Form 10-K
MLX CORP /MI
filed 1994-03-29
CIK 64247

                         CONFORMED COPY
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K

(X)  Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the fiscal year ended December 31, 1993
                               OR
(  )          Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the transition period from     to

Commission File Number I-4795

                            MLX CORP.
     (Exact name of registrant as specified in its charter)

       Georgia                                       38-0811650


(State or other jurisdiction of incorporation or
organization)(I.R.S. Employer Identification No.)
1000 Center Place, Norcross, Georgia                        30093
(Address of principal executive offices)         (Zip Code)
Registrant's telephone number, including area code (404)798-0677 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:Common Stock, $.01 par value
Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for
the past 90 days.                                 Yes X   No____
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section Number 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]
The aggregate market value of voting stock held by non-affiliates of the Registrant was $7,244,000 as of March 1, 1994, based on the bid (asked) price as reported on the NASDAQ Small Cap Market.
The number of shares outstanding of the Registrant's Common
Stock, par value $.01, as of the close of business on March 1, 1994 was 2,535,950.
               DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part I, II & IV hereof incorporate information by reference from Registrant's 1993 Annual Report to Shareholders, a copy of which is filed with the Commission as Exhibit 13 hereto. Portions of Part III hereof incorporate information by reference from Registrant's definitive Proxy Statement to be filed with the Commission no later than 120 days after the close of the Registrant's fiscal year ended December 31, 1993 in connection with Registrant's 1994 Annual Meeting of Shareholders.

                             PART I

Item 1.   Business.

     (A)  General Development of Business The
          Registrant is engaged in the design and
          manufacture of high-energy friction materials which are used primarily in aircraft brakes and heavy equipment brakes, transmission and clutches.

          Reference is made to the information set forth in the Registrant's 1993 Annual Report to Shareholders under "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the development of the business since January 1, 1993, which information is incorporated herein by reference.

          In June 1993, the Company merged with and into a wholly-owned subsidiary in order to reincorporate in the State of Georgia. This transaction was approved by the Company's shareholders at the annual meeting of shareholders on June 2, 1993.

     (B) Financial Information About Industry Segments Reference is made to information set forth in Note J of the Notes to Consolidated Financial Statements in the Registrant's 1993 Annual Report to Shareholders, which information is incorporated herein by reference.

     (C) Narrative Description of Business Reference is made to the information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Other Data" contained in the Registrant's 1993 Annual Report to Shareholders, which information is incorporated herein by reference. Additional information concerning the business of the Registrant follows.



          General: Today, MLX owns and manages the S. K. Wellman ("Wellman") subsidiary. Wellman is one of the world's leading manufacturers of high-energy friction materials. The friction materials manufactured and sold by Wellman are used in a variety of applications which require material which will withstand and function under extreme conditions of high energy and heat. These types of conditions exist in aircraft brakes and heavy equipment brakes, transmissions and clutches. Wellman has manufacturing facilities located in Brook Park, Ohio; LaVergne, Tennessee; Concord, Ontario, Canada; and Orzinuovi, Italy. Wellman also has administrative offices and research facilities located in Solon, Ohio and sales and/or distribution offices in Madison, Wisconsin; Peoria, Illinois; Detroit, Michigan; Cleveland, Ohio; Akron, Ohio; Edmonton, Alberta, Canada; Vancouver, British Columbia, Canada; Concord, Ontario, Canada; and Orzinuovi, Italy. At December

          31, 1993 Wellman had 511 employees. Approximately
          213 of these employees were covered under collective bargaining agreements which expire on April 22, 1994.

          MLX provides managerial and administrative support to Wellman. This support is provided in the areas of strategic management, income tax compliance, legal strategy and capital and lending resources.

          Products: The friction materials manufactured by Wellman are made of a variety of materials, including metallic (either copper or iron based), graphitic, ceramic, and composite fiber (paper). These friction materials are used in commercial, military and general aviation aircraft brakes; friction disks for use in automatic and power shift transmissions; and clutch buttons, which are used as the main contact point between the engine and transmission. Wellman also manufactures other types of clutch facings and opposing disks to complement its clutch button business. Raw materials used by Wellman are available from multiple sources.

          Customers: Wellman's customers for the aircraft brake friction materials are primarily aircraft wheel and brake manufacturers. Wellman's principal customers for its friction disks are heavy equipment manufacturers such as Caterpillar Inc., John Deere & Company, and the Allison Division of General Motors Corporation. The principal customers for its clutch buttons are heavy equipment component suppliers such as Dana
          Corporation. More than 80% of friction disk and clutch button production is sold to original equipment manufacturers with the balance sold to end users (under the "Velvetouch" tradename) through distributors and equipment rebuilders.

          Competition: The Registrant believes that the domestic market for the products that it manufactures is approximately $200 million and that the total worldwide approximates $300 million. The Registrant believes that it is either the largest or the second largest manufacturer of each of the products it sells, with market share ranging between 20% and 60% of such markets. In each of its markets, the Registrant competes with a number of companies; however, there are only one or two competitors in each of its markets which are comparable in size to the Registrant. Competition is primarily based upon the ability to engineer a product which meets the customers' specifications, consistent quality, price and delivery.

          Research and Development: Research, product development and engineering are an important aspect of Wellman's business. Each of Wellman's products are specifically engineered to meet a customer's applications. The Registrant believes that it has the most extensive research, development and engineering capabilities and testing equipment in the industry. Product research, development and engineering expenditures for Wellman were approximately $3,365,000 in 1993, $3,164,000 in 1992 and $3,344,000 in 1991.

          (D) Financial Information About Foreign and Domestic Operations and Export Sales Reference is made to the information set forth in Note J of the Notes to Consolidated Financial Statements in the Registrant's 1993 Annual Report to Shareholders, which information is incorporated herein by reference.

Item 2.        Properties.

The Registrant and its consolidated subsidiaries utilize the following properties.

                                 Square
Location            How Held     Footage     Utilization
Brook Park,Ohio     Owned1       111,000     Manufacturing
Cleveland, Ohio     Leased        14,300     Materials Storage
Akron, Ohio         Leased        20,400     Distribution
Solon, Ohio         Owned1        50,000     Administration &
                                             rearch
LaVergne, Tennessee Owned1        76,100     Manufacturing
Concord, Ontario,   Leased1       15,200     Manufacturing &
  Canada                                     distribution
Orzinuovi, Italy    Owned         65,000     Manufacturing &
                                             sales
Norcross, Georgia   Leased         3,000     Executive &
                                             administration

Management believes that none of the leased facilities is critical to its operations. The leases are generally for an initial term of five years and generally contain one or more renewal option periods. Management considers the properties to be suitable for their present use.

Item 3.        Legal Proceedings.

An interpleader action was filed in the U.S. District Court for the Northern District of Georgia on October 9, 1992, by Mr.
Alfred R. Glancy III, a director of the Company, as the custodian of the shares of Common Stock held pursuant to a Voting Trust.
Mr. Glancy requested that the court determine whether or not the Voting Trust was effectively terminated as a result of the actions of one of the trustees of the Voting Trust. Upon Mr. Glancy's motion, the interpleader action was dismissed with prejudice on March 11, 1994. Mr Glancy has indicated that he will distribute the trust shares to their beneficial owners, and the Company has agreed to permit the Voting Trust to terminate. The Company agreed to the termination of the Voting Trust prior to its scheduled expiration (June 30, 1994) because the adoption of share transfer restrictions at last year's annual meeting of shareholders obviated the need for the trust.
[FN]
    <F1>1    These facilities and equipment at these locations are a
portion of the collateral securing the Senior Lending Facility due in 1997 (S. K. Wellman) described in Note D of the Notes to the Consolidated Financial Statements contained in the Registrant's 1993 Annual Report to Shareholders.

Other than the interpleader action described above, the Registrant is unaware of any litigation which is expected to have a material effect on the results of operations or financial condition of the Registrant.

Item 4.        Submission of Matters to a Vote of Security
               Holders

No response under this item is required.

                             PART II

Item 5.        Market for Registrant's Common Equity and Related
               Stockholder Matters.

Reference is made to the information set forth in "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" under "Market, Share Ownership and Dividend
Information" in the Registrant's 1993 Annual Report to
Shareholders, which information is incorporated herein by reference.

Item 6.        Selected Financial Data.

Reference is made to the information set forth in "Financial
Review" under "Selected Financial Information" in the
Registrant's 1993 Annual Report to Shareholders, which information is incorporated herein by reference.

Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations.
Reference is made to the information set forth under "Management's Discussion and Analysis of Financial Condition and
Results of Operations" in the Registrant's 1993 Annual Report to
Shareholders, which information is incorporated herein by reference.

Item 8.        Financial Statements and Supplementary Data.

Reference is made to the information set forth under "Consolidated Financial Statements" in the Registrant's 1993
Annual Report to Shareholders, which information is incorporated herein by reference.

Reference is made to the information set forth under "Quarterly
Data" in the Registrant's 1993 Annual Report to Shareholders, which information is incorporated herein by reference.

Item 9.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.

No response under this item is required.

                            PART III

Item 10.       Directors and Executive Officers of the
               Registrant.
For information with respect to Directors and Executive Officers of the Registrant, the Registrant incorporates by reference herein the information appearing under the caption, "Business Experience of Directors and Executive Officers" and, with respect to compliance with Item 405 of Regulation S-K, "Security Ownership of Certain Beneficial Owners" under the table containing the "Amount and Nature of Beneficial Ownership" of executive officers and directors contained in the Registrant's definitive Proxy Statement to be filed with the Commission no later than 120 days after the close of the Registrant's fiscal year ended December 31, 1993 in connection with the Registrant's 1994 Annual Meeting of Shareholders.

Item 11.       Executive Compensation.

Registrant incorporates by reference herein information appearing under the caption "Remuneration of Directors and Executive Officers" contained in the Registrant's definitive Proxy Statement to be filed with the Commission no later than 120 days after the close of the Registrant's fiscal year ended December 31, 1993 in connection with the Registrant's 1994 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Registrant incorporates by reference herein information appearing under the caption "Security Ownership of Certain Beneficial Owners" contained in the Registrant's definitive Proxy Statement to be filed with the Commission no later than 120 days after the close of the Registrant's fiscal year ended December 31, 1993 in connection with the Registrant's 1994 Annual Meeting of Shareholders.

Item 13.       Certain Relationships and Related Transactions.

Registrant incorporates by reference herein information appearing under the caption "Employment Agreements With Executive Officers" and "Compensation Committee Interlocks and Related Transactions' contained in the Registrant's definitive Proxy Statement to be filed with the Commission no later than 120 days after the close of the Registrant's fiscal year ended December 31, 1993 in connection with the Registrant's 1994 Annual Meeting of Shareholders.

                             PART IV

Item 14.       Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K.

     (a)       Documents Filed as part of the Report.

               (1)  The following consolidated financial
                    statements of the Registrant and its
                    subsidiaries, included in its 1993 Annual
                    Report to Shareholders, are incorporated in
                    Item 8 herein by reference:

                    Consolidated Balance Sheets at December 31,
                    1993 and 1992.

                    Consolidated Statements of Operations for the years ended December 31, 1993, 1992 and 1991.

                    Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1992 and 1991.

                    Consolidated Statements of Shareholders'
                    Equity for the years ended December 31, 1993, 1992 and 1991.

                    Notes to Consolidated Financial Statements -
                    December 31, 1993.

               (2)  The following consolidated financial
                    statement schedules of the Registrant and its subsidiaries are included in Item 14(d):

                    Schedule III   -    Condensed Financial
                                        Information of
                                        Registrant

                    Schedule V     -    Property, Plant and
                                        Equipment

                    Schedule VI    -    Accumulated Depreciation,
                                        Depletion, and
                                        Amortization of
                                        Prroperty, Plant and
                                        Equipment

                    Schedule VIII  -    Valuation and Qualifying
                                        Accounts

                    Schedule IX    -    Short Term Borrowings

                    Schedule X     -    Supplementary Income
                                        Statement Information

               All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable, and therefore have been omitted.

               (3)  Exhibits required by Item 601 of Regulation
                    S-K:

                    Exhibit 3.1 & 4.1   -    Articles of
                                             Incorporation of the
                                             Registrant, as
                                             amended
                                             (incorporated herein
                                             by reference to
                                             Exhibit 3.1 to the
                                             Registrant's Report
                                             on Form 10-Q for the
                                             quarter ended June
                                             30, 1993).

                    Exhibit 3.2 & 4.2   -    By-Laws of the
                                             Registrant
                                             (incorporated herein
                                             by reference to
                                             Exhibit 3.2 to the
                                             Registrant's Report
                                             on Form 10-Q for the
                                             quarter ended June
                                             30, 1993).

                    Exhibit 4.3 & 9.1   -    Voting Trust
                                             Agreement dated
                                             Deecember 11, 1984
                                             (incorporated herein
                                             by reference to
                                             Exhibit 4.3 to the
                                             Registrant's Report
                                             on Form 10-K for the
                                             fiscal year ended
                                             December 31, 1991).

                    Exhibit 4.4 & 9.2   -    Amendment No. 1
                                             dated October 26,
                                             1987 to the Voting
                                             Trust Agreement
                                             dated December 11,
                                             1984 (incorporated
                                             herein by reference
                                             to Exhibit 4.3 to
                                             the Registrant's
                                             Report on Form 10-K
                                             for the fiscal year
                                             ended December 31,
                                             1991).

                    Exhibit 4.5 & 9.3   -    Amendment No. 2,
                                             dated April 2, 1991,
                                             to the Voting Trust
                                             Agreement dated
                                             December 11, 1984
                                             (incorporated herein
                                             by reference to
                                             Exhibit 4.3 to the
                                             Registrant's Report
                                             on Form 10-K for the
                                             fiscal year ended
                                             December 31, 1991).

                    Exhibit 4.6         -    Restricted Transfer
                                             Trust Agreement
                                             dated October 10,
                                             1986 (incorporated
                                             herein by reference
                                             to Exhibit 4.3 to
                                             the Registrant's
                                             Report on Form 10-K
                                             for the fiscal year
                                             ended December 31,
                                             1991).

                     Exhibit 4.7        -    Amendment No. 1
                                             dated October 26,
                                             1987 to the
                                             Restricted Transfer
                                             Trust Agreement
                                             dated October 10,
                                             1986 (incorporated
                                             herein by reference
                                             to Exhibit 4.3 to
                                             the Registrant's
                                             Report on Form 10-K
                                             for the fiscal year
                                             ended December  31,
                                             1991).

                         Exhibit 4.8    -    Amendment No. 2
                                             dated June 4, 1990
                                             to the Restricted
                                             Transfer Trust
                                             Agreement dated
                                             October 10, 1986
                                             (incorporated herein
                                             by reference to
                                             Exhibit 4.3 to the
                                             Registrant's Report
                                             on Form 10-K for the
                                             fiscal year ended
                                             December 31, 1991).

                         Exhibit 4.9*   -    MLX Exchange
                                             Agreement dated as
                                             of April 13, 1990,
                                             as amended and
                                             restated as of March
                                             19, 1992, as amended
                                             and restated as of
                                             April 21, 1993,
                                             among the
                                             Registrant, the
                                             Lenders listed
                                             therein, and Morgan
                                             Guaranty Trust
                                             Company of New York,
                                             as Bond Agent.

                         Exhibit 4.10   -    MLX Limited
                                             Guarantee, dated as
                                             of March 19, 1992
                                             (incorporated herein
                                             by reference to
                                             Exhibit 2.17 to the
                                             Registrant's Current
                                             Report on Form 8-K,
                                             dated April 10,
                                             1992).

                         Exhibit 4.11   -    Management Services
                                             Agreement, dated as
                                             of March 19, 1992,
                                             between the
                                             Registrant and
                                             Pameco Holdings,
                                             Inc. (incorporated
                                             herein by reference
                                             to Exhibit 2.16 of
                                             Registrant's Current
                                             Report on Form 8-K
                                             dated April 10,
                                             1992).

                         Exhibit 4.12   -    Amendment to
                                             Management Services
                                             Agreement, dated as
                                             of November 30,
                                             1992, between the
                                             Registrant and
                                             Pameco Holdings,
                                             Inc. (incorporated
                                             herein by reference
                                             to Exhibit 4.12 of
                                             Registrant's Report
                                             on Form 10-K for the
                                             year ended December
                                             31, 1992).

                         Exhibit 4.13   -    Nomination
                                             Agreement, dated as
                                             of December 15,
                                             1992, among the
                                             Registrant and the
                                             Investors listed
                                             therein
                                             (incorporated herein
                                             by reference to
                                             Exhibit 4.13 of
                                             Registrant's Report
                                             on Form 10-K for the
                                             year ended December
                                             31, 1992).

                         Exhibit 4.14   -    Exchange Agreement,
                                             dated as of January
                                             15, 1993, among MLX
                                             Corp. and the
                                             Investors listed
                                             therein
                                             (incorporated herein
                                             by reference to
                                             Exhibit 4.14 of
                                             Registrant's Report
                                             on Form 10-K for the
                                             year ended December
                                             31, 1992).

                         Exhibit 4.15   -    Loan and Security
                                             Agreement, dated as
                                             of January 15, 1993,
                                             between S.K. Wellman
                                             Limited, Inc. and
                                             Barclays Business
                                             Credit, Inc.
                                             (incorporated herein
                                             by reference to
                                             Exhibit 4.15 of
                                             Registrant's Report
                                             on Form 10-K for the
                                             year ended December
                                             31, 1992).

                         Exhibit 4.16   -    First Amendment to
                                             Loan and Security
                                             Agreement, dated as
                                             of February 19,
                                             1993, between S.K.
                                             Wellman Limited,
                                             Inc. and Barclays
                                             Business Credit,
                                             Inc. (incorporated
                                             herein by reference
                                             to Exhibit 4.16 of
                                             Registrant's Report
                                             on Form 10-K for the
                                             year ended December
                                             31, 1992).

                         Exhibit 4.17   -    Second Amendment to
                                             Loan and Security
                                             Agreement, dated as
                                             of March 15, 1993,
                                             between S.K. Wellman
                                             Limited, Inc. and
                                             Barclays Business
                                             Credit, Inc.
                                             (incorporated herein
                                             by reference to
                                             Exhibit 4.17 of
                                             Registrant's Report
                                             on Form 10-K for the
                                             year ended December
                                             31, 1992).

                         Exhibit 4.18   -    Stock Pledge
                                             Agreement (S.K.
                                             Wellman S.p.A.),
                                             dated as of January
                                             15, 1993 between The
                                             S.K. Wellman Corp.
                                             and Barclays
                                             Business Credit,
                                             Inc. (incorporated
                                             herein by reference
                                             to Exhibit 4.18 of
                                             Registrant's Report
                                             on Form 10-K for the
                                             year ended December
                                             31, 1992).

                         Exhibit 4.19   -    Stock Pledge
                                             Agreement (S.K.
                                             Wellman S.p.A.),
                                             dated as of January
                                             15, 1993, between
                                             S.K. Wellman
                                             Limited, Inc. and
                                             Barclays Business
                                             Credit, Inc.
                                             (incorporated herein
                                             by reference to
                                             Exhibit 4.19 of
                                             Registrant's Report
                                             on Form 10-K for the
                                             year ended December
                                             31, 1992).

                         Exhibit 4.20   -    Stock Pledge Agreeme
                                             (The S.K. Wellman
                                             Company of Canada
                                             Limited), dated as
                                             of January 15, 1993,
                                             between The S.K.
                                             Wellman Corp. and
                                             Barclays Business
                                             Credit, Inc.
                                             (incorporated herein
                                             by reference to
                                             Exhibit 4.20 of
                                             Registrant's Report
                                             on Form 10-K for the
                                             year ended December
                                             31, 1992).

                         Exhibit 4.21   -    Patent Collateral
                                             Assignment and
                                             Security Agreement,
                                             dated as of January
                                             15, 1993, between
                                             The S.K. Wellman
                                             Corp. and Barclays
                                             Business Credit,
                                             Inc. (incorporated
                                             herein by reference
                                             to Exhibit 4.21 of
                                             Registrant's Report
                                             on Form 10-K for the
                                             year ended December
                                             31, 1992).

                         Exhibit 4.22   -    Trademark Security
                                             Agreement, dated as
                                             of January 15, 1993,
                                             between The S.K.
                                             Wellman Corp. and
                                             Barclays Business
                                             Credit, Inc.
                                             (incorporated herein
                                             by reference to
                                             Exhibit 4.22 of
                                             Registrant's Report
                                             on Form 10-K for the
                                             year ended December
                                             31, 1992).

                         Exhibit 4.23*  -    Exchange Agreement
                                             dated as of April 2,
                                             1993 among MLX Corp.
                                             and the Bondholders
                                             Listed Herein.

                         Exhibit 10.1#  -    Employment Agreement
                                             dated February 10,
                                             1991, between the
                                             Registrant and Brian
                                             R. Esher
                                             (incorporated herein
                                             by reference to
                                             Exhibit 10.1 to the
                                             Registrant's Report
                                             on Form 10-K for the
                                             fiscal year ended
                                             December 31, 1990).

                         Exhibit 10.2#  -    First Amendment to
                                             Employment
                                             Agreement, dated as
                                             of March 19, 1992,
                                             between the
                                             Registrant and Brian
                                             Esher.

                         Exhibit 10.3   -    Severance/Consulting
                                             Agreement dated
                                             January 14, 1991,
                                             between the
                                             Registrant and
                                             William P. Panny
                                             (incorporated herein
                                             by reference to
                                             Exhibit 10.3 to the
                                             Registrant's Report
                                             on Form 10-K for the
                                             fiscal year ended
                                             December 31, 1990).

                         Exhibit 10.4   -    Purchase Agreement,
                                             dated as of March
                                             19, 1992, among the
                                             Registrant, Pameco
                                             Holdings, Inc., and
                                             Pameco Corporation
                                             (incorporated herein
                                             by reference to
                                             Exhibit 2.1 of
                                             Registrant's Current
                                             Report on Form 8-K
                                             dated April 10,
                                             1992).

                         Exhibit 10.5#  -    MLX Corp. Stock
                                             Option Plan, dated
                                             as of December 29,
                                             1989  (incorporated
                                             herein by reference
                                             to Exhibit 10.5 of
                                             Registrant's Report
                                             on Form 10-K for the
                                             year ended December
                                             31, 1992).

                         Exhibit 10.6#  -    Senior Management
                                             Discretionary Bonus
                                             Plan, dated as of
                                             January 21, 1992
                                             (incorporated herein
                                             by reeference to
                                             Exhibit 10.6 of
                                             Registrant's Report
                                             on Form 10-K for the
                                             year ended December
                                             31, 1992).

                         Exhibit 13*    -    1993 Annual Report
                                             to Shareholders of
                                             the Registrant. With
                                             the exception of
                                             information
                                             expressly
                                             incorporated herein
                                             by reference, the
                                             1993 Annual Report
                                             is not deemed to be
                                             filed with the
                                             Commission.

                         Exhibit 21     -    Subsidiaries of the
                                             Registrant
                                             (incorporated herein
                                             by reference to
                                             Exhibit 22 of
                                             Registrant's Report
                                             on Form 10-K for the
                                             year ended December
                                             31, 1992).

                         Exhibit 24*    -    Consent of
                                             Independent
                                             Accountants.
_____________
[FN]
*Filed with this Report on Form 10-K
#Management compensatory plan or arrangement


     (b)       Reports on Form 8-K

               No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1993.

                           SIGNATURES

Pursuant to the requirement's of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   MLX Corp.

Dated:  March 11, 1994             By:  /s/ Thomas C. Waggoner

                                        Thomas C. Waggoner
                                        Vice President &
                                        Chief Financial Officer


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities indicated, on March 11, 1994.

Signature                               Title

/s/ BRIAN R. ESHER                      Chairman of the Board,
                                        President & Chief
                                        Executive Officer
                                        (Principal Executive
                                        Officer) and Director

/s/ THOMAS C. WAGGONER                  Vice President & Chief
                                        Financial Officer
                                        (Principal Financial &
                                        Accounting Officer)

/s/ WILLEM F.P. de VOGEL                Director

/s/ ALFRED R. GLANCY III                Director

/s/ S. STERLING McMILLAN III            Director

/s/ J. WILLIAM UHRIG                    Director

/s/ W. JOHN ROBERTS                     Director

/s/ H. WHITNEY WAGNER                   Director

Report of Independent Auditors
Board of Directors
MLX Corp.


We have audited the consolidated balance sheets of MLX Corp. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MLX Corp. and subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes and postretirement benefits.




                                             ERNST & YOUNG
March 11, 1994
Atlanta, Georgia

      SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT MLX Corp.
                            December 31, 1993 and 1992
                                  (in thousands)

CONDENSED BALANCE SHEETS                                  1993        1992
ASSETS
Current Assets:
 Cash and cash equivalents                              $   695     $    413
Dividend receivable from subsidiary                           -        2,523
Prepaid expenses and other                                    -          115
  Total Current Assets                                      695        3,051

Investment in Subsidiaries*                              12,612       13,571

Other Assets:
 Leasehold improvements and equipment - net                   7           47
Intangible assets - net                                     415          345
Other                                                         1            1
  Total Other Assets                                        423          393

                                                        $13,730      $17,015

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                                       $     6    $      10
Payables to subsidiaries*                                     -            1
Other accrued liabilities                                 1,083        1,022
Current portion of long-term debt                             -          718
Federal income taxes payable                                150            -
Dividends payable on Series A Preferred Stock               638            -
  Total Current Liabilities                               1,877        1,751

Long-Term Liabilities:
 Minority interest notes payabl                               -        2,384
Zero coupon bonds                                         1,005        9,472
Note payable to bank                                          -        3,302
Variable Rate Subordinated Note                           1,397            -
Note payable to subsidiary*                               2,127        1,950

                                                          4,529       17,108
Shareholders' Equity:
 Preferred stock                                          6,981        5,100
Common stock                                                 25          254
Capital in excess of par value                           60,551       57,319
Retained earnings deficit since December 11, 1984       (58,836)     (63,629)

                                                          8,721         (956)
Other equity deductions                                  (1,397)        (888)
   Total Shareholders' Equity                             7,324       (1,844)

                                                        $13,730      $17,015

*Eliminated in consolidation.

SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - (cont.) MLX Corp.
                   YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                  (in thousands)

CONDENSED STATEMENTS OF OPERATIO             1993         1992         1991
Revenues:
 Interest and other income                $   125       $   348     $    384
 Dividends from subsidiaries*               5,900             -        5,002
 Management fees from subsidiarie             950           600        1,650
 Management fee from related party             82           470            -
 Total Revenues                             7,057         1,418        7,036

Expenses:
 General and administrative expenses        1,355         1,408        2,006
 Interest expense:
   Subsidiary indebtedness*                   151           295          377
   Other indebtedness                         366         1,334        1,595

Earnings (loss) before taxes, equity in
 earnings (losses) of subsidiaries,
 discontinued operations and
 extraordinary item                         5,185        (1,619)       3,058
   Charge in lieu of federal
     income taxes                          (1,243)       (1,110)           -
   Provision for federal AMT taxes           (150)             -           -
   Credit for subsidiary tax sharing        1,360         2,129          876

Earnings (loss) before equity in earnings
 (losses) of subsidiaries, discontinued
 operations and extraordinary item          5,152          (600)       3,934
 Equity in earnings (losses) of
   subsidiaries, after payment
   of dividends*                           (3,113)         1,985     (18,233)
 Loss on disposal of discontinued
   operations                                   -             -       (8,935)
 Extraordinary gain on early retirement
   of debt (net of charge in lieu of federal
   income taxes of $1,869 in 1993 and $1,661
   in 1992)                                 3,627         4,124            -
Net earnings (loss)                       $ 5,666       $ 5,509     $(23,234)

CONDENSED STATEMENTS OF CASH FLOWS
Net Cash Provided by Operating Activities $   254       $ 1,211     $    215

Investing Activities:
Purchase of property                            -             -          (24)

Financing Activities:
Proceeds from sale of common stock              -             -           78
Dividends and advances from subsidiary      6,538             -            -
Reduction of debt                          (6,510)       (1,835)       (661)

                                               28        (1,835)       (583)
Increase (Decrease) in cash              $    282      $   (624)    $  (392)

* Eliminated in consolidation.

                                 SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                                         MLX CORP. AND SUBSIDIARIES

          COL. A                   COL. B          COL. C            COL. D         COL. E          COL. F
                                 Balance at                                      Other Charges    Balance at
      Classification            Beginning of  Additions at Cost   Retirements     Add (deduct)      End of
                                   Period                                             (1)           Period
Year ended December 31, 1993:
   Land and improvements       $ 1,192,000       $        0        $       0     $   (13,000)    $ 1,179,000
   Buildings and improvements    6,934,000           83,000                0         (84,000)      6,933,000
   Machinery and equipment      14,883,000        1,835,000          (68,000)       (643,000)     16,007,000
   Construction in process         631,000          (98,000)               0               0         533,000
                               $23,640,000       $1,820,000         $(68,000)    $  (740,000)    $24,652,000

Year ended December 31, 1992:
   Land and improvements       $ 1,219,000       $        0        $       0     $   (27,000)    $ 1,192,000
   Buildings and improvements    7,114,000                0           (5,000)       (175,000)      6,934,000
   Machinery and equipment      15,342,000          907,000         (110,000)     (1,256,000)     14,883,000
   Construction in process         409,000          222,000                0               0         631,000
                               $24,084,000       $1,129,000        $(115,000)    $(1,458,000)    $23,640,000

Year ended December 31, 1991:
   Land and improvements       $ 1,216,000       $    5,000        $       0     $    (2,000)    $ 1,219,000
   Buildings and improvements    7,205,000           43,000         (120,000)        (14,000)      7,114,000
   Machinery and equipment      14,337,000        1,238,000         (144,000)        (89,000)     15,342,000
   Construction in process         301,000          108,000                0               0         409,000
                               $23,059,000       $1,394,000        $(264,000)    $  (105,000)    $24,084,000

<F1> (1) Foreign translation adjustments.

     SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION
     AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

                                         MLX CORP. AND SUBSIDIARIES

          COL. A                   COL. B          COL. C            COL. D         COL. E          COL. F
                                 Balance at   Additions Charged                  Other Charges    Balance at
      Classification            Beginning of    to Costs and      Retirements     Add (deduct)      End of
                                   Period         Expemses                            (1)           Period
Year ended December 31, 1993:
     Land and improvements     $    59,000       $   22,000        $       0     $         0     $    81,000
     Buildings and improvements  1,751,000          359,000                0         (15,000)      2,095,000
     Machinery and equipment     9,553,000        1,372,000          (60,000)       (453,000)     10,412,000
                               $11,363,000       $1,753,000        $ (60,000)    $  (468,000)    $12,588,000

Year ended December 31, 1992:
   Land and improvements       $    42,000       $   17,000        $       0     $         0     $    59,000
   Buildings and improvements    1,439,000          341,000           (5,000)        (24,000)      1,751,000
   Machinery and equipment       8,576,000        1,811,000          (91,000)       (743,000)      9,553,000
                               $10,057,000       $2,169,000        $ (96,000)    $  (767,000)    $11,363,000

Year ended December 31, 1991:
  Land and improvements        $    25,000       $   17,000        $       0     $         0     $    42,000
  Buildings and improvements     1,188,000          353,000          (98,000)         (4,000)      1,439,000
  Machinery and equipment        6,834,000        1,896,000         (114,000)        (40,000)      8,576,000
                               $ 8,047,000       $2,266,000        $(212,000)    $   (44,000)    $10,057,000

<F1> (1) Foreign translation adjustments

                              SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                                         MLX CORP. AND SUBSIDIARIES

      COL. A             COL. B                       COL. C                     COL. D           COL. E
                                                     Additions
                 Balance at Beginning  Charged to Costs  Charged to Other Deductions-Describe Balance at End
   Description         of Period         and Expenses    Accounts-Describe         (1)          of Period
Year Ended December 31, 1993:

Reserve and allowances
 deducted from
 asset accounts

Valuation allowance
 for deferred
 tax assets               -              $124,000,000           -              $3,000,000      $121,000,000

<F1> (1) Reduction in net operating loss carryover due to offset against taxable income.

                                     SCHEDULE IX - SHORT-TERM BORROWINGS

                                         MLX CORP. AND SUBSIDIARIES

           COL. A                 COL. B        COL. C        COL. D          COL. E          COL. F
                                                           Maximum Amount   Average Amount     Weighted
                                Balance at      Weighted     Outstanding     Outstanding   Average Interest
   Catagory of Aggregate          End of        Average       During the      During the     Rate During
   Short-Term Borrowings          Period     Interest Rate      Period        Period (1)    the Period (2)
Year ended December 31, 1993:
Revolving Credit Facility      $2,345,036       9.82%       $4,424,605      $2,968,932        9.05%

Year ended December 31, 1992:
Revolving Credit Facility      $1,332,180(3)    8.49%       $4,368,019      $2,334,262        8.50%
Revolving Credit Facility               0(3)   15.60%        3,224,550       1,896,970       15.60%

Year ended December 31, 1991:
Revolving Credit Facility      $4,368,019(3)    8.95%       $10,027,000     $7,023,309        9.75%
Revolving Credit Facility       3,224,550(3)   14.50%         3,592,339      3,230,969       14.50%

<F1> (1)Average amount outstanding computed by dividing calendar month end loan balances plus previous year-end balance by 13.
<F2> (2)The weighted average interest rate during the period was computed by dividing the actual interest expense by average short-term debt outstanding.
<F3> (3)The revolving credit facilities expired in 1993.  The facilities were replaced by a new lender in early 1993.  The new facility expires in 1997.

              SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                            MLX CORP. AND SUBSIDIARIES

           COL. A                                       COL. B
            ITEM                             Charged to Costs and Expenses
                                                 Year ended December 31
                                            1993         1992          1991
Maintenance and repairs                 $1,111,000    $1,086,000    $  768,000

Depreciation and amortization of
 intangible assets, preoperating costs
 and similar deferrals                  $  919,000    $1,252,000    $1,356,000

Taxes other than payroll and
 income taxes                                  (A)           (A)           (A)

 Royalties                                     (A)           (A)           (A)

 Advertising costs                             (A)           (A)           (A)

(A) Expense amount represents less than 1% of total sales.