Form 10-Q
period 1994-03-31
MLX CORP /MI
filed 1994-05-10
CIK 64247

CONFORMED
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                     FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

For the Quarter ended March 31, 1994             Commission File Number I-4795

                                      MLX CORP.
               (Exact name of registrant as specified in its charter)

          Georgia                                38-0811650
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)

1000 Center Place, Norcross, Georgia                30093
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number,
including area code                             (404)798-0677


Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes XX No__

The number of shares outstanding of the Registrant's Common
Stock, par value $.01, as of the close of business on March 31, 1994 was 2,535,950.

PART I - FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MLX Corp. and Subsidiaries

                                                             March 31        December 31
                                                      1994                       1993
ASSETS

Current Assets
      Cash and cash equivalents.                     $ 1,147         $   985
      Accounts receivable, net                         9,081           8,357
      Inventories:
             Raw materials and work-in-process          7,103           6,151
             Manufactured goods                         2,578           2,298
                    Total inventories                    9,681           8,449
      Prepaid expenses                                   557             583
                    Total Current Assets                20,466          18,374
Property, Plant & Equipment, net                     12,109          12,064

Intangible Assets, net                                2,654           2,785

Other Assets                                            531             538

TOTAL ASSETS                                        $35,760         $33,761

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MLX Corp. and Subsidiaries

                                                   March 31       December 31
                                                     1994             1993
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
      Accounts payable                              $   4,262       $   3,362
     Accrued compensation and benefits                  1,983           2,809
     Other accrued liabilities and expenses             1,934           1,969
     Accrued taxes                                        621             553
     Dividends payable on Series A
         Preferred Stock                                  178             638
     Current portion of debt                               58              53
         Total Current Liabilities                      9,036           9,384

Long-Term Debt                                         15,681          14,792

Other Long-Term Liabilities                             2,313           2,261

Shareholders' Equity
     Preferred stock, no par value -
         authorized 1,500,000 shares,
         none outstanding                                   -               -
     Preferred stock, Series A, $30 par
         value - authorized 500,000 shares,
         264,000 shares outstanding                     7,050           6,981
     Common stock, $.01 par value -
         authorized 38,500,000 shares,
         2,536,000 shares outstanding                      25              25
     Capital in excess of par value                    60,951          60,551
     Retained earnings deficit since
        December 31, 1984.                            (58,036)        (58,836)
                                                        9,990           8,721
     Less other equity adjustments                     (1,260)         (1,397)
        Total Shareholders' Equity                      8,730           7,324

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 35,760        $ 33,761

Dollars in thousands
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
MLX Corp. and Subsidiaries

                                                           For the Quarter Ended
                                                                 March 31
                                                             1994       1993
Net Sales                                                  $14,995     $14,428

Costs and Expenses:
     Costs of products sold                                 11,244      11,178
     Selling, general and administrative expenses            1,773       1,660
     Amortization of goodwill and organization costs            57          56
                                                            13,074      12,894

Operating Earnings                                           1,921       1,534

Other Income (Expense):
     Interest expense                                         (382)       (736)
     Other income (expense)                                    113         (49)

Earnings before Income Taxes                                 1,652         749

Provision for Income Taxes:
     Federal income taxes due and payable                      (30)          0
     Charge in lieu of federal income taxes                   (400)       (250)
     Foreign, state and local income taxes                    (176)       (124)

Net Earnings                                                 1,046         375

     Dividends and accretion on preferred stock               (246)       (180)

Earnings applicable to common stock                        $   800     $   195

Earnings per Share                                         $  0.31     $  0.08

Average Outstanding Common Shares and Dilutive Options       2,614       2,542

Dollars in thousands (except per share data)
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
MLX Corp. and Subsidiaries

                                                                    For the Quarter Ended
                                                                           March 31
                                                                       1994        1993
Cash Flows From Operating Activities:
Net Earnings                                                         $ 1,046     $   375
     Adjustments to reconcile earnings to net cash
       provided by (used in) operating activities:
         Charge in lieu of federal income taxes                          400         250
         Depreciation and amortization                                   558         822
         Change in operating assets and liabilities:
           Accounts receivable                                          (724)       (299)
           Inventories and prepaid expenses                           (1,206)        330
           Accounts payable and accrued expenses                          39         442
           Other                                                        (428)       (186)

Net cash provided by (used in) operating activities                     (315)      1,734

Cash Flows From Investing Activities:
     Purchase of property, plant and equipment                          (372)       (390)

Net cash provided by (used in) investing activities                     (372)       (390)

Cash Flows From Financing Activities:
     Net proceeds under revolving credit agreement                       849      11,599
     Repayments of subordinated debt                                       -      (5,840)
     Repayments of industrial revenue bond                                 -      (6,800)
     Payment of transaction expenses                                       -        (670)

Net cash provided by (used in) financing activities                      849      (1,711)

Net increase (decrease) in cash and cash equivalents                     162        (367)

Cash and cash equivalents at January 1                                   985         667

Cash and cash equivalents at March 31                                $ 1,147     $   300

Supplemental Cash Flow Disclosure:
     Federal taxes paid on income                                    $    90           -
     Interest paid on debt obligations                               $   339     $   396

Dollars in thousands
See notes to consolidated financial statements


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MLX Corp. and Subsidiaries

The Consolidated Financial Statements have been prepared by the Registrant without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations. These financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

In the opinion of the Registrant, the accompanying Consolidated Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1994 and December 31, 1993, and the results of operations and cash flows for the quarters ended March 31, 1994 and 1993.

Note A - Income Taxes

At January 1, 1994, the Registrant had available net operating loss carryforwards of approximately $339 million which are available to offset future taxable income for federal income tax purposes. Accordingly, the Company has federal tax liability only for Alternative Minimum Tax amounts and the charge in lieu of federal income taxes included in the statements of operations for the quarters ended March 31, 1993 and 1994 is not accruable or payable. The following table illustrates the effect of this pro forma charge on the Company's earnings applicable to common stock and earnings per share for the respective quarter.


                                                       (in thousands, except per share data)
                                                                        March 31
                                                                   1994          1993

     Earnings applicable to common shareholders                   $   800       $   195
     Charge in lieu of federal income taxes
       which is not accruable or payable                              400           250
     Total                                                        $ 1,200       $   445

     Total Earnings per share                                     $   .46       $   .18


The Company adopted Statement of Financial Standards No. 109, "Accounting for
Income Taxes," during the quarter ended March 31, 1993. The adoption of Statement 109 did not have a material impact on the Company's financial position or results of operations.

Note B - Reverse Stock Split

On June 2, 1993, the stockholders of the Company authorized a reverse stock split whereby each 10 common shares owned prior to the reverse stock split became one common share. The reverse stock split was implemented on June 25, 1993 and fractional common shares (approximately 62,000 common shares) were or will be repurchased for $1.00 per share. Weighted average shares outstanding and earnings per share have been restated to reflect the reverse stock split.

Note C - Exchanged Shares

Effective December 31, 1992, the Company exchanged shares of its Series A
Preferred Stock with an approximate fair value of $5.1 million (face value of $6.0 million) for Zero Coupon Bonds with a carrying value of $7.7 million and a portion of the MLX Senior Term Loan with a carrying value of $3.1 million.
In addition, senior term loan with a carrying value of $2.6 million was replaced with a note for $2.5 million (since repaid). The resulting gain on early extinguishment of debt of $4.1 million was recorded as of December 31, 1992.

During the quarter ended June 30, 1993, the Company exchanged shares of its Series A Preferred Stock with an approximate fair value of $1.6 million and 1993 Variable Rate Notes with an approximate fair value of $1.4 million for Zero Coupon Bonds with a carrying value of $8.5 million. The resulting gain on early retirement of debt of $3.6 million was recorded in the quarter ended
June 30, 1993. The Series A Preferred Stock issued in these exchanges was initially recorded at its estimated fair value and is being increased to the redemption price of $30 per share during the period from date of issuance until January 1, 1999
(commencement of maximum annual dividend rate). The annual accretion, based on the interest method, will be charged to additional paid-in capital.

Note D - Postretirement Benefit Obligations

The Company provides a fixed non-contributory benefit toward postretirement health care for certain of its U.S. subsidiary's union employees. In 1993 the Company adopted FASB Statement No. 106, "Employer's Accounting for
Postretirement Benefits Other than Pensions," to account for this obligation.
The Company has elected to recognize the obligation on a prospective basis and will amortize the transition obligation (approximately $540 thousand at January 1, 1993) for prior service costs at the time of adoption of the standard into general and administrative expense over a 20 year period. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7%. Postretirement benefit costs for the quarters are not significant.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations

Seasonality: Sales of the Registrant's subsidiary, S.K. Wellman, are generally not seasonal in nature, however, due to the extended holiday shutdowns of its major customers, Wellman does experience a modest reduction in sales volume during the third quarter for its European operations, and during the fourth quarter for both its North American and European operations.

Operations: For the quarter ended March 31, 1994, net sales of the Registrant were $15.0 million and operating earnings were $1.9 million. Comparatively, the Registrant recorded net sales of $14.4 million and operating earnings of $1.5 million in the first three months of 1993. The increase in sales is due to higher demand by domestic original equipment manufacturers and overseas customers of the Registrant's Italian facility. These increases were partially offset by lower domestic sales of aircraft components.

Gross margins for the first quarter of 1994 were 25.0% compared to 22.5% in 1993. This increase in margin percentage is due to a shift in product mix to higher margin items such as on-road clutch components, higher unit volume and increased efficiency and utilization in the Company's plants.

Selling, general and administrative expenses were $1.8 million in the first quarter of 1994 compared to $1.7 million for the first quarter of 1993. This increase of $113 thousand is due generally to higher occupancy and selling expenses.

Interest expense for the quarter ended March 31, 1994 was $382,000 compared to $736,000 for the comparable quarter in 1993. This reduction was the result of lower borrowing levels and the revised capital structure resulting from the exchanges referred to in Note C of the Notes to the Consolidated Financial
Statements.

Liquidity and Capital Resources: At March 31, 1994, the Registrant's consolidated working capital amounted to $11.4 million compared to $9.0 million at December 31, 1993. The 1994 working capital balance includes higher planned inventory levels and higher trade receivables due to increasing sales.

The Registrant had available unused revolving lines of credit of an additional
$1.8 million at March 31, 1994. In addition, the Company has a capital expenditures line with a maximum borrowing limit of $1.5 million during the two year period ending January 15, 1995. At March 31, 1994 the Company had borrowed an aggregate of $450 thousand under this line.

The Registrant believes that its current financial resources and anticipated cash flows from operations are adequate to meet its projected operating needs in 1994.


PART II - OTHER INFORMATION
Item 1.      Legal Proceedings

             An interpleader action was filed in the U.S. District Court for the Northern District of Georgia on October 9, 1992 by Mr. Alfred
             R. Glancy III, a director of the Company, as the custodian of the shares of Common Stock held pursuant to the MLX Corp. Voting
             Trust. Mr. Glancy requested that the court determine whether or not the Voting Trust was effectively terminated as a result of the actions of one of the trustees of the Voting Trust. Upon Mr.
             Glancy's motion, the interpleader action was dismissed with prejudice on March 11, 1994. The Company agreed to the termination of the Voting Trust prior to its scheduled expiration (June 30, 1994) because the adoption of the share transfer restrictions at the June 1993 annual meeting of shareholders obviated the need for the Voting Trust.

             On May 5, 1994, Mr. Glancy, on behalf of the trustees of the Voting Trust, commenced the distribution of the 288,808 shares held by the Voting Trust to their respective beneficial owners, effectively terminating the Voting Trust. Termination of the Voting Trust also triggered the termination of the Restricted
             Transfer Trust which held 403,160 shares of Common Stock, all of which were distributed to their beneficial owners on or about May
             5, 1994.

Item 2.      Changes in Securities
                  NONE

Item 3.      Defaults Upon Senior Securities

                  NONE

Item 4.      Submission of Matters to a Vote of Security Holders

                  NONE

Item 5.      Other Information

                  NONE

Item 6.      Exhibits and Reports on Form 8-K

                  (a)   Exhibits:  NONE

                  (b)   Reports:   NONE




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


Date:  May 5, 1994                                      MLX Corp.
                                             (Registrant)

By: /s/ BRIAN R. ESHER                 By: /s/ THOMAS C. WAGGONER
    Brian R. Esher                         Thomas C. Waggoner
    Chief Executive Officer                Chief Financial Officer
    (Duly Authorized Officer)              (Principal Financial Officer)00000



[DESCRIPTION]
Pages 10, 11 and 12 of the printed document is blank.
