Form 10-Q
period 1994-06-30
MLX CORP /MI
filed 1994-08-11
CIK 64247

CONFORMED
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarter ended June 30, 1994 Commission File Number I-4795

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

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes XX No

The number of shares outstanding of the Registrant's Common Stock, par value $.01, as of the close of business on June 30, 1994 was 2,535,950.


PART I - FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MLX Corp. and Subsidiaries

                                            June 30      December 31
                                              1994          1993

ASSETS

Current Assets
Cash and cash equivalents                    $   432      $   985
Accounts receivable, net                       9,583        8,357
Inventories:
Raw materials and work-in-process              7,175        6,151
Manufactured goods                             2,454        2,298

Total inventories                              9,629        8,449
Prepaid expenses                                 720          583

Total Current Assets                          20,364       18,374

Property, Plant & Equipment, net              12,667       12,064

Intangible Assets, net                         2,517        2,785
Other Assets                                     526          538

TOTAL ASSETS                                 $36,074      $33,761


CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MLX Corp. and Subsidiaries

                                                     June 30  December 31
                                                       1994       1993

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable                                    $  3,741   $  3,362
Accrued compensation and benefits                      2,629      2,809
Other accrued liabilities and expenses                 2,068      1,969
Accrued taxes                                            605        553
Dividends payable on Series A Preferred Stock            211        638
Current portion of debt                                1,764         53

Total Current Liabilities                             11,018      9,384

Long-Term Debt                                        12,985     14,792

Other Long-Term Liabilities                            2,356      2,261

Shareholders' Equity
Preferred stock, no par value
authorized 1,500,000 shares,
none outstanding                                         -          -
Preferred stock, Series A, $30 par value
authorized 500,000 shares,
264,000 shares outstanding                             7,120      6,981
Common stock, $.01 par value
authorized 38,500,000 shares,
2,536,000 shares outstanding                              25         25
Capital in excess of par value                        61,249     60,551
Retained earnings deficit since December 31, 1984    (57,489)   (58,836)

                                                      10,905      8,721
Less other equity adjustments                         (1,190)    (1,397)

Total Shareholders' Equity                             9,715      7,324


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $36,074    $33,761

Dollars in thousands
See notes to consolidated financial statements


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
MLX Corp. and Subsidiaries

                                                 For the Six Months Ended
                                                          June 30
                                                      1994       1993

Net Sales                                           $ 30,400  $ 28,571

Costs and Expenses:
Costs of products sold                                22,965    21,966
Selling, general and administrative expenses           3,661     3,506
Amortization of goodwill and organization costs          114       113

                                                      26,740    25,585

Operating Earnings                                     3,660     2,986

Other Income (Expense):
Interest expense                                        (785)   (1,198)
Other income (expense)                                   137       (71)

Earnings before Income Taxes                           3,012     1,717

Provision for Income Taxes:
Federal income taxes due and payable                     (60)     (20)
Charge in lieu of federal income taxes                  (712)    (441)
Foreign, state and local income taxes                   (401)    (287)

Earnings before Extraordinary Item                     1,839      969

Extraordinary gain on early retirement of debt
(net of charge in lieu of federal
income taxes of $1,869)                                    0    3,627

Net Earnings                                           1,839    4,596

Dividends and accretion on preferred stock              (495)    (419)

Earnings applicable to common stock                  $ 1,344   $4,177

Earnings per Share:
Earnings before extraordinary item
(net of dividends and accretion on preferred stock)    $0.51   $ 0.21
Extraordinary gain on early retirement of debt          0.00     1.37

Earnings applicable to common stock                   $ 0.51    $1.58

Average Outstanding Common Shares
and Dilutive Options                                   2,619    2,636

Dollars in thousands (except per share data)
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
MLX Corp. and Subsidiaries

                                                 For the Quarter Ended
                                                         June 30

                                                       1994    1993

Net Sales                                           $ 15,405 $ 14,143

Costs and Expenses:
Costs of products sold                                11,721   10,788
Selling, general and administrative expenses           1,888    1,846
Amortization of goodwill and organization costs           57       57

                                                      13,666   12,691

Operating Earnings                                     1,739    1,452

Other Income (Expense):
Interest expense                                        (404)    (462)
Other income (expense)                                    24      (22)

Earnings before Income Taxes                           1,359      968

Provision for Income Taxes:
Federal income taxes due and payable                     (30)     (20)
Charge in lieu of federal income taxes                  (312)    (191)
Foreign, state and local income taxes                   (225)    (163)

Earnings before Extraordinary Item                       792      594

Extraordinary gain on early retirement of debt
(net of charge in lieu of federal income
taxes of $1,869)                                           0    3,627

Net Earnings                                             792    4,221

Dividends and accretion on preferred stock              (249)    (239)

Earnings applicable to common stock                    $ 543   $3,982

Earnings per Share:
Earnings before extraordinary item
(net of dividends and accretion on preferred stock)    $0.21   $ 0.13
Extraordinary gain on early retirement of debt          0.00     1.37

Earnings applicable to common stock                   $ 0.21    $1.50

Average Outstanding Common Shares
and Dilutive Options                                   2,625    2,646

Dollars in thousands (except per share data)
See notes to consolidated financial statements


CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
MLX Corp. and Subsidiaries

                                                    For the Six Months Ended
                                                             June 30

                                                          1994      1993

Cash Flows From Operating Activities:
Net Earnings                                            $ 1,839    $4,596
Adjustments to reconcile earnings to
net cash provided by operating activities:
Extraordinary gain on early retirement of debt                0    (5,495)
Charge in lieu of federal income taxes                      712     2,310
Depreciation and amortization                             1,151     1,368
Change in operating assets and liabilities:
Accounts receivable                                      (1,226)     (514)
Inventories and prepaid expenses                         (1,317)      (56)
Accounts payable and accrued expenses                       (77)      902
Other                                                      (143)     (223)

Net cash provided by operating activities                   939     2,888

Cash Flows From Investing Activities:
Purchase of property, plant and equipment                (1,348)     (889)

Net cash provided by (used in) investing activities      (1,348)     (889)

Cash Flows From Financing Activities:
Net proceeds under revolving credit agreement              (144)   11,204
Repayments of subordinated debt                               -    (5,855)
Repayments of industrial revenue bonds                        -    (6,800)
Payment of transaction expenses                               -      (919)

Net cash provided by (used in) financing activities        (144)   (2,370)

Net increase (decrease) in cash and cash equivalents       (553)     (371)

Cash and cash equivalents at January 1                      985       667

Cash and cash equivalents at June 30                       $432      $296

Supplemental Cash Flow Disclosure:
Federal taxes paid on income                                $90         -
Interest paid on debt obligations                         $ 684      $788

Dollars in thousands
See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MLX Corp. and Subsidiaries

The Consolidated Financial Statements have been prepared by the Registrant without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted to those rules and regulations. These financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

In the opinion of the Registrant, the accompanying Consolidated Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1994 and December 31, 1993, and the results of operations and cash flows for the quarters and six months ended June 30, 1994 and 1993.

Note A - Income Taxes

At January 1, 1994, the Registrant had available net operating loss carry forwards of approximately $339 million which are available to offset future taxable income for federal income tax purposes. Accordingly, the Company has federal tax liability only for Alternative Minimum Tax amounts and the charge in lieu of federal income taxes included in the statement operations for the quarters and six months ended June 30, 1993 and 1994 is not accruable or payable. The following table illustrates the effect of this pro forma charge on the Company's earnings applicable to common stock and earnings per share forthe respective periods (in thousands, except per share data).

                                                    Quarter      Six Months
                                                 Ended June 30  Ended June 30

                                                 1994    1993    1994    1993

Earnings applicable to common shareholders      $ 543  $3,982  $1,344 $ 4,177

Charge in lieu of federal income taxes
     which is not accruable or payable            312   2,060     712   2,310


Total Earnings                                  $ 855  $6,042 $ 2,056  $6,487

Total Earnings per share                        $0.33   $2.28   $0.70  $ 2.46

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

Note C - Exchanged Shares
Effective December 31, 1992, the Company exchanged shares of its Series A Preferred Stock with an approximate fair value of $5.1 million (face value of $6.0 million) for Zero Coupon Bonds with a carrying value of $7.7 million and a portion of the MLX Senior Term Loan with a carrying value of $3.1 million. In addition, senior term loan with a carrying value of $2.6 million was replaced with a note for $2.5 million (since repaid).
The resulting gain on early retirement of debt of $4.1 million was recorded as of December 31, 1992.

During the quarter ended June 30, 1993, the Company exchanged shares of its Series A Preferred Stock with an approximate fair value of $1.6 million and 1993 Variable Rate Notes with an approximate fair value of $1.4 million for Zero Coupon Bonds with a carrying value of $8.5 million. The resulting gain on early retirement of debt of $3.6 million was recorded in the quarter ended June 30, 1993.

The Series A Preferred Stock issued in these exchanges was initially recorded at its estimated fair value and is being increased to the redemption price of $30 per share during the period from date of issuance until January 1, 1999 (commencement of maximum annual dividend rate). The annual accretion, based on the interest method, is charged to additional paid in capital.

Note D - Postretirement Benefit Obligations

The Company provides a fixed non-contributory benefit toward postretirement health care for certain of its U.S. subsidiary's union employees. In 1993 the Company adopted FASB Statement No. 106, "Employer's Accounting for Postretirement Benefits Other than Pensions," to account for this obligation. The Company has elected to recognize the obligation on a prospective basis and will amortize the transition obligation (approximately $540 thousand at January 1, 1993) for prior service costs at the time of adoption of the standard into general and adminstrative expense over a 20 year period. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7%.

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

Operations: For the six months ended June 30, 1994, net sales and operating earnings were $30.4 million and $3.7 million, respectively. Comparatively, the Registrant recorded net sales of $28.6 million and operating earnings of $3.0 million for the six months ended June 30, 1993. The increase in sales over the prior year was due to higher demand by domestic original equipment manufacturers and overseas customers of the Registrant's Italian facility. These increases were offset partially by lower sales of U.S. military items and the military component of export sales.

Sales for the second quarter of 1994 were $15.4 million, up $1.3 million or 8.9% from the second quarter of 1993. Operating earnings amounted to $1.7 million for the quarter ended June 30, 1994 compared to $1.5 million (an increase of 19.8%) for the comparable prior year quarter.

Gross margins for the first six months of 1994 were 24.5% compared to 23.1% in 1993. This increase in margin percentage is due to a shift in product mix to higher margin items such as on-road clutch components, higher unit volume and increased efficiency and utilization in the Company's plants.

Selling, general and administrative expenses were $1.9 million in the second quarter of 1994 compared to $1.8 million for the second quarter of 1993. This increase is due generally to higher selling expenses stemming from new product initiatives. For the six months ended
June 30, 1994, such expenses totaled $3.7 million as compared to $3.5 million in the prior year.

Interest expense for the quarter and six months ended June 30, 1994 was $404 thousand and $785 thousand, respectively, compared to $462 thousand and $1.2 million for the comparable periods in 1993. This reduction was the result of lower borrowing levels and the revised capital structure resulting from the exchanges referred to in Note C of the Notes to the Consolidated Financial Statements.

Liquidity and Capital Resources: At June 30, 1994, the Registrant's consolidated working capital amounted to $9.3 million compared to $9.0 million at December 31, 1993. The 1994 working capital balance includes the effect of higher planned inventory levels, higher trade receivables due to increasing sales and the current classification of the Italian Seller Note ($1.7 million) due in April 1995.

The Registrant had available unused revolving lines of credit of an additional $3.4 million at June 30, 1994. During the quarter ended June 30, 1994, the Registrant borrowed the remaining available balance of $1.05 million under its capital expenditures line. This borrowing has an amortization period of 60 months. The proceeds of the borrowing were used to reduce the amount outstanding under the working capital revolver.

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

NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on May 4, 1994 for the purpose of electing a Board of Directors and acting on any other proposals properly introduced. Proxies for the meeting were solicited pursuant to
Section 14(a) of the Securities Exchange Act of 1934. All of Management's nominees for Directors as listed in the Proxy Statement were elected.

A total of 2,535,950 shares were eligible to vote. The vote totals for the director nominees were as follows: Brian R. Esher, 1,756,620;
Willem F.P. de Vogel, 1,837,543; Alfred R. Glancy III,
1,837,618; S. Sterling McMillan, III, 1,837,602; W. John Roberts, 1,837,606;
J. William Uhrig, 1,834,227; and H. Whitney Wagner, 1,834,230.

Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K

(a)Exhibits: NONE

(b)Reports: NONE


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


Date: August 5, 1994         MLX Corp.
                             (Registrant)


By: /s/ BRIAN R. ESHER        By: /s/ THOMAS C. WAGGONER
Brian R. Esher                Thomas C. Waggoner
Chief Executive Officer       Chief Financial Officer
(Duly Authorized Officer)     (Principal Financial Officer)