Form 10-Q
period 1994-09-30
MLX CORP /MI
filed 1994-11-10
CIK 64247

CONFORMED


SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934


For the Quarter ended September 30.1994
Commission File Number I-4795

MLX CORP.
(Exact name of registrant as specified in its charter)

         Georgia    38 0811650
     (State or other jurisdiction of    (I.R.S. Employer
     incorporation or organization)     Identification No.)

     1000 Center Place. Norcross. Georgia    30093
      (Address of principal executive offices)    (Zip Code)

     Registrant's telephone number, including area code
404)798-0677


Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes XX No_

The number of shares outstanding of the Registrant's Common
Stock, par value $.01, as of the close of business on September 30, 1994 was 2,537,550.

PART I - FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MLX Corp. and Subsidiaries


                             September 30       December 31
                                 1994              1993

ASSETS

Current Assets
   Cash and cash equivalents    $   950             $    985
   Accounts receivable, net       9,311                8,357
   Inventories:
       Raw materials and
       work-in-process            7,334                6,151
       Manufactured goods         2,315                2,298
          Total inventories       9,649                8,449
   Prepaid expenses                 657                  583
          Total Current Assets   20,567               18,374


Property, Plant & Equipment, net 12,512               12,064

Intangible Assets, net            2,381                2,785

Other Assets                        518                  538

TOTAL ASSETS                    $35,978              $33,761

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MLX Corp. and Subsidiaries

                              September 30        December 31
                                  1994                1993

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable              $ 3,849             $ 3,362
   Accrued compensation and
     benefits                      2,634               2,809
   Other accrued liabilities
     and expenses                  2,002               1,969
   Accrued taxes                     560                 553
   Dividends payable on Series
     A Preferred Stock               211                 638
   Current portion of debt         1,766                  53
        Total Current Liabilities 11,022               9,384

Long-Term Debt                    12,255              14,792

Other Long-Term Liabilities        2,395               2,261

Shareholders' Equity
   Preferred stock, no par
    value - authorized 1,500,000
    shares, none outstanding           -                   -
   Preferred stock, Series A,
    $30 par value - authorized
    500,000 shares, 264,000 shares
    outstanding                     7,191               6,981
   Common stock, $.01 par
    value - authorized 38,500,000
    shares, 2,538,000 shares
    outstanding                        25                  25
   Capital in excess of par value  61,482              60,551
   Retained earnings deficit
    since December 31,1984       (57,257)            (58,836)
                                   11,441               8,721
   Less other equity adjustments  (1,135)             (1,397)
       Total Shareholders' Equity  10,306               7,324

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                            $35,978             $33,761





     Dollars in thousands
     See notes to consolidated financial statements





CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
MLX Corp. and Subsidiaries

                                        For the Quarter Ended
                                             September 30
                                          1994          1993

Net Sales                               $14,940       $13,892

Costs and Expenses:
  Costs of products sold                 11,950        10,415
  Selling, general and
    administrative expenses               1,778         1,703
  Amortization of goodwill
    and organization costs                   56            57
                                         13,784        12,175
Operating Earnings                        1,156         1,717

Other Income(Expense):
  Interest expense                        (404)         (470)
  Other income(expense)                     199            13

Earnings before Income Taxes                951         1,260

Provision for Income Taxes:
  Federal income taxes due and payable     (20)          (60)
  Charge in lieu of federal income taxes  (229)         (331)
  Foreign, state and local income taxes   (209)         (197)

Net Earnings                                493           672

  Dividends and accretion on preferred
    stock                                 (250)         (242)

Earnings applicable to common stock      $  243        $  430

Earnings per Share Applicable to Common
  Stock                                   $0.09         $0.16

Average Outstanding Common Shares
  and Dilutive Options                    2,632         2,635




Dollars in thousands (except per share data)
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
MLX Corp. and Subsidiaries

                                    For the Nine Months Ended
                                           September 30
                                       1994          1993

Net Sales                            $45,340       $42,463

Costs and Expenses:
  Costs of products sold              34,915        32,382
  Selling, general and
    administrative expenses            5,439         5,208
  Amortization of goodwill
    and organization costs               170           168
                                      40,524        37,758
Operating Earnings                     4,816         4,705

Other Income(Expense):
  Interest expense                   (1,189)       (1,670)
  Other income (expense)                 336          (58)

Earnings before Income Taxes           3,963         2,977

Provision for Income Taxes:
  Federal income taxes due and
    payable                             (80)          (80)
  Charge in lieu of federal income
    taxes                              (941)         (772)
  Foreign, state and local income
    taxes                              (610)         (485)

Earnings before Extraordinary Item     2,332         1,640

Extraordinary gain on early
  retirement of debt (net of
  charge in lieu of federal
  income taxes of $1,869)                  0         3,627

Net Earnings                           2,332         5,267

  Dividends and accretion on
    preferred stock                    (745)         (661)

Earnings applicable to common stock   $1,587        $4,606

Earnings per Share:
  Earnings before extraordinary item
    (net of dividends and
    accretion on preferred stock)      $0.60         $0.37
  Extraordinary gain on early
    retirement of debt                  0.00          1.38
Earnings applicable to common stock    $0.60         $1.75

Average Outstanding Common Shares
  and Dilutive Options                 2,624         2,636

Dollars in thousands (except per share data)
See notes to consolidated financial statements





CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
MLX Corp. and Subsidiaries

                                      For the Nine Months Ended
                                             September 30
                                          1994          1993

Cash Flows From Operating Activities:
Net Earnings                            $2,332        $5,268
  Adjustments to reconcile earnings
     to net cash provided by
     (used in) operating activities:
    Extraordinary gain on early
     retirement of debt                      0       (5,495)
    Charge in lieu of federal
     income taxes                          941         2,640
    Depreciation and amortization        1,745         1,827
    Change in operating assets and
     liabilities:
        Accounts receivable              (954)         (170)
        Inventories and prepaid
          expenses                     (1,274)            33
        Accounts payable and
          accrued expenses                (75)         1,089
        Other                            (236)         (557)
Net cash provided by operating
  activities                             2,479         4,635

Cash Flows From Investing Activities:
   Purchase of property, plant and
     equipment                         (1,639)        (1,106)

Net cash provided by (used in)
   investing activities                (1,639)        (1,106)

Cash Flows From Financing Activities:
   Net proceeds under revolving credit
     agreement                           (875)          9,524
   Repayments of subordinated debt           -        (5,611)
   Repayments of industrial revenue
     bonds                                   -        (6,800)
   Payment of transaction expenses           -          (928)

Net cash provided by (used in)
   financing activities                  (875)        (3,815)

Net increase (decrease) in cash and
   cash equivalents                       (35)          (286)

Cash and cash equivalents at January 1     985            667

Cash and cash equivalents at
   September 30                           $950           $381

Supplemental Cash Flow Disclosure:
   Federal taxes paid on income            $92              -
   Interest paid on debt obligations    $1,022         $1,078




Dollars in thousands
See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MIX Corp. and Subsidianes

The Consolidated Financial Statements have been prepared by the Registrant without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations. These financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Registrant's Annual Report on Fonn 10-K for the year ended December 31, 1993.

In the opinion of the Registrant, the accompanying Consolidated
Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the finanical position as of September 30, 1994 and December 31, 1993, and the results of operations and cash flows for the quarters and nine months ended September 30, 1994 and 1993.

Note A - Income Taxes

At January 1, 1994, the Registrant had available net operating loss carry forwards of approximately $339 million which are available to offset future taxable income for federal income tax purposes. Accordingly, the Company has federal tax liability only for Alternative Minimum Tax amounts and the charge in lieu of federal income taxes included in the statements of operations for the quarters and nine months ended September 30, 1993 and 1994 is not accruable or payable.
The following table illustrates the effect of this pro forma charge on the Company's earnings applicable to common stock and earnings per share for the respective periods (in thousands, except per share data).

                                      Quarter Ended September 30       Nine Months Ended September 30
                                           1994         1993                  1994          1993

Earnings applicable to common shareholders $243         $430                $1,587        $4,606
Charge in lieu of federal income taxes
   which are not accruable or payable       229          331                   941         2,641

Total                                      $472         $761                $2,528        $7,247

Total Earnings per share                  $0.18        $0.29                 $0.96         $2.75

The Company adopted Statement of Financial Standards No. 109,
"Accounting for Income Taxes," during the quarter ended March 31, 1993. The adoption of Statement 109 did not have a material impact on the Company's financial position or results of operations.

Note B - Reverse Stock Split

On Jume 2, 1993, the stockholders of the Company authorized a reverse stock split whereby each 10 common shares owned prior to the reverse stock split became one common share. The reverse stock split was implemented on June 25, 1993 and fractional common shares (approximately 62,000 common shares) were or will be repurchased for $1.00 per share. Weighted average shares outstanding and earnings per share have been restated to reflect the reverse stock split.

Note C - Exchanged Shares

Effective December 31, 1992, the Company exchanged shares of its Series A Preferred Stock with an approximate fair value of $5.1 million (face value of $6.0 million) for Zero Coupon Bonds with a carrying value of $7.7 million and a portion of the M[,X Senior Term Loan with a carrying value of $3.1 million. In addition, senior term loan with a carrying value of $2.6 million was replaced with a note for $2.5 million (since repaid). The resulting gain on early extinguishment of debt of $4.1 million was recorded as of December 31, 1992.

During the quarter ended June 30, 1993, the Company exchanged shares of its Series A Preferred Stock with an approximate fair value of $1.6 million and 1993 Variable Rate Notes with an approximate fair value of $1.4 million for Zero Coupon Bonds with a carrying value of $8.5 million. The resulting gain on early retirement of debt of $3.6 million was recorded in the quarter ended June 30, 1993.

The Series A Preferred Stock issued in these exchanges was initially recorded at its estimated fair value and is being increased to the redemption price of $30 per share during the period from date of issuance until Jatmary 1, 1999 (commencement of maximum annual dividend rate). The annual accretion, based on the interest method, is charged to additional paid in capital.

Note D - Post Retirement Benefit Obligations

The Company provides a fixed non-contributory benefit toward post retirement health care for certain of its U.S. subsidiary's union employees. In 1993 the Company adopted FASB Statement No. 106, "Employer's Accounting for Post
Retirement Benefits Other than Pensions," to account for this obligation. The Company has elected to recognize the obligation on a prospective basis and will amortize the transition obligation (approximately $540 thousand at January 1, 1993) for prior service costs at the time of adoption of the standard into general and administrative expense over a 20 year period. The weighted average discount rate used in determining the accumulated post retirement benefit obligation was 7%.

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

Operations: For the nine months ended September 30, 1994, net sales and operating earnings were $45.3 million and $4.8 million, respectively. Comparatively, the Registrant recorded net sales of $42.5 million and operating earnings of $4.7 million for the nine months ended September 30, 1993. The increase in sales over the prior year was due to higher demand by domestic original equipment manufacturers and overseas customers of the Registrant's Italian facility. These increases were offset partially by lower sales of U.S. Military items and the military component of export sales.

Sales for the third quarter of 1994 were $14.9 million, up $1.0 million or 7.5% from the third quarter of 1993. Operating earnings amounted to $1.2 million for the quarter ended
September 30, 1994 compared to $1.7 million (a decrease of 33%) for the comparable prior year quarter.

Gross margins for the first nine months of 1994 were 23.0% compared to 23.7% in 1993. This decrease is the result of unattractive margin performance in the third quarter (20% in the quarter ended September 30, 1994 versus 25.0% in the comparable quarter in 1993). This downturn in margin performance is due to higher raw material prices, shifts in product mix away from high margin items, strategic price concessions and production inefficiencies stemming from the use of outside contractors.

Selling, general and administrative expenses were $1.8 million in the third quarter of 1994 compared to $1.7 million for the third quarter of 1993. This increase is due generally to higher selling expenses stemming from new product initiatives. For the nine months ended September 30, 1994, such expenses totaled $5.4 million as compared to $5.2 million in the prior year.

Interest expense for the quarter and nine months ended
September 30, 1994 was $404 thousand and $1.2 million, respectively, compared to $470 thousand and $1.7 million for the comparable periods in 1993. This reduction was the result of lower borrowing levels and the revised capital structure resulting from the exchanges referred to in Note C of the Notes to the Consolidated Financial Statements.

Liquidity and Capital Resources: At September 30, 1994 the Registrant's consolidated working capital amounted to $9.5 million compared to $9.0 million at December 31, 1993. The 1994 working capital balance includes the effect of higher planned inventory levels, higher trade receivables due to increasing sales and the current classification of the Italian Seller Note ($1.7 million) due in April 1995.

The registrant is involved in negotiations with the existing lender at S.K. Wellman seeking to expand the capital expenditures line, permit the payoff of the Italian seller note at its maturity, increase the permitted level of capital expenditures and adjust the borrowing rates.

The registrant had available unused revolving lines of credit of an additional $2.9 million at September 30, 1994. The
Registrant believes that its current financial resources and anticipated cash flows from operations are adequate to meet its projected operating needs.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

        NONE

Item 2. Changes in Securities

        NONE

Item 3. Defaults Upon Senior Securities

        NONE

Item 4. Submission of Matters to a Vote of Security Holders

         NONE

Item 5. Other Information

         NONE

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:
            #27 - Financial Data Schedule

        (b) Reports: NONE


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on Its behalf by the undersigned hereunto duly authorized.



Date: November 4. 1994                     MLX Corp.
                                          (Registrant)


By: /s/ BRIAN R. ESHER            By: /s/ THOMAS C. WAGGONER
    Brian R. Esher                    Thomas C. Waggoner
    Chief Executive Officer           Chief Financial Officer
    (Duly Authorized Officer)         (Principal Financial
                                      Officer)