Form 10-K
MLX CORP /MI
filed 1995-03-31
CIK 64247

CONFORMED COPY
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K


(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 1994
OR
(  )        Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from _______  to  _______

Commission File Number   I-4795


MLX CORP
(Exact name of registrant as specified in its charter)

GEORGIA                                                            38-0811650
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)
1000 CENTER PLACE, NORCROSS. GEORGIA                                    30093
(Address of principal executive offices)                           (Zip Code)
Registrant's telephone number, including area code              (404)798-0677
Securities registered pursuant to Section 12(b) of the Act:              NONE
Securities registered pursuant to Section 12(g) of
the Act:                                         COMMON STOCK, $.01 PAR VALUE
Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days.                             Yes  X   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant was $6,256,515 as of March 1, 1995, based on the ending market price as reported on the NASDAQ National Market.

The number of shares outstanding of the Registrant's Common Stock, par value $.01, as of the close of business on March 1, 1995 was 2,539,550.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part I, II & IV hereof incorporate information by reference from Registrant's 1994 Annual Report to Shareholders, a copy of which is filed with the Commission as Exhibit 13 hereto.

Portions of Part III hereof incorporate information by reference from Registrant's definitive Proxy Statement to be filed with the Commission no later than 120 days after the close of the Registrant's fiscal year ended December 31, 1994 in connection with Registrant's 1995 Annual Meeting of Shareholders.

PART I
Item 1     Business.

   (A)     General Development of Business

           The Registrant is engaged in the design and manufacture of high-energy friction materials which are used primarily in aircraft brakes and heavy equipment brakes, transmission and clutches.

           Reference is made to the information set forth in the Registrant's 1994 Annual Report to Shareholders under "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the development of the business since January 1, 1994, which information is incorporated herein by reference.

   (B)     Financial Information About Industry Segments

           Reference is made to information set forth in Note J of the Notes to Consolidated Financial Statements in the Registrant's 1994 Annual Report to Shareholders, which information is incorporated herein by reference.

   (C)     Narrative Description of Business

           Reference is made to the information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Other Data" and Note J of Notes to Consolidated Financial Statements contained in the Registrant's 1994 Annual Report to Shareholders, which information is incorporated herein by reference. Additional information concerning the business of the Registrant follows.

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

           At December 31, 1994 Wellman had 558 employees. Approximately 247 of these employees were covered under collective bargaining agreements which expire on April 25, 1997.

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

           Research and Development: Research, product development and engineering are an important aspect of Wellman's business. Each of Wellman's products are specifically engineered to meet a customer's applications. The Registrant believes that it has the most extensive research, development and engineering capabilities and testing equipment in the industry.
           Product research, development and engineering expenditures for Wellman were approximately $3,374,000 in 1994, $3,365,000 in 1993, and $3,164,000 in 1992.

   (D) Financial Information About Foreign and Domestic Operations and Export Sales Reference is made to the information set forth in Note J of the Notes to Consolidated Financial Statements in the Registrant's 1994 Annual Report to Shareholders, which information is incorporated herein by reference.

Item 2.    Properties.

The Registrant and its consolidated subsidiaries utilize the following properties.

                                                Square
LOCATION                      HOW HELD          FOOTAGE           UTILIZATION
Brook Park, Ohio              Owned(1)          111,000           Manufacturing
Cleveland, Ohio               Leased             14,300           Materials Storage
Akron, Ohio                   Leased             20,400           Distribution
Solon, Ohio                   Owned(1)           50,000           Administration & research
LaVergne, Tennessee           Owned1             76,100           Manufacturing
Concord, Ontario, Canada      Leased             15,200           Manufacturing &
                                                                    distribution
Orzinuovi, Italy              Owned              65,000           Manufacturing & sales
Norcross, Georgia             Leased              3,000           Executive & administration

   1 These facilities and equipment at these locations are a portion of the collateral securing the Senior
      Lending Facility due in 1998 (S. K. Wellman) described in
      Note D of the Notes to the Consolidated Financial
      Statements contained in the Registrant's 1994 Annual
      Report to Shareholders.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

No response under this item is required.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Reference is made to the information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Market, Share Ownership and Dividend Information" in the Registrant's 1994 Annual Report to Shareholders, which information is incorporated herein by reference.

Item 6.  Selected Financial Data.

Reference is made to the information set forth in "Financial Review" under "Selected Financial Information" in the Registrant's 1994 Annual Report to Shareholders, which information is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1994 Annual Report to Shareholders, which information is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

Reference is made to the information set forth under "Consolidated Financial Statements" in the Registrant's 1994 Annual Report to Shareholders, which information is incorporated herein by reference.

Reference is made to the information set forth under "Quarterly Data" in the Registrant's 1994 Annual Report to Shareholders, which information is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

No response under this item is required.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

For information with respect to Directors and Executive Officers of the Registrant, the Registrant incorporates by reference herein the information appearing under the caption, "Business Experience of Directors and Executive Officers" and, with respect to compliance with Item 405 of Regulation S-K, "Security Ownership of Certain Beneficial Owners" under the table containing the "Amount and Nature of Beneficial Ownership" of executive officers and directors contained in the Registrant's definitive Proxy Statement to be filed with the Commission no later than 120 days after the close of the Registrant's fiscal year ended December 31, 1994 in connection with the Registrant's 1995 Annual Meeting of Shareholders.

Item 11.  Executive Compensation.

Registrant incorporates by reference herein information appearing under the caption "Remuneration of Directors and Executive Officers" contained in the Registrant's definitive Proxy Statement to be filed with the Commission no later than 120 days after the close of the Registrant's fiscal year ended December 31, 1994 in connection with the Registrant's 1995 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management. Registrant incorporates by reference herein information appearing under the caption "Security Ownership of Certain Beneficial Owners" contained in the Registrant's definitive Proxy Statement to be filed with the Commission no later than 120 days after the close of the Registrant's fiscal year ended December 31, 1994 in connection with the Registrant's 1995 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions.

Registrant incorporates by reference herein information appearing under the caption "Employment Agreements With Executive Officers" and "Compensation Committee Interlocks and Related Transactions" contained in the Registrant's definitive Proxy Statement to be filed with the Commission no later than 120 days after the close of the Registrant's fiscal year ended December 31, 1994 in connection with the Registrant's 1995 Annual Meeting of Shareholders.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  Documents Filed as part of the Report.

         (1) The following consolidated financial statements of the Registrant and its subsidiaries, included in its 1994 Annual Report to Shareholders, are incorporated in Item 8 herein by reference:

                Consolidated Balance Sheets at December 31, 1994 and 1993.

                Consolidated Statements of Income for the years ended December 31, 1994, 1993 and 1992.

                Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992.

                Consolidated Statements of Shareholders' Equity for the years ended December 31, 1994, 1993 and 1992.

                Notes to Consolidated Financial Statements - December 31,
                1994.

         (2) The following consolidated financial statement schedules of the Registrant and its subsidiaries are included in Item 14(D):

                Schedule I   -     Condensed Financial Information of
                                   Registrant

                Schedule II  -     Valuation and Qualifying Accounts

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         (3)    Exhibits required by Item 601 of Regulation S-K:

                Exhibit 3.1 & 4.1   -    Articles of Incorporation of the
                                         Registrant, as amended (incorporated
                                         herein by reference to Exhibit 3.1 to
                                         the Registrant's Report on Form
                                         10-Q for the quarter ended June 30,
                                         1993).
                Exhibit 3.2 & 4.2   -    By-Laws of the Registrant (incorpor-
                                         ated herein by reference to the
                                         Registrant's Report on Form 10-Q
                                         for the quarter June 30, 1993).
                Exhibit 4.3 & 9.1   -    Voting Trust Agreement dated
                                         December 11, 1984 (incorporated
                                         herein by reference to Exhibit 4.3
                                         to the Registrant's Report on
                                         Form 10-K for the fiscal year ended
                                         December 31, 1991).

                Exhibit 4.4 & 9.2   -    Amendment No. 1 dated October 26,
                                         1987 to the Voting Trust
                                         Agreement dated December 11, 1984
                                         (incorporated herein by reference
                                         to the Registrant's Report
                                         on Form 10-K for the fiscal year
                                         ended December 31, 1991).

               Exhibit 4.5 & 9.3    -    Amendment No. 2, dated April 2,
                                         1991, to the Voting Trust Agreement
                                         dated December 11, 1984 (incorpor-
                                         ated herein by reference to Exhibit
                                         4.3 to the Registrant's Report on
                                         Form 10-K for the fiscal year ended
                                         December 31, 1991).

               Exhibit 4.6          -    Restricted Transfer Trust Agreement
                                         dated October 10, 1986 (incorporated
                                         herein by reference to Exhibit 4.3 to
                                         the  Registrant's  Report on Form
                                         10-K for the fiscal year ended
                                         December 31, 1991).

               Exhibit 4.7         -     Amendment No. 1 dated October 26,
                                         1987 to the Restricted Transfer Trust
                                         Agreement dated October 10, 1986
                                         (incorporated herein by reference to
                                         Exhibit 4.3 to the Registrant's Report
                                         on Form 10-K for the fiscal year ended
                                         December 31, 1991).

               Exhibit 4.8         -     Amendment No. 2 dated June 4, to the
                                         1990 Restricted Transfer Trust
                                         Agreement dated October 10, 1986
                                         (incorporated herein by reference to
                                         Exhibit 4.3 to the Registrant's
                                         Report on Form 10-K for the fiscal
                                         year ended December 31, 1991).

               Exhibit 4.9         -    MLX Exchange Agreement dated as of April
                                        13, 1990, as amended and restated as of
                                        March 19,1992, as amended and restated
                                        as of April 21,1993, among the
                                        Registrant, the Lenders listed therein,
                                        and Morgan Guaranty Trust  Company of
                                        New York, as Bond Agent.

               Exhibit 4.10       -     MLX Limited Guarantee, dated as of March
                                        19, 1992 (incorporated herein by
                                        reference to Exhibit 2.17 to the
                                        Registrant's Current Report on
                                        Form 8-K, dated April 10, 1992).

              Exhibit 4.11        -    Management Services Agreement, dated as
                                       of March 19, 1992, between the
                                       Registrant and Pameco Holdings, Inc.
                                       (incorporated herein by reference to
                                       Exhibit 2.16 of the Registrant's
                                       Current Report on Form 8-K, dated April
                                       10, 1992).

              Exhibit 4.12        -    Amendment to Management Services
                                       Agreement, dated as of November 30, 1992, between the Registrant and Pameco
                                       Holdings, Inc. (incorporated herein by
                                       reference to Exhibit 4.12 of
                                       Registrant's Report on Form
                                       10-K for the year ended December 31,
                                       1992).

              Exhibit 4.13        -    Nomination Agreement, dated as of
                                       December 15, 1992, among the
                                       Registrant and the Investors listed
                                       therein (incorporated herein
                                       by reference to Exhibit 4.13 of
                                       Registrant's Report on Form 10-K for
                                       the year ended December 31, 1992).

              Exhibit 4.14       -     Exchange Agreement, dated as of
                                       January 15, 1993, among MLX Corp.
                                       and the Investors listed therein
                                       (incorporated herein by
                                       reference to Exhibit 4.14 of
                                       Registrant's Report on Form 10-K
                                       for the year ended December 31, 1992).

              Exhibit 4.15       -     Loan and Security Agreement, dated as of
                                       January 15, 1993, between S.K. Wellman
                                       Limited, Inc. and Barclays Business
                                       Credit, Inc. (incorporated herein by
                                       reference to Exhibit 4.15 of
                                       Registrant's Report on Form
                                       10-K for the year ended December
                                       31, 1992).

              Exhibit 4.16       -     First Amendment to Loan and Security
                                       Agreement, dated as of February 19, 1993, between S.K. Wellman Limited, Inc. And
                                       Barclays  Business Credit, Inc.
                                       (incorporated herein by reference to
                                       Exhibit 4.16 of Registrant's Report on
                                       Form  10-K for the year
                                       ended December 31, 1992).

              Exhibit 4.17       -     Second Amendment to Loan and Security
                                       Agreement, dated as of March 15, 1993,
                                       between S.K. Wellman Limited, Inc. And
                                       Barclays Business Credit, Inc.
                                       (incorporated herein by reference to
                                       Exhibit 4.17 of Registrant's Report on
                                       Form 10-K for the year
                                       ended December 31, 1992).

             Exhibit 4.18        -     Stock Pledge Agreement (S.K. Wellman
                                       S.p.A.), dated as of January 15, 1993
                                       between The S.K. Wellman Corp. and
                                       Barclays Business Credit, Inc.
                                       (incorporated herein by reference to
                                       Exhibit 4.18 of Registrant's Report on
                                       Form 10-K for the year ended December
                                       31, 1992).

             Exhibit 4.19       -      Stock Pledge Agreement (S.K. Wellman
                                       S.p.A.), dated as of January 15, 1993,
                                       between S.K. Wellman Limited, Inc. and
                                       Barclays Business Credit, Inc.
                                       (incorporated herein by reference
                                       to Exhibit 4.19 of Registrant's Report
                                       on Form 10-K for the year ended
                                       December 31, 1992).

             Exhibit 4.20       -      Stock Pledge Agreement (The S.K. Wellman
                                       Company of Canada Limited), dated as of
                                       January 15, 1993, between The S.K.
                                       Wellman Corp. and Barclays Business
                                       Credit, Inc. (incorporated herein
                                       by reference to Exhibit 4.20 of
                                       Registrant's Report on Form 10-K for
                                       the year ended December 31, 1992).

             Exhibit 4.21       -     Patent Collateral Assignment and Security
                                       Agreement, dated as of January 15, 1993, between The S.K. Wellman Corp. and Barclays Business Credit, Inc. (incorporated herein by reference to
                                       Exhibit 4.21 of Registrant's
                                       Report on Form 10-K for the year ended
                                       December 31, 1992).

             Exhibit 4.22       -     Trademark Security Agreement, dated as of
                                       January 15, 1993, between The S.K.
                                       Wellman Corp. and Barclays Business
                                       Credit, Inc. (incorporated herein by
                                       reference to Exhibit 4.22 of
                                       Registrant's Report on Form 10-K for
                                       the year ended December 31, 1992).

            Exhibit 4.23        -      Exchange Agreement dated as of April 2,
                                       1993 among MLX Corp. and the
                                       Bondholders Listed Herein.

            Exhibit 4.24*       -      First Consolidated Amendment to Loan and
                                       Security Agreement, dated as of November
                                       16, 1994, between S.K. Wellman Limited,
                                       Inc. And Barclays Business Credit, Inc.

            Exhibit 10.1#       -      Employment Agreement dated February 10,
                                       1991, between the Registrant and Brian R.
                                       Esher (incorporated herein by reference
                                       to Exhibit 10.1 to the Registrant's
                                       Report on Form 10-K for the fiscal
                                       year ended December 31, 1990).

            Exhibit 10.2#       -      First Amendment to Employment Agreement,
                                       dated as of March 19, 1992, between the
                                       Registrant and Brian Esher.

            Exhibit 10.3        -      Severance/Consulting Agreement dated
                                       January 14, 1991, between the
                                       Registrant and William P. Panny
                                       (incorporated herein by reference to
                                       Exhibit 10.3 to the Registrant's Report
                                       on Form 10-K for the fiscal year ended
                                       December 31, 1990).

            Exhibit 10.4        -      Purchase Agreement, dated as of March
                                       19, 1992, among the Registrant, Pameco
                                       Holdings, Inc., and Pameco Corporation
                                       incorporated herein by reference to
                                       Exhibit 21 of Registrant's Current
                                       Report on Form 8-K dated April 10,
                                       1992).

            Exhibit 10.5#       -     MLX Corp. Stock Option Plan, dated as of
                                      December 29, 1989 (incorporated herein by reference to Exhibit 10.5 of Registrant's
                                      Report on Form 10-K for the year ended
                                      December 31, 1992).

            Exhibit 10.6#       -      Senior Management Discretionary Bonus
                                       Plan, dated as of January 21, 1992
                                       (incorporated herein by  reference to
                                       Exhibit 10.6 of Registrant's Report on
                                       Form 10-K for the year ended December
                                       31, 1992).

            Exhibit 10.7*#      -      Second Amendment to Employment Agreement,
                                       dated as of January 1, 1994, between
                                       Registrant and Brian Esher.

            Exhibit 13*         -      1994 Annual Report to Shareholders of the
                                       Registrant. With the exception of
                                       information expressly incorporated
                                       herein by reference, the
                                       1994 Annual Report is not deemed to be
                                       filed with the Commission.

            Exhibit 21          -      Subsidiaries of the Registrant
                                       (incorporated herein by reference to
                                       Exhibit 22 of Registrant's
                                       Report on Form 10-K for the year ended
                                       December 31, 1992).

           Exhibit 24*          -     Consent of Independent Accountants.

                  *  Filed with this Report on Form 10-K
                  #  Management compensatory plan or arrangement

        (b)    Reports on Form 8-K

               No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1994.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


MLX Corp.

Dated: March 10, 1995                       By:        /S/ THOMAS C. WAGGONER
                                                       Thomas C. Waggoner
                                                       Vice President &
                                                       Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities indicated, on March 10, 1995.

Signature                                                Title

/s/ BRIAN R. ESHER                        Chairman of the Board, President &
                                          Chief Executive Officer (Principal
                                          Executive Officer) and Director

/s/ THOMAS C. WAGGONER                    Vice President, Chief Financial
                                          Officer & Secretary (Principal
                                          Financial & Accounting Officer)

/s/ WILLEM F.P. de VOGEL                  Director

/s/ ALFRED R. GLANCY III                  Director

/s/ S. STERLING McMILLAN, III             Director

/s/ J. WILLIAM UHRIG                      Director

/s/ W. JOHN ROBERTS                       Director

/s/ H. WHITNEY WAGNER                     Director


Report of Independent Auditors
Board of Directors
MLX Corp.


We have audited the consolidated balance sheets of MLX Corp. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MLX Corp. and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




ERNST & YOUNG LLP
March 10, 1995
Atlanta, Georgia

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
MLX Corp.
December 31, 1994 and 1993
(In thousands)

CONDENSED BALANCE SHEETS                                                 1994                 1993

ASSETS
Current Assets:
        Cash and cash equivalents                                     $   640             $    695

             Total Current Assets                                         640                  695

Investment in Subsidiaries*                                            15,021               12,612

Other Assets:
        Leasehold improvements and equipment - net                          1                    7
        Intangible assets - net                                           363                  415
        Other                                                               1                    1
        Total Other Assets                                                365                  423

                                                                      $16,026             $ 13,730


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
        Accounts payable                                              $    14             $      6
        Other accrued liabilities.                                        409                1,083
        Federal income taxes payable                                       47                  150
        Dividends payable on Series A Preferred Stock                     212                  638

        Total Current Liabilities                                         682                1,877

Long-Term Liabilities:
        Zero coupon bonds.                                              1,022                1,005
        Variable rate subordinated notes                                1,441                1,397
        Note payable to subsidiary*                                     2,152                2,127
        Total Long-Term Liabilities                                     4,615                4,529

Shareholders' Equity:
        Preferred stock                                                 7,265                6,981
        Common stock                                                       25                   25
        Capital in excess of par value                                 61,874               60,551
        Retained earnings deficit since December 11, 1984             (57,147)             (58,836)
                                                                                             12,017                8,721
        Other equity deductions                                        (1,288)               (1,397)

        Total Shareholders' Equity                                     10,729                 7,324
                                                                                           $16,026             $ 3,730


*Eliminated in consolidation.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - (cont.)
MLXCorp.
Years Ended December 31, 1994, 1993 and 1992
(In thousands)

CONDENSED STATEMENTS OF INCOME                            1994            1993           1992

Revenues:
        Interest and other income (expense)             $  (77)          $  25         $  348
        Dividends from subsidiaries*                         -           5,900              -
        Management fees from subsidiaries*               1,200             950            600
        Management fee from related party                    -              82            470
        Total Revenues                                   1,123           7,057          1,418

Expenses:
        General and administrative expenses                879           1,355          1,408
        Interest expense:
        Subsidiary indebtedness*                           185             151            295
        Other indebtedness                                 202             366          1,334
Earnings (loss) before taxes, equity in earnings
        (losses) of subsidiaries and extraordinary
        item                                              (143)          5,185         (1,619)
        Charge in lieu of federal income taxes          (1,314)         (1,243)        (1,110)
        Provision for federal AMT taxes                    (80)           (150)             -
        Credit for subsidiary tax sharing*               1,489           1,360          2,129
Earnings (loss) before equity in earnings
        (losses) of subsidiaries and extraordinary
        item                                               (48)          5,152           (600)
        Equity in earnings (losses) of subsidiaries,
        after payment of dividends*                      2,795          (3,113)         1,985
       Extraordinary gain on early retirement of
        debt (net of charge in lieu of federal
        income taxes of $1,869 in 1993 and
        $1,661 in 1992)                                      -           3,627          4,124
Net earnings                                            $2,747         $ 5,666         $5,509

CONDENSED STATEMENTS OF CASH FLOWS
Net Cash Provided by (used in) Operating Activities     $ (339)        $   254         $1,211
Financing Activities:
        Payment of dividends on
        Series APreferred Stock                         (1,200)              -              -
        Dividends and advances from subsidiary           1,398           6,538              -
        Increase/(reduction) in debt and preferred
        stock obligations                                   86          (6,510)        (1,835)
                                                           619              28         (1,835)
Increase (Decrease) in cash                             $  (55)        $   282         $ (624)

*Eliminated in consolidation.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
MLX CORP. AND SUBSIDIARIES

           COL. A                             COL. B.                   COL. C              COL. D       COL. E
                                                                      Additions
                                             Balance at        Charged to    Charged to                  Balance at
                                             Beginning           Costs         Other      Deductions -   End of
        Description                          of Period        and Expenses    Accounts     Describe      of Period

  Reserve and allowances deducted from
  asset accounts
Year ended December 31, 1994:

 Valuation allowance for deferred
   tax assets                              $121,000,000      $          0                 $2,000,000 (1) $119,000,000

Year ended December 31, 1993:
  Valuation allowance for deferred
  tax assets                                          0      $124,000,000                 $3,000,000 (2) $121,000,000


(1) Reduction in net operating loss carryover due to offset against taxable income and expiration of certain general business credits.

(2) Reduction in net operating loss carryover due to offset against taxable income.