Form 10-K/A
period 1994-12-31
MLX CORP /MI
filed 1995-04-28
CIK 64247

                  Securities And Exchange Commission
                        Washington, D.C. 20549

                            FORM 10-K/A #1

/X/   Amendment No. 1 to Annual Report Pursuant to Section 13 or 15(d)
                of The Securities Exchange Act of 1934

              For the fiscal year ended December 31, 1994

                     Commission file number I-4795


           Transition Report Pursuant to Section 13 or 15(d) of
                  The Securities Exchange Act of 1934

                                MLX Corp.
                     --------------------------
        (Exact name of registrant as specified in its charter)

              Georgia                          38-0811650
        ------------------------------------------------------
        (State or other jurisdiction of     (I.R.S. Employer
        incorporation or organization)     Identification No.)

          1000 Center Place, Norcross GA          30093
          ------------------------------------------------
          (Address of principal executive       (Zip Code)
                     offices)

Registrant's telephone number, including area code: (404) 798-0677

Securities registered pursuant to Section 12(b) of the Act:  none

Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, $.01 par value
                      ----------------------------
                           (Title of class)

              ITEMS 10 THROUGH 14 OF THE FORM 10-K OF THE
                REGISTRANT AS FILED WITH THE COMMISSION
        ON MARCH 31, 1995 ARE DELETED IN THEIR ENTIRETY AND THE
                 FOLLOWING IS INSERTED IN LIEU THEREOF:

                               PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BUSINESS EXPERIENCE OF DIRECTORS AND EXECUTIVE OFFICERS

The following information with respect to business experience has been furnished by the respective officer, director or nominee for director.


BRIAN R. ESHER, age 46. Chairman, President & Chief Executive Officer of the Registrant. Director of the Registrant since February 1991.

Mr. Esher joined the Registrant as Chairman, President & Chief Executive Officer in February 1991. He was previously employed by Environmental Control Group, Inc., a full service publicly traded hazardous materials abatement consulting, insurance, contracting and product distribution services firm, as its Chairman, President & Chief Executive Officer from September 1989 to January 1991. Previously, Mr. Esher served as Executive Vice President of A.B. Dick Company, a manufacturer and distributor of printing and graphic arts equipment and supplies from August 1988 to March 1989. Prior to this position, he was employed as Senior Vice President of Itek Graphix Corp. from 1985 until its acquisition by A.B. Dick in August 1988. He is also currently employed as Chairman, President and Chief Executive Officer of Pameco Holdings, Inc. See "ITEM 11 - EXECUTIVE COMPENSATION - Compensation Committee Interlocks and Related Transactions."


ALFRED R. GLANCY III, age 57. Chairman, President and Chief Executive Officer of MCN Corporation, a holding company with subsidiaries engaged in natural gas distribution, transmission, storage and technology development and computer operations services. Director of the Registrant since 1985.

Mr. Glancy joined Michigan Consolidated Gas Company, a subsidiary of MCN, in 1962 and has held the position of Chairman since 1984 and Chief Executive Officer from 1984 until September 1992. In 1988, through a corporate reorganization, Michigan Consolidated Gas Company became a subsidiary of MCN Corporation. Mr. Glancy has been Chairman and Chief Executive Officer since the reorganization. Mr. Glancy is also a director of NBD Bancorp, Inc. and NBD Bank.


RONALD E. GRAMBO, age 59.  President of Wellman.

Mr. Grambo joined Wellman in 1958 and has held various positions in its engineering and product development areas. In September 1985, Mr. Grambo assumed the position of Vice President and General Manager of The S.K. Wellman Corp. In September 1986, Mr. Grambo assumed the position of President of S.K. Wellman, Limited Inc.


S. STERLING MCMILLAN, III, age 56. Vice Chairman of Greenleaf Capital Management, an investment management company. Director of the Registrant since 1985.

Mr. McMillan has held his current position since 1986. Prior to joining Greenleaf, Mr. McMillan was employed by Cleveland-Cliffs Inc. as Vice President-Finance (1983-1986).

W. JOHN ROBERTS, age 63. Retired Senior Vice President-Finance and Treasurer of the Amerisure Companies, a group of affiliated companies providing multi-line property, casualty and life insurance. Director of the Registrant since 1985.

Mr. Roberts joined Michigan Mutual Insurance Company, the parent organization for the Amerisure Companies, as Vice President-Finance in 1982 and was Senior Vice President-Finance and Treasurer from 1985 until his retirement in March 1991.


J. WILLIAM UHRIG, age 33. Managing Director of Three Cities Research, Inc., a firm engaged in the investment and management of private capital. Director of the Registrant since 1993. Mr. Uhrig joined Three Cities in 1984. Prior to December 1991, Mr. Uhrig was the Managing Director of TCR Europe Ltd. Mr. Uhrig has been nominated at the behest of the Investor Group pursuant to the terms of a Nomination Agreement between Terbem Limited, Mitvest Limited, Tinvest Limited, Bobst Investment Corp., TCR International Partners LP (collectively referred to herein as the "Investor Group") and the Registrant (the "Nomination Agreement"). See "ITEM 11 - EXECUTIVE COMPENSATION - Compensation Committee Interlocks and Related Transactions."

Mr. Uhrig received his Master of Business Administration from the University of Chicago in 1984, and graduated from Purdue University in 1982.


WILLEM F.P. DE VOGEL, age 44. President of Three Cities Research, Inc., a firm engaged in the investment and management of private capital. Director of the Registrant since 1986.

Mr. de Vogel joined Three Cities in 1977 and has been the President of Three Cities since 1982. Mr. de Vogel also serves as a director of Computer Associates International.


THOMAS C. WAGGONER, age 50.  Vice President and Chief Financial
Officer of the Registrant.

Mr. Waggoner joined the Registrant in March 1991 as its Vice President and Chief Financial Officer. He was previously employed by Forstmann & Company from 1986 to 1990 as its Vice President and Chief Financial Officer. Prior to that position, he was employed during 1984 and 1985 by Breneman Company as its Vice President of Finance and Administration. From 1971 to 1983 he was employed by Deloitte, Haskins & Sells.


H. WHITNEY WAGNER, age 39. Managing Director of Three Cities Research, Inc., a firm engaged in the investment and management of private capital. Director of the Registrant since 1993. Mr. Wagner joined Three Cities in 1983. Mr. Wagner has been nominated at the behest of the Investor Group pursuant to the terms of the Nomination Agreement. See "ITEM 11 - EXECUTIVE COMPENSATION - Compensation Committee Interlocks and Related Transactions."

Mr. Wagner was employed as a Corporate Banking Officer with Chemical Bank prior to joining Three Cities (1978-1983).


THEODORE R. KALLGREN, age 33. Vice President of Finance and Treasurer of the Registrant.

Mr. Kallgren joined the Registrant in May 1988 and has served as its Vice President of Finance and Treasurer since June 1991. He was previously employed by Ernst & Whinney from 1984 to 1988. He is also currently employed as Chief Financial Officer for Pameco Holdings, Inc. See "ITEM 11 - EXECUTIVE COMPENSATION - Compensation Committee Interlocks and Related Transactions."

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to the Registrant pursuant to Rule 16a-3(e), promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), and written representations made to the Registrant, no director, officer or beneficial owner of more than ten percent of the Common Stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent year, except that Mr. Waggoner did not file a Form 5 reporting the grant of a stock option during December 1994.


ITEM 11.   EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION SUMMARY

The following table provides certain summary information concerning compensation paid or accrued by the Registrant and its subsidiaries to or on behalf of the Registrant's Chief Executive Officer and the other two most highly compensated executive officers of the Registrant, who are the only executive officers whose compensation, including salary and bonus, exceeded $100,000 (determined as of the end of the last fiscal year), for the last three fiscal years of the Registrant:

                              Summary Compensation Table
- -------------------------------------------------------------------------------------------------
                                               Annual Compensation               Long-Term Compensation
                                       --------------------------------          ----------------------
                                                                                  Awards      Payouts                    All other
                                                                                                                          compen-
                                                                                                                           sation
                                                                                 -----------------------------------------
                                                                   Other         Restricted      Options/       LTIP
Name and Principal Position     Year     Salary($)    Bonus ($)    annual         stock            SARs (#)    payouts
                                                                   compen-       award(s)                         ($)
                                                                   sation          ($)
- ----------------------------------------------------------------------------------------------------------------------------------


Brian R. Esher                   1994     $125,000    $ 75,000       -0-           -0-              -0-          -0-        -0-
          Chairman,              1993      106,089     425,000       -0-           -0-              -0-          -0-        -0-
          President and          1992      120,329     301,823       -0-           -0-              -0-          -0-        -0-
          Chief Executive
          Officer

Thomas C. Waggoner               1994     $135,000    $ 70,000       -0-           -0-            12,500         -0-        -0-
          Vice President         1993      126,666      60,000       -0-           -0-             7,500         -0-        -0-
          and Chief              1992      125,000      47,500     27,921 (1)      -0-             5,000 (2)     -0-        -0-
          Financial Officer

Ronald E. Grambo                 1994     $111,999    $ 75,000       -0-           -0-              -0-          -0-     10,476 (3)
          President S.K.         1993      107,226      75,000       -0-           -0-              -0-          -0-     15,243 (3)
          Wellman                1992      102,485      65,000       -0-           -0-            20,000 (2)     -0-      4,018 (3)

____________________________

          (1) In 1992, Mr. Waggoner was reimbursed by the Registrant for the costs associated with the relocation of his family, sale of his home, and moving of household goods to Atlanta.

          (2) Messrs. Waggoner and Grambo were issued stock options with respect to 5,000 and 6,350 shares, respectively (as adjusted to account for the 1993 reverse stock split), in 1992 after the completion of the sale of the Refrigeration & Air Conditioning
               Group, which replaced options for the same number of shares that were granted in 1991. The stock options were reissued with an exercise price at the then market price of the Common Stock.

          (3) In 1992, 1993 and 1994, the Registrant paid $900 for life insurance benefits on Mr. Grambo's behalf. Also, pursuant to the profit sharing element of the Registrant's Defined
               Contribution Plan, Mr. Grambo received $9,576 in 1994, $14,343 in 1993 and $3,118 in 1992.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

PRESIDENT & CHIEF EXECUTIVE OFFICER COMPENSATION

Decisions on compensation and bonus for the President and Chief Executive Officer (the "CEO") are made by the three member Compensation Committee of the Board of Directors (the "Compensation Committee"), each of whom is a non-employee director.

The compensation provided for in Mr. Esher's initial Employment Agreement, the material terms of which are described in the Summary Compensation Table and in the section hereof entitled "Employment Agreements with Executive Officers", was based on the Registrant's tenuous financial condition at the time Mr. Esher was hired and Mr. Esher's background and experience with respect to correcting similarly situated companies. The Board believed that the compensation package negotiated was comparable with similar companies experiencing financial difficulties, and was the result of arm's length negotiations with Mr. Esher. The initial Employment Agreement was amended on February 11, 1992 in light of the decreased size of the Registrant following the sale of the Registrant's Refrigeration and Air Conditioning Group and to reflect the responsibilities Mr. Esher acquired as Chief Executive Officer of Pameco Holdings, Inc. The Employment Agreement was again amended, effective January 1, 1994, and January 1, 1995, and extended on terms reflective of MLX's current financial condition and size. Pursuant to the January 1, 1995 amendment of the Employment Agreement, if the Registrant ceases to control Wellman, then Mr. Esher's salary and incentive compensation will be reduced.

GENERAL

The Registrant's compensation programs have been designed to enable the Registrant to attract, motivate and retain senior managers and key employees by providing a total compensation opportunity based upon individual and unit performance. The Registrant's compensation program provides for competitive base salaries, annual incentive bonus opportunities, competitive benefits (health, life, disability, vacation, and defined contribution retirement) with employee contributions, long term stock options, and participation in Registrant sponsored profit sharing based upon achievement of operating objectives. This compensation program aligns the interest of the Registrant's management and its shareholders to build long term value and improve the return to the Registrant's Shareholders.

SALARIES

Only the President and CEO of the Registrant and the President of Wellman are subject to employment agreements, and the employment agreement of the President of Wellman becomes effective only upon a change in control of Wellman. All other officers are employed as employees at will. Salaries of other executive officers are determined by the President and CEO (subject to approval by the Compensation Committee) and are based upon salary grades assigned to positions and the relative experience and performance of the individual. Salary grades are reviewed annually and compared to industry and geographic wage and salary surveys.

Typically, individual executives are reviewed annually and their performance evaluated against their objectives for the period of evaluation. Such objectives include measurements of revenue generation, operating profit, asset management, cash flows, cost improvements, quality and customer service, depending upon the responsibilities of the executive.

BONUS COMPENSATION

All executive officers other than the President and CEO are granted bonus opportunities under the Registrant's Senior Management Discretionary Bonus Plan, which defines the administration and goal measurements of each key position. This plan is updated annually and target bonus opportunities assigned to qualifying managers. Payments are granted annually based upon achievement of goals which are also established annually. Typically these goals include revenue growth, profitability and asset management targets.

OPTION GRANTS

The Registrant uses grants of stock options to its key employees and executive officers to closely align the interests of such employees and officers with the interests of its shareholders. The Registrant's Stock Option Plan (the "Stock Option Plan") is administered by the Compensation Committee, which determines the persons eligible, the number of shares subject to each grant, the exercise price thereof and the other terms and conditions of the option. Options granted under the Stock Option Plan have an exercise price equal to at least 100% of the market price of the Common Stock on the date that the option is granted, and the term of any option granted cannot exceed five (5) years. Option grants typically vest over a three year period, subject to continued employment.

The Registrant has made an effort to offer options to key employees and all levels of management, including first line supervisors, in an effort to give them an ownership opportunity to align their goals with those of the Registrant's shareholders.

The Registrant's Stock Option Plan will expire on August 28, 1995. Therefore, in order to continue to use grants of stock options to provide incentives to key employees and executive officers of the Registrant and its subsidiaries, the Board of Directors of the Registrant has approved, subject to shareholder approval, the adoption of the MLX Corp. Stock Option and Incentive Award Plan. Assuming that the plan is approved by the Registrant's shareholders at the Registrant's 1995 Annual Meeting of shareholders, it will permit the Registrant to use grants of stock options, restricted stock and stock awards for incentive purposes.

PROFIT SHARING

The Registrant offers its Defined Contribution Plan (known as a 401(k) Plan) to the employees of Wellman with a matching contribution of 10% of the first 6% of the employee's salary contributed to the plan. The Registrant added a profit sharing contribution to its 401(k) Plan in 1992 to offset the termination of the S.K. Wellman Defined Benefit Retirement Plan. This change focused all plan participants on achieving the Registrant's Annual Operating Plan which is the basis for determining funding of the profit sharing contribution. Based upon achievement of their operating plans, the Boards of Directors of the Registrant's S.K. Wellman subsidiaries vote to fund the plan from 0-5% of each employee's annual gross compensation. In 1994 and 1993 the Boards of Directors of the Registrant's S.K. Wellman subsidiaries voted to fund the program at 4% and 5%, respectively, based upon the group's exceeding its Annual Operating Plans. This amounted to $371,000 in 1994 and $417,000 in 1993.

The Registrant's executive officers, including the President and CEO, are not eligible to participate in the profit sharing contribution portion of the Defined Contribution Plan.

THE COMPENSATION COMMITTEE

Alfred R. Glancy III, Chairman
Willem F.P. de Vogel
W. John Roberts

FIVE-YEAR SHAREHOLDER RETURN COMPARISON

Set forth below is a line graph comparing for the five-year period ending December 31, 1994, the cumulative total shareholder return (stock price increase plus dividends, divided by beginning stock price) on the Registrant's Common Stock with that of (i) all U.S. companies quoted on NASDAQ and (ii) non-financial companies quoted on NASDAQ. The stock price performance shown on the graph below is not necessarily indicative of future price performance.


                  Comparison of Five Year Cumulative Total Return
   Among the Registrant, The NASDAQ Stock Market and NASDAQ Non-Financial Stocks


                          [GRAPH APPEARS HERE]

                                            12/31/89     12/31/90     12/31/91     12/31/92     12/31/93     12/31/94
                                            --------     --------     --------     --------     --------     --------
Nasdaq Stock Market                            100        84.918      136.277      158.579      180.933      176.916
Nasdaq Non-Financial Stocks                    100        88.034      141.730      154.916      177.606      170.297
MLX Common Stock                               100        35.200       22.480       40.000       42.000       36.000

OPTION GRANTS

The following table sets forth information with respect to grants of stock options under the Registrant's Stock Option Plan during the last fiscal year to the Registrant's Chief Executive Officer and the other executive officers named in the Summary Compensation Table above. No stock appreciation rights were granted during the last fiscal year. In addition, in accordance with Securities and Exchange Commission Rules, the hypothetical gains or "option spreads" that would exist for the respective options, based on assumed rates of annual compound stock appreciation of 5% and 10% from the date the options were granted over the full option term, are also reflected:

                                   Option Grants in Last Fiscal Year

                                          Individual Grants
          ---------------------------------------------------------------------------------

                                                                                               Potential realizable value
                                                                                                at assumed annual rates of
                                                                                               stock price appreciation or
                                                                                                   option term (1)
                                                                                               ---------------------------
            Name         Number of      Percent of          Exercise or       Expiration            5% ($)   10% ($)
                         securities    total options        base price           date
                         underlying     granted to            ($/Sh)
                          options       employees
                          granted      in fiscal year

- ---------------------------------------------------------------------------------------------------------------------------

Brian R. Esher               -0-              -0-               -0-               ---                ---         ---

Thomas C. Waggoner          12,500            87%              $4.00           12/29/99             $13,175    $30,500

Ronald E. Grambo              -0-             -0-               -0-               -0-                ---         ---


_______________________

(1) These amounts represent assumed rates of appreciation only. Actual gains, if any, on stock option exercises and holdings of Common Stock are dependent upon the future performance of the Common Stock and overall market conditions. There can be no assurance that the amounts reflected in this table will be achieved.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

The following table shows for the Registrant's CEO and the other executive officers named in the Summary Compensation Table above the number of shares covered by both exercisable and non-exercisable stock options as of December 31, 1994, and the values for "in-the-money" options, based on the positive spread between the exercise price of any such existing stock options and the year-end price of the Registrant's Common Stock.

                            Aggregated Option Exercises in Last Fiscal Year
                                   and Fiscal Year-End Option Values

                                                       Number of unexercised           Value of unexercised
                            Shares        Value        options at December 31,        in-the-money options at
      Name                Acquired on    Realized         1994 (No. of shares)          December 31, 1994 (1)
                          Exercise (#)     ($)        -------------------------       ------------------------


                                                       Exercisable Unexercisable      Exercisable Unexercible
- --------------------------------------------------------------------------------------------------------------

Brian R. Esher                -0-           -0-          190,400        -0-               -0-         -0-

Thomas C. Waggoner            -0-           -0-           14,167       10,833           $13,333      $4,791

Ronald E. Grambo              -0-           -0-           20,000         -0-            $40,000       -0-

___________________

            (1) Based on closing stock price of $4.50 on December 31, 1994.

RETIREMENT PLANS

In 1987, the Registrant's Board of Directors adopted the MLX Corp., SinterMet Corporation (now known as S.K. Wellman Limited, Inc.) and The S.K. Wellman Corp. Retirement Plan for Salaried Employees (the "Retirement Plan"). The Retirement Plan covered all employees of S.K. Wellman Limited, Inc., S.K. Wellman Corp. (both of which are subsidiaries of the Registrant) and the Registrant, excluding employees who are members of a collective bargaining unit. It provided for annual retirement benefits based on the employee's final average salary and on the number of years of employment by one of the companies.

On September 30, 1992, the Registrant terminated the Retirement Plan for salaried employees. Upon settlement of the Retirement Plan in June 1993, the Registrant purchased annuities to fund the obligations of the participants or funded a rollover into the participants 401(k) account. Of the executive officers identified on the Summary Compensation Table above, only Mr. Grambo was a participant in the Retirement Plan. The amount rolled over into the 401(k) account of Mr. Grambo was $234,818.

DIRECTORS FEES

Directors who are not employees of the Registrant receive a quarterly retainer of $2,500 and a meeting fee of $400 per meeting attended.

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

Effective as of February 11, 1991, the Registrant and Brian R. Esher entered into an employment agreement wherein Mr. Esher agreed to be employed as the Chairman, President & Chief Executive Officer of the Registrant for a period for three years, subject to earlier termination for cause as provided in the agreement. Mr. Esher's employment agreement was amended as of February 11, 1992, as a result of the substantial change in the Registrant resulting from the sale of its Refrigeration & Air Conditioning Group (the "RAC Group"). The Amendment acknowledged the other duties that Mr. Esher now has as the Chief Executive Officer of the new Refrigeration & Air Conditioning group company, Pameco Holdings, Inc.

Based on a review of Mr. Esher's employment agreement, the Registrant and Mr. Esher have amended his employment agreement effective as of January 1, 1994, and as of January 1, 1995, in each case to extend the term until the end of the calendar year. Under the terms of the amended agreement, Mr. Esher will receive a base salary of $125,000 per year. Mr. Esher will also receive an annual bonus based upon the Registrant's performance versus its budgeted pre-tax operating income. If the Registrant earns 90% of its budgeted pre-tax operating income, Mr. Esher will receive a bonus of $25,000. For every percentage point by which the Registrant exceeds 90% of its budgeted pre-tax operating income, Mr. Esher will receive an additional $2,500 in bonus payments, up to a maximum of $75,000 if the Registrant earns 110% or more of its budgeted pre-tax operating income. Pursuant to the January 1995 amendment of the employment agreement, if the Registrant ceases to control Wellman, Mr. Esher's base salary during the remainder of the term of the employment agreement will be reduced from $125,000 per year to $12,000 per year, the annual bonus to which he is entitled under the terms of the employment agreement will be calculated on a pro-rata basis through the end of the calendar month in which the Registrant ceases to control Wellman and Mr. Esher will no longer be eligible for annual bonuses following such event.

Under the terms of his original 1991 employment agreement, Mr. Esher has received an option to purchase 190,400 shares of Common Stock, at a price of $5.00 per share, exercisable (subject to vesting schedules which have been satisfied) at any time or from time to time prior to February 10, 1998. In the event that any existing or new shareholder increases their percentage ownership interest of the Registrant's Common Stock by 5% or more, then simultaneously with such acquisition, the options described above will be converted to a stock appreciation right ("SAR") which will have substantially identical economic results to Mr. Esher. Any SAR held by Mr. Esher may be reconverted into an option by the vote of a disinterested majority of the Board of Directors of the Registrant and any such option will once again be subject to conversion into an SAR, as provided above.

Under Mr. Esher's amended employment agreement, if MLX or Wellman files for protection under the bankruptcy code, Mr. Esher will receive his base salary for the remainder of the agreement, but he will be free of any continuing obligation to perform any duties under the agreement.

Ronald E. Grambo and Wellman have entered into an employment agreement which will become effective upon any change in control (as defined in the agreement) of Wellman and will govern the terms of Mr. Grambo's employment during the three years following such change in control. During the term of this employment agreement, Mr. Grambo will be entitled to receive a base salary commensurate with what he received prior to such change in control and to participate in the Registrant's Senior Management Bonus Program, or any applicable successor program following such change in control which guarantees performance incentives equal to at least 50% of those available under the Registrant's Senior Management Bonus Program, provided that Mr. Grambo is performing his duties in a satisfactory manner. Prior to any such change in control of Wellman, Mr. Grambo will continue to provide services to Wellman as an employee at will.

COMPENSATION COMMITTEE INTERLOCKS AND RELATED TRANSACTIONS

Messrs. de Vogel, Glancy, and Roberts served on the Compensation Committee for the past fiscal year. None of the members of the committee served as an officer of the Registrant or any of its subsidiaries during the preceding fiscal year.

On March 19, 1992, the Registrant consummated a sale of its RAC Group and a restructuring of the Registrant's and its subsidiaries' debt obligations to its senior lenders (such sale and debt restructuring are referred to collectively herein as the "1992 Restructuring"). Following its sale of the RAC Group, the Registrant entered into a Management Services Agreement, dated March 19, 1992 (the "Management Services Agreement"), with Pameco Holdings, Inc., the purchaser of the RAC Group, pursuant to which the Registrant provided management, operational and administrative services to the RAC Group for a fee of $30,000 per month. In 1993, this agreement was amended to provide for the transfer of certain employees to Pameco Holdings and for the Registrant to pay a monthly fee of $5,000 to Pameco Holdings for shared expenses, including the lease of common office space and for the services of the transferred employees. Under the Management Services Agreement, Pameco Holdings paid the Registrant $81,500 in fees (net of amounts paid by the Registrant to Pameco Holdings under the post-amendment version of the Management Services Agreement) during 1993 and $69,000 during 1994.

As an integral part of the 1992 Restructuring, Brian R. Esher and Pameco Holdings entered into an employment agreement providing that in addition to his duties as the Chairman, President and CEO of the Registrant, Mr. Esher will perform other duties as the Chairman, President and Chief Executive Officer of Pameco Holdings. Mr. Esher's agreement with Pameco Holdings also required him to acquire an 8.5% equity interest in the common stock of Pameco Holdings and to make certain other investments in Pameco Holdings. Mr. Kallgren, also an executive officer of the Registrant, is also an employee of Pameco Holdings.

The Investment Group that purchased the assets of the RAC Group was led by Three Cities Research, Inc., a firm engaged in the investment and management
of private capital.   Willem F. P. de Vogel, a member of the Board of
Directors of the Registrant since 1986 and a member of the Compensation Committee, is the President of Three Cities Research, Inc. Messrs. Uhrig and Wagner, directors of the Registrant, are both Managing Directors of Three Cities Research, Inc.

In connection with the Investor Group's acquisition of the Registrant's outstanding zero coupon bonds and shares of Common Stock from certain of the Registrant's lenders, the Registrant entered into a Nomination Agreement with the Investor Group, dated December 15, 1992, whereby the Investor Group may nominate up to three directors to the Board. In 1993, 1994 and 1995, Messrs. Uhrig and Wagner have been nominated by the Investor Group pursuant to the Nomination Agreement.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

PRINCIPAL SHAREHOLDERS. The following table lists the shareholders known to the Registrant to be the beneficial owners of more than five percent of the Common Stock of the Registrant as of March 31, 1995. The information concerning beneficial ownership was obtained from the Registrant's records or from filings with the Securities and Exchange Commission on Forms 13D or 13G.

                                                      Amount and Nature of        Percent of
Names and Addresses of Beneficial Owners              Beneficial Ownership           Class
- ----------------------------------------              --------------------        ----------

Three Cities Holdings Limited                              851,456(1)                33.53%
  c/o Craigmuir Chambers
  P.O. Box 71; Road Town
  Tortola
  British Virgin Islands

The Equitable Life Assurance Society of                    178,914(2)                 7.05%
the United States
   1285 Avenue of the Americas
   New York, New York,  10019

Teribe Limited                                             136,722(3)                  5.38%
   c/o Craigmuir Chambers
   P.O. Box 71; Road Town
   Tortola
   British Virgin Islands

________________

(1) Three Cities Holdings Limited has sole and irrevocable power to vote and dispose of 851,456 shares of Common Stock that are owned of record by the following group of investors (the "Investor Group"): Terbem Limited (374,244 shares -- 14.7%), Mitvest Limited (47,107 shares -- 1.9%), Tinvest Limited (201,286 shares -- 7.9%), Bobst Investment Corp. (59,961 shares -- 2.4%), and TCR International Partners, LP (168,858 shares -- 6.7%). Each member of the Investor Group is an investment vehicle established for the purpose of investing in securities of other enterprises in various parts of the world, and the Investor Group acquired the shares of Common Stock as participants in an equity portfolio fund managed by Three Cities Holdings Limited. Three Cities

      Holdings Limited is the parent company of Three Cities Research, Inc. and an affiliate of Teribe Limited. Shares owned by Teribe Limited are not included in Three Cities Holdings Limited's beneficial ownership. Mr. Willem F.P. de Vogel, a director of the Registrant, is President of Three Cities Research, Inc., and Messrs. Uhrig and Wagner, directors of the Registrant, are Managing Directors of Three Cities Research, Inc.

(2) Included in the Equitable Life Assurance Society of the United States' ("Equitable") beneficial ownership are 107,348 shares owned directly by Equitable and 71,566 shares owned by its wholly-owned subsidiary Equitable Variable Life Insurance Company.

(3) Teribe Limited is an indirectly owned investment subsidiary of Enterprises Quilmes S.A., a Luxembourg holding company whose shares are listed and traded on the Paris and Luxembourg Stock Exchanges. One of the members of the Investor Group described in Note 1 above, Tinvest Limited, is a subsidiary of Teribe Limited and is also an affiliate of Three Cities Research, Inc. Teribe Limited disclaims beneficial ownership of the shares owned by Tinvest Limited.

DIRECTORS AND OFFICERS. The following information concerning beneficial ownership of the Common Stock of the Registrant at March 31, 1995, by directors, executive officers and by directors and executive officers as a group was furnished by the respective directors or officers or obtained from the records of the Registrant.


                                      Exercisable                             Percent of
                                        Stock                                   Common
Name or Group                           Options       Other        Total         Stock
- -------------------------             -----------     -----       ------      -----------

Brian R. Esher                           190,400        --        190,400         7.0%

Alfred R. Glancy III                       1,000     3,300(2)       4,300          (7)

S. Sterling McMillan, III                  1,000    13,726(3)      14,726          (7)

W. John Roberts                            1,000       600(4)       1,600          (7)

Willem F.P. de Vogel                        --       1,950(5)       1,950          (7)

J. William Uhrig                            --            (6)        --            (7)

H. Whitney Wagner                           --            (6)        --            (7)

Thomas C. Waggoner                        14,167        --          14,167         (7)

Ronald E. Grambo                          20,000     1,948          21,948         (7)

Theodore R. Kallgren                       2,000       124           2,124         (7)

All directors and
executive officers,
including those names
above (10 persons)                       229,567    21,648          251,215        8.9%

- --------------------

(1) Includes shares subject to options which are exercisable within sixty days of March 31, 1995.

(2) Included in the other amount shown for Mr. Glancy are 3,000 shares in which he has sole voting and investment power, 100 shares owned by his wife and 200 shares owned by his children in which he has no voting or investment power.

(3) Included in the other amount shown for Mr. McMillan are 6,526 shares in which he has sole voting and investment power, 600 shares which are owned by his wife in which he has no voting or investment power, 1,150 shares which are owned by his children in which he has no voting or investment power, 1,898 shares held by trusts in which Mr. McMillan as trustee has sole or shared voting and investment power, and 3,552 shares held by a trust in which Mr. McMillan is a possible beneficiary over which he has only advisory voting and investment power. Excluded from the table are 43,190 shares for which Mr. McMillan is an investment advisor and/or trustee with discretionary investing and/or voting power in which Mr. McMillan disclaims any beneficial interest.

(4)   The shares indicated for Mr. Roberts are owned jointly with his wife.

(5) Mr. de Vogel is President of Three Cities Research, Inc., a wholly owned subsidiary of Three Cities Holdings Limited and an affiliate of Enterprises Quilmes S.A., which indirectly owns Teribe Limited. None of the shares beneficially owned by Three Cities Holdings Limited and Teribe Limited is included in Mr. de Vogel's beneficial ownership.

(6) Messrs. Uhrig and Wagner are both Managing Directors of Three Cities Research, Inc. None of the shares owned by Three Cities Holdings Limited and Teribe Limited is included in the beneficial ownership of Messrs. Uhrig and Wagner.

(7)   Less than 1%


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information regarding relationships and related transactions see "ITEM 11 - EXECUTIVE COMPENSATION - Employment Agreements with Executive Officers" and "ITEM 11 - EXECUTIVE COMPENSATION - Compensation Committee Interlocks and Related Transactions."


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

            Exhibit 3.2 & 4.2 -     By-Laws of the Registrant (incorporated
                                    herein by reference to the Registrant's
                                    Report on Form 10-Q for the quarter June
                                    30, 1993).

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
                                    Agreement, dated as of November 30,
                                    1992, between the Registrant and
                                    Pameco Holdings, Inc. (incorporated
                                    herein by reference to Exhibit 4.12
                                    of the Registrant's Report on Form
                                    10-K for the year ended December 31,
                                    1992).

      Exhibit 4.13            -     Nomination Agreement, dated as of
                                    December 15, 1992, among the
                                    Registrant and the Investors listed
                                    therein (incorporated herein by
                                    reference to Exhibit 4.13 of the
                                    Registrant's Report on Form 10-K for
                                    the year ended December 31, 1992).

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

                                    Registrant's Report on Form 10-K for
                                    the year ended December 31, 1992).

      Exhibit 4.18            -     Stock Pledge Agreement (S.K. Wellman
                                    S.p.A.), dated as of January 15,
                                    1993 between The S.K. Wellman Corp.
                                    and Barclays Business Credit, Inc.
                                    (incorporated herein by reference to
                                    Exhibit 4.18 of the Registrant's
                                    Report on Form 10-K for the year
                                    ended December 31, 1992).

      Exhibit 4.19            -     Stock Pledge Agreement (S.K. Wellman
                                    S.p.A.), dated as of January 15,
                                    1993, between S.K. Wellman Limited,
                                    Inc. and Barclays Business Credit.
                                    Inc. (incorporated herein by
                                    reference to Exhibit 4.19 of the
                                    Registrant's Report on Form 10-K for
                                    the year ended December 31, 1992).

      Exhibit 4.20            -     Stock Pledge Agreement (The S.K.
                                    Wellman Company of Canada Limited),
                                    dated as of January 15, 1993,
                                    between The S.K. Wellman Corp. and
                                    Barclays Business Credit, Inc.
                                    (incorporated herein by reference to
                                    Exhibit 4.20 of the Registrant's
                                    Report on Form 10-K for the year
                                    ended December 31, 1992).

      Exhibit 4.21            -     Patent Collateral Assignment and
                                    Security Agreement, dated as of
                                    January 15, 1993, between The S.K.
                                    Wellman Corp. and Barclays Business
                                    Credit. Inc. (incorporated herein by
                                    reference to Exhibit 4.21 of the
                                    Registrant's Report on Form 10-K for
                                    the year ended December 31, 1992).

      Exhibit 4.22            -     Trademark Security Agreement, dated
                                    as of January 15, 1993, between The
                                    S.K. Wellman Corp. and Barclays
                                    Business Credit, Inc. (incorporated
                                    herein by reference to Exhibit 4.22
                                    of the Registrant's Report on Form
                                    10-K for the year ended December 31,
                                    1992).

      Exhibit 4.23            -     Exchange Agreement dated as of April
                                    2, 1993 among MLX Corp. and the
                                    Bondholders listed therein.

      Exhibit 4.24*           -     First Consolidated Amendment to Loan
                                    and Security Agreement, dated as of
                                    November 16, 1994, between S.K.
                                    Wellman Limited, Inc. and Barclays
                                    Business Credit, Inc.

      Exhibit 10.1#           -     Employment Agreement dated February
                                    10, 1991, between the Registrant and
                                    Brian R. Esher (incorporated herein
                                    by reference to Exhibit 10.1 to the
                                    Registrant's Report on Form 10-K for
                                    the fiscal year ended December 31,
                                    1990).

      Exhibit 10.2#           -     First Amendment to Employment
                                    Agreement, dated as of March 19,
                                    1992, between the Registrant and
                                    Brian Esher.

      Exhibit 10.3            -     Severance/Consulting Agreement dated
                                    January 14, 1991, between the
                                    Registrant and William P. Panny
                                    (incorporated herein by reference to
                                    Exhibit 10.3 to the Registrant's
                                    Report on Form 10-K for the fiscal
                                    year ended December 31, 1990).

      Exhibit 10.4            -     Purchase Agreement, dated as of
                                    March 19, 1992, among the
                                    Registrant, Pameco Holdings, Inc.,
                                    and Pameco Corporation incorporated
                                    herein by reference to Exhibit 21 of
                                    Registrant's current Report on Form
                                    8-K dated April 10, 1992).

      Exhibit 10.5#           -     MLX Corp. Stock Option Plan, dated
                                    as of December 29, 1989
                                    (incorporated herein by reference to
                                    Exhibit 10.5 of Registrant's Report
                                    on Form 10-K for the year ended
                                    December 31, 1992).

      Exhibit 10.6#           -     Senior Management Discretionary
                                    Bonus Plan, dated as of January 21,
                                    1992 (incorporated herein by
                                    reference to Exhibit 10.6 of the
                                    Registrant's Report on Form 10-K for
                                    the year ended December 31, 1992).

      Exhibit 10.7#           -     Second Amendment to Employment
                                    Agreement, dated as of January 1,
                                    1994, between the Registrant and
                                    Brian Esher.

      Exhibit 13*             -     1994 Annual Report to Shareholders of the
                                    Registrant.  With the exception of
                                    information expressly incorporated herein by reference, the 1994 Annual Report is not deemed to be filed with the Commission.

      Exhibit 21              -     Subsidiaries of the Registrant
                                    (incorporated herein by reference to
                                    Exhibit 22 of Registrant's Report on Form
                                    10-K for the year ended December 31,
                                    1992).

      Exhibit 24*             -     Consent of Independent Accountants.

      Exhibit 27*             -     Financial Data Schedule.

               * Filed with this Report on Form 10-K
               # Management compensatory plan or arrangement

               (b)      Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1994.

                                              SIGNATURES


     Pursuant to the requirements of Section 12(g) of the Securities
Exchange Act of 1934 and Rule 12b-15 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MLX CORP.


Date: April 28, 1995.              By: /s/ Thomas C. Waggoner
                                      -----------------------------
                                      Thomas C. Waggoner
                                      Vice President & Chief Financial Officer

                                             EXHIBIT INDEX
                                             -------------

                  Exhibit No.           Description of Exhibit
                  ----------            -----------------------

                      27                Financial Data Schedule