Form 10-Q
period 1995-03-31
MLX CORP /MI
filed 1995-05-12
CIK 64247

CONFORMED
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarter ended March 31, 1995   Commission File Number I-4795

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

The number of shares outstanding of the Registrant's Common Stock, par value $.01, as of the close of business on March 31, 1995 was 2,539,550.


PART I - FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MLX Corp. and Subsidiaries


                                                 March 31          December 31
                                                   1995                1994

ASSETS

Current Assets
   Cash and cash equivalents                      $   646            $ 1,087
   Accounts receivable, net                        10,401              9,638
   Inventories:
       Raw materials and work-in-process            7,296              7,328
       Manufactured goods                           1,936              2,353
          Total inventories                         9,232              9,681
   Prepaid expenses                                   979                958
          Total Current Assets                     21,258             21,364

Property, Plant & Equipment, net                   13,401             13,362

Intangible Assets, net                              2,155              2,288

Other Assets                                          509                510

TOTAL ASSETS                                      $37,323            $37,524


CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MLX Corp. and Subsidiaries


                                                   March 31         December 31
                                                     1995              1994

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable                               $ 4,630             $ 4,629
    Accrued compensation and benefits                2,047               2,965
    Other accrued liabilities and expenses           1,754               1,630
    Accrued taxes                                      819                 815
    Dividends payable on Series A Preferred Stock      241                 212
    Current portion of debt                            183                 205
        Total Current Liabilities                    9,674              10,456

Long-Term Debt                                      13,432              13,960

Other Long-Term Liabilities                          2,377               2,379

Shareholders' Equity
    Preferred stock, no par value -
      authorized 1,500,000 shares,
      none outstanding                                   -                   -
    Preferred stock, Series A, $30 par value -
      authorized 500,000 shares,
      264,000 shares outstanding                     7,324               7,265
    Common stock, $.01 par value -
      authorized 38,500,000 shares,
      2,540,000 shares outstanding                      25                  25
    Capital in excess of par value                  62,352              61,874
    Retained earnings deficit since
      December 31, 1984                            (56,438)            (57,147)

                                                    13,263              12,017
    Less other equity adjustments                   (1,423)             (1,288)
      Total Shareholders' Equity                    11,840              10,729

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $37,323             $37,524


Dollars in thousands
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
MLX Corp. and Subsidiaries



                                                               For the Quarter Ended
                                                             1995                1994
Net Sales                                                  $18,002             $14,995

Costs and Expenses:
     Costs of products sold                                 13,902              11,244
     Selling, general and administrative expenses            1,825               1,773
     Amortization of goodwill and organization costs            57                  57
                                                            15,784              13,074

Operating Earnings                                           2,218               1,921

Other Income (Expense):
     Interest expense                                         (384)               (382)
     Other income (expense)                                    (53)                113

Earnings before Income Taxes                                 1,781               1,652

Provision for Income Taxes:
     Federal income taxes due and payable                      (30)                (30)
     Charge in lieu of federal income taxes                   (492)               (400)
     Foreign, state and local income taxes                    (265)               (176)

Net Earnings                                                   994               1,046

     Dividends and accretion on preferred stock               (300)               (246)

Earnings applicable to common stock                        $   694            $    800

Earnings per Share                                         $  0.27            $   0.31

Average Outstanding Common Shares and Dilutive Options       2,574               2,614

Dollars in thousands (except per share data)
See notes to consolidated financial statements


CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
MLX Corp. and Subsidiaries



                                                                                                       For the Quarter Ended
                                                                                                              March 31
                                                                                                        1995           1994

Cash Flows From Operating Activities:
Net Earnings                                                                                           $  994         $1,046
     Adjustments to reconcile earnings to net cash provided by (used in) operating activities:
          Charge in lieu of federal income taxes                                                          492            400
          Depreciation and amortization                                                                   589            558
          Change in operating assets and liabilities:
              Accounts receivable                                                                        (763)          (724)
              Inventories and prepaid expenses                                                            428         (1,206)
              Accounts payable and accrued expenses                                                      (782)            39
              Other                                                                                       (39)          (428)

Net cash provided by (used in) operating activities                                                       919           (315)

Cash Flows From Investing Activities:
     Purchase of property, plant and equipment                                                           (620)          (372)

Net cash used in investing activities                                                                    (620)          (372)

Cash Flows From Financing Activities:
     Net proceeds under revolving credit agreement                                                       (528)         1,487
     Payments of dividends on Series A Preferred Stock                                                   (212)          (638)

Net cash provided by (used in) financing activities                                                      (740)           849

Net increase (decrease) in cash and cash equivalents                                                     (441)           162

Cash and cash equivalents at January 1                                                                  1,087            985

Cash and cash equivalents at March 31                                                                 $   646        $ 1,147

Supplemental Cash Flow Disclosure:
     Federal taxes paid on income                                                                     $     0        $    90
     Interest paid on debt obligations                                                                $   338        $   339


Dollars in thousands
See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MLX Corp. and Subsidiaries

The Consolidated Financial Statements have been prepared by the Registrant without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations. These financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

In the opinion of the Registrant, the accompanying Consolidated Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995 and December 31, 1994, and the results of operations and cash flows for the quarters ended March 31, 1995 and 1994.

Note A - Income Taxes

At January 1, 1995, the Registrant had available net operating loss carry forwards of approximately $337 million which are available to offset future taxable income for federal income tax purposes. Accordingly, the Company has federal tax liability only for Alternative Minimum Tax amounts and the charge in lieu of federal income taxes included in the statements of operations for the quarters ended March 31, 1994 and 1995 is not accruable or payable. The following table illustrates the effect of this pro forma charge on the Company's earnings applicable to common stock and earnings per share for the respective quarter (in thousands, except per share data).

                                                       March 31
                                                  1995          1994

Earnings applicable to common shareholders       $  694        $  800

Charge in lieu of federal income taxes
   which are not accruable or payable               492           400

Total                                            $1,186        $1,200

Total Earnings per share                         $  .46        $  .46

NOTE B - PROPOSED SALE OF S.K. WELLMAN

On April 10, 1995 the Company entered into a stock purchase agreement (the Agreement) with The Hawk Group of Companies, Inc. for the sale of all the common stock of S.K. Wellman for $60 million, which includes certain amounts related to the repayment or assumption of debt and capital leases by the purchaser. The sale is subject to the majority vote of the common shareholders of MLX Corp. and will be voted on at the annual meeting of such shareholders expected to be held in late June, 1995. The Company's Board of Directors has recommended approval of the proposed sale and has received a fairness opinion from Donaldson, Lufkin & Jenrette Securities Corporation to the effect that the consideration to be received by the Company in the transaction is fair to the Company from a financial point of view.

If the transaction is approved by the MLX shareholders and consummated thereafter, the Company's investment in Wellman will be exchanged for cash, and the assets and liabilities of S.K. Wellman will cease to be a part of the consolidated financial statements of MLX. The following table shows the unaudited pro forma effect of this transaction on the historical balance sheet of the Company at March 31, 1995 as if such a transaction, including expenses and income taxes associated with the sale, had occurred on that date (in thousands):

                               Historical                                        Pro Forma
                               Balance Sheet     Disposition of    Other         Balance Sheet
                               March 31, 1995    S.K. Wellman      Adjustments   March 31, 1995

Cash                              $   646          $ 44,756         $(10,267)      $ 35,135
Other current assets               20,612           (20,612)
Property, plant and
   equipment                       13,401           (13,397)                              4
Intangible assets                   2,155            (2,155)
Other assets - escrow fund                            4,000                           4,000
Other assets                          509              (509)
                                  $37,323           $12,083         $(10,267)      $ 39,139

Current liabilities                $9,674           $(6,611)        $   (285)      $  2,778
Long-term debt                     13,432           (10,957)          (2,475)
Other long-term liabilities         2,377            (2,377)
Shareholders' equity               11,840            32,028           (7,507)        36,361
                                  $37,323           $12,083         $(10,267)       $39,139

All of the Company's revenues are attributable to the Wellman business. In addition, Wellman had earnings before income taxes of $2.1 million for the quarter ended March 31, 1995.

The Agreement contains certain representations and warranties made by the Company with respect to matters such as environmental status, income tax compliance, etc. In this connection, an escrow fund totaling $4 million of the proceeds will be deposited with a trustee bank for a period of 15 months following the transaction to fund any claim against such representations and warranties. The Company's total liability under such representation and warranties is limited to $5 million. MLX will also be required to deposit with the trustee bank 85% of MLX's estimate of certain tax liabilities that may arise from the sale. Such amount has not been determined and accordingly, has not been reflected above in the escrow fund balance.

In connection with the sale, the Company plans to repay its Zero Coupon Bonds and Variable Rate Subordinated Notes and redeem its Series A Preferred Stock including accrued interest and dividends. These repayments, redemptions and adjustments relating thereto are reflected in the above pro forma balance sheet.

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

Operations: For the quarter ended March 31, 1995, net sales of the Registrant were $18.0 million and operating earnings were $2.2 million. Comparatively, the Registrant recorded net sales of $15.0 million and operating earnings of $1.9 million in the first three months of 1994. The increase in sales is due to higher demand by domestic original equipment manufacturers and overseas customers of the Registrant's Italian facility and higher domestic sales of aircraft components.

Gross margins for the first quarter of 1995 were 22.8% compared to 25.0% in 1994. The decrease in margin percentage resulted from increases in raw material commodity prices (principally steel), strategic price concessions and outsourcing due to capacity restraints.

Selling, general and administrative expenses were $1.83 millionin the first quarter of 1995 compared to $1.77 million for the first quarter of 1994. This increase of $52 thousand is due generally to higher occupancy and selling expenses.

Interest expense for the quarter ended March 31, 1995 was $384,000 compared to $382,000 for the comparable quarter in 1994. This resulted from lower overall borrowing levels, which were offset by the impact of higher interest rates linked to the prime rate.

Liquidity and Capital Resources: At March 31, 1995, the Registrant's consolidated working capital amounted to $11.7 million compared to $11.4 million at December 31, 1994. The 1995 working capital balance included higher trade receivables due to increasing sales and higher trade accounts payable resulting from higher production requirements.

The Registrant had available unused revolving lines of credit of an additional $3.4 million at March 31, 1995. In addition, the Company has a capital expenditure line with a maximum borrowing limit of $2.0 million during the two year period ending January 14, 1997. At March 31, 1995, the Company had borrowed an aggregate of $450 thousand under this line.

The Registrant believes that its current financial resources and anticipated cash flows from operations are adequate to meet its projected operating needs in 1995, as the Company presently exists.

Proposed Sale of S.K. Wellman:

On April 10, 1995, the Company entered into an agreement for the purchase and sale of all of the capital stock of S.K. Wellman Limited, Inc. for an aggregate purchase price of $60 million, which includes certain amounts related to the repayment or assumption of debt and capital leases by the purchaser. Net cash proceeds to the Company are estimated to be approximately $48.8 million after such adjustments and estimated transaction expenses. The Company further plans, in connection with the proposed sale, to repay its outstanding Zero Coupon Bonds and Variable Rate Subordinated Notes and redeem its Series A Preferred Stock including any accrued interest and dividends. After these repayments, the transaction is expected to net approximately $36 million in cash to the Company. The Company's plans and intentions following the consummation of the sale are set forth in the Proxy Statement pertaining to the 1995 annual meeting of shareholders.


PART II - OTHER INFORMATION

Item 1.              Legal Proceedings

                     None.

Item 2.              Changes in Securities

                     None.

Item 3.              Defaults Upon Senior Securities

                     None.

Item 4.              Submission of Matters to a Vote of Security
                     Holders

                     None.

Item 5.              Other Information
                     None.

Item 6.              Exhibits and Reports on Form 8-K

                     (a)  Exhibit 2.18 -     Agreement for purchase
                                             and sale of the
                                             capital stock   of
                                             S.K. Wellman Ltd, Inc.
                                             dated April 10, 1995
                                             (incorporated herein
                                             by reference to the
                                             Registrant's Proxy
                                             Statement filed with
                                             the commission for the
                                             1995 annual meeting of
                                             the Registrant's
                                             shareholders).

                          Exhibit 27* -      Financial Data
                                             Schedule

                     (b)  Reports:           NONE



* Filed with this report.



SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused the Report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:        May 5, 1995                           MLX Corp.
                                        (Registrant)

By:    /s/ BRIAN R. ESHER               By: /s/THOMAS C. WAGGONER
       Brian R. Esher                       Thomas C. Waggoner
       Chief Executive Officer              Chief Financial Officer
       (Duly Authorized Officer)            (Principal Financial
                                            Officer)