Form 10-K/A
period 1994-12-31
MLX CORP /MI
filed 1995-06-02
CIK 64247

Securities And Exchange Commission
                             Washington, D.C. 20549

                                 FORM 10-K/A #2

     Amendment No. 2 to Annual Report Pursuant to Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1994

                         Commission file number I-4795


               Transition Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                                    MLX Corp.
             (Exact name of registrant as specified in its charter)

                   Georgia                          38-0811650
             (State or other jurisdiction of     (I.R.S. Employer
             incorporation or organization)     Identification No.)

               1000 Center Place, Norcross GA          30093
              (Address of principal executive       (Zip Code)
                          offices)
Registrant's telephone number, including area code: (404) 798-0677

Securities registered pursuant to Section 12(b) of the Act:  none

Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $.01 par value
                             (Title of class)

                     ITEM 14 OF THE FORM 10-K/A OF THE
                  REGISTRANT AS FILED WITH THE COMMISSION
           ON APRIL 28, 1995 IS DELETED IN ITS ENTIRETY AND THE
                   FOLLOWING IS INSERTED IN LIEU THEREOF:



                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K.

 (a)     Documents Filed as part of the Report.

    (1) The following consolidated financial statements of the Registrant and its subsidiaries, included in its 1994
          Annual Report to Shareholders, are incorporated in Item 8 of the Form 10-K by reference:

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

          Exhibit 4.4 & 9.2   -    Amendment No. 1 dated October 26,
                                   1987 to the Voting Trust
                                   Agreement dated December 11, 1984
                                   (incorporated herein by reference
                                   to the Registrant's Report on
                                   Form 10-K for the fiscal year
                                   ended December 31, 1991).
          Exhibit 4.5 & 9.3   -    Amendment No. 2, dated April 2,
                                   1991, to the Voting Trust
                                   Agreement dated December 11, 1984
                                   (incorporated herein by reference
                                   to Exhibit 4.3 to the
                                   Registrant's Report on Form 10-K
                                   for the fiscal year ended
                                   December 31, 1991).

          Exhibit 4.6    -         Restricted Transfer Trust
                                   Agreement dated October 10, 1986
                                   (incorporated herein by reference
                                   to Exhibit 4.3 to the
                                   Registrant's Report on Form 10-K
                                   for the fiscal year ended
                                   December 31, 1991).

          Exhibit 4.7    -         Amendment No. 1 dated October 26,
                                   1987 to the Restricted Transfer
                                   Trust Agreement dated October 10,
                                   1986 (incorporated herein by
                                   reference to Exhibit 4.3 to the
                                   Registrant's Report on Form 10-K
                                   for the fiscal year ended
                                   December 31, 1991).

          Exhibit 4.8    -         Amendment No. 2 dated June 4,
                                   1990, to the Restricted Transfer
                                   Trust Agreement dated October 10,
                                   1986 (incorporated herein by
                                   reference to Exhibit 4.3 to the
                                   Registrant's Report on Form 10-K
                                   for the fiscal year ended
                                   December 31, 1991).

          Exhibit 4.9    -         MLX Exchange Agreement dated as
                                   of April 13, 1990, as amended and
                                   restated as of March 19, 1992, as
                                   amended and restated as of April
                                   21, 1993, among the Registrant,
                                   the Lenders listed therein, and
                                   Morgan Guaranty Trust Company of
                                   New York, as Bond Agent.

          Exhibit 4.10   -         MLX Limited Guarantee, dated as
                                   of March 19, 1992 (incorporated
                                   herein by reference to Exhibit
                                   2.17 to the Registrant's Current
                                   Report on Form 8-K, dated April
                                   10, 1992).

          Exhibit 4.11   -         Management Services Agreement,
                                   dated as of March 19, 1992,
                                   between the Registrant and Pameco
                                   Holdings, Inc. (incorporated
                                   herein by reference to Exhibit
                                   2.16 of the Registrant's Current
                                   Report on Form 8-K, dated April
                                   10, 1992).

          Exhibit 4.12   -         Amendment to Management Services
                                   Agreement, dated as of November
                                   30, 1992, between the Registrant
                                   and Pameco Holdings, Inc.
                                   (incorporated herein by reference
                                   to Exhibit 4.12 of the
                                   Registrant's Report on Form 10-K
                                   for the year ended December 31,
                                   1992).

          Exhibit 4.13   -         Nomination Agreement, dated as of
                                   December 15, 1992, among the
                                   Registrant and the Investors
                                   listed therein (incorporated
                                   herein by reference to Exhibit
                                   4.13 of the Registrant's Report
                                   on Form 10-K for the year ended
                                   December 31, 1992).

          Exhibit 4.14   -         Exchange Agreement, dated as of
                                   January 15, 1993, among MLX Corp.
                                   and the Investors listed therein
                                   (incorporated herein by reference
                                   to Exhibit 4.14 of Registrant's
                                   Report on Form 10-K for the year
                                   ended December 31, 1992).

          Exhibit 4.15   -         Loan and Security Agreement,
                                   dated as of January 15, 1993,
                                   between S.K. Wellman Limited,
                                   Inc. and Barclays Business
                                   Credit, Inc. (incorporated herein
                                   by reference to Exhibit 4.15 of
                                   Registrant's Report on Form 10-K
                                   for the year ended December 31,
                                   1992).

          Exhibit 4.16   -         First Amendment to Loan and
                                   Security Agreement, dated as of
                                   February 19, 1993, between S.K.
                                   Wellman Limited, Inc. and
                                   Barclays Business Credit, Inc.
                                   (incorporated herein by reference
                                   to Exhibit 4.16 of Registrant's
                                   Report on Form 10-K for the year
                                   ended December 31, 1992).

          Exhibit 4.17   -         Second Amendment to Loan and
                                   Security Agreement, dated as of
                                   March 15, 1993, between S.K.
                                   Wellman Limited, Inc. and
                                   Barclays Business Credit, Inc.
                                   (incorporated herein by reference
                                   to Exhibit 4.17 of Registrant's
                                   Report on Form 10-K for the year
                                   ended December 31, 1992).

          Exhibit 4.18   -         Stock Pledge Agreement (S.K.
                                   Wellman S.p.A.), dated as of
                                   January 15, 1993 between The S.K.
                                   Wellman Corp. and Barclays
                                   Business Credit, Inc.
                                   (incorporated herein by reference
                                   to Exhibit 4.18 of the
                                   Registrant's Report on Form 10-K
                                   for the year ended December 31,
                                   1992).

          Exhibit 4.19   -         Stock Pledge Agreement (S.K.
                                   Wellman S.p.A.), dated as of
                                   January 15, 1993, between S.K.
                                   Wellman Limited, Inc. and
                                   Barclays Business Credit. Inc.
                                   (incorporated herein by reference
                                   to Exhibit 4.19 of the
                                   Registrant's Report on Form 10-K
                                   for the year ended December 31,
                                   1992).

          Exhibit 4.20   -         Stock Pledge Agreement (The S.K.
                                   Wellman Company of Canada
                                   Limited), dated as of January 15,
                                   1993, between The S.K. Wellman
                                   Corp. and Barclays Business
                                   Credit, Inc. (incorporated herein
                                   by reference to Exhibit 4.20 of
                                   the Registrant's Report on Form
                                   10-K for the year ended December
                                   31, 1992).

          Exhibit 4.21   -         Patent Collateral Assignment and
                                   Security Agreement, dated as of
                                   January 15, 1993, between The
                                   S.K. Wellman Corp. and Barclays
                                   Business Credit. Inc.
                                   (incorporated herein by reference
                                   to Exhibit 4.21 of the
                                   Registrant's Report on Form 10-K
                                   for the year ended December 31,
                                   1992).

          Exhibit 4.22   -         Trademark Security Agreement,
                                   dated as of January 15, 1993,
                                   between The S.K. Wellman Corp.
                                   and Barclays Business Credit,
                                   Inc. (incorporated herein by
                                   reference to Exhibit 4.22 of the
                                   Registrant's Report on Form 10-K
                                   for the year ended December 31,
                                   1992).

          Exhibit 4.23   -         Exchange Agreement dated as of
                                   April 2, 1993 among MLX Corp. and
                                   the Bondholders listed therein.

          Exhibit 4.24*  -         First Consolidated Amendment to
                                   Loan and Security Agreement,
                                   dated as of November 16, 1994,
                                   between S.K. Wellman Limited,
                                   Inc. and Barclays Business
                                   Credit, Inc.

          Exhibit 10.1#  -         Employment Agreement dated
                                   February 10, 1991, between the
                                   Registrant and Brian R. Esher
                                   (incorporated herein by reference
                                   to Exhibit 10.1 to the
                                   Registrant's Report on Form 10-K
                                   for the fiscal year ended
                                   December 31, 1990).

          Exhibit 10.2#  -         First Amendment to Employment
                                   Agreement, dated as of March 19,
                                   1992, between the Registrant and
                                   Brian Esher.

          Exhibit 10.3   -         Severance/Consulting Agreement
                                   dated January 14, 1991, between
                                   the Registrant and William P.
                                   Panny (incorporated herein by
                                   reference to Exhibit 10.3 to the
                                   Registrant's Report on Form 10-K
                                   for the fiscal year ended
                                   December 31, 1990).

          Exhibit 10.4   -         Purchase Agreement, dated as of
                                   March 19, 1992, among the
                                   Registrant, Pameco Holdings,
                                   Inc., and Pameco Corporation
                                   incorporated herein by reference
                                   to Exhibit 21 of Registrant's
                                   current Report on Form 8-K dated
                                   April 10, 1992).

         Exhibit 10.5#   -         MLX Corp. Stock Option Plan,
                                   dated as of December 29, 1989
                                   (incorporated herein by reference
                                   to Exhibit 10.5 of Registrant's
                                   Report on Form 10-K for the year
                                   ended December 31, 1992).

         Exhibit 10.6#   -         Senior Management Discretionary
                                   Bonus Plan, dated as of January
                                   21, 1992 (incorporated herein by
                                   reference to Exhibit 10.6 of the
                                   Registrant's Report on Form 10-K
                                   for the year ended December 31,
                                   1992).

         Exhibit 10.7#   -         Second Amendment to Employment
                                   Agreement, dated as of January 1,
                                   1994, between the Registrant and
                                   Brian Esher.

         Exhibit 13*     -         1994 Annual Report to
                                   Shareholders of the Registrant.
                                   With the exception of information
                                   expressly incorporated herein by
                                   reference, the 1994Annual Report
                                   is not deemed to be filed with
                                   the Commission.

         Exhibit 21      -         Subsidiaries of the Registrant
                                   (incorporated herein by reference
                                   to Exhibit 22 of Registrant's
                                   Report on Form 10-K for the year
                                   ended December 31, 1992).

         Exhibit 23*     -         Consent of Independent
                                   Accountants.

         Exhibit 27*     -         Financial Data Schedule.

         Exhibit 99.1*   -         Opinion of Independent Accountants

              * Filed with this Report on Form 10-K/A
              # Management compensatory plan or arrangement

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

                              MLX CORP.


Date: June 1, 1995.                By: /s/ Thomas C. Waggoner

                                       Thomas C. Waggoner
                                       Vice President & Chief
                                       Financial Officer

                               Exhibit Index


Exhibit No.              Description of Exhibit           Page
  13                      1994 Annual Report to
                           Shareholders of the
                             Registrant

  23                Consent of Independent Accountants

 99.1               Opinion of Independent Accountants