Form 10-Q
period 1995-06-30
MLX CORP /MI
filed 1995-08-14
CIK 64247

CONFORMED
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarter ended June 30, 1995
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

                                             (404)798-0677


Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes XX No__

The number of shares outstanding of the Registrant's Common Stock, par value $.01, as of the close of business on June 30, 1995 was 2,578,950.


PART I - FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MLX Corp. and Subsidiaries



                                          June 30      December 31
                                            1995          1994

ASSETS

Current Assets
         Cash and cash equivalents       $    523          $    640
         Short-term investments            33,719                 -
         Prepaid expenses                       5                 -


                   Total Current Assets    34,247               640

Equipment, net                                  6                 1

Escrow Funds                                5,250                 -

Net Assets Held for Disposal                    -            13,232

Other Assets                                    -                 1

TOTAL ASSETS                              $39,503           $13,874


CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MLX Corp. and Subsidiaries
                                                                                                        June 30          December 31
                                                                                                          1995               1994
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
            Accounts payable                                                                           $   300             $    14
            Accrued compensation and benefits                                                              159                 201
            Other accrued liabilities and expenses                                                         132                 207
            Accrued taxes                                                                                1,654                  47
            Dividends payable on Series A Preferred Stock                                                    -                 212
                             Total Current Liabilities                                                   2,245                 681

Long-Term Debt                                                                                               -               2,464

Other Long-Term Liabilities                                                                              1,945                   -

Shareholders' Equity
            Preferred stock, Series A, $30 par value - authorized 500,000 shares,
              none outstanding in 1995 and 264,000 shares outstanding in 1994                                -               7,265
            Common stock, $.01 par value - authorized 38,500,000 shares,
              2,579,000 shares outstanding in 1995 and 2,540,000 shares outstanding in 1994                 25                  25
            Capital in excess of par value                                                              72,590              61,874
            Retained earnings deficit since December 31, 1984                                          (37,302)            (57,147)
                                                                                                        35,313              12,017
            Less other equity adjustments                                                                    -              (1,288)
                      Total Shareholders' Equity                                                        35,313              10,729

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                             $39,503             $13,874

Dollars in thousands
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
MLX Corp. and Subsidiaries



                                                                                                        For the Six Months Ended
                                                                                                                  June 30
                                                                                                        1995                 1994
Net Sale                                                                                             $     -                 $    -

Costs and Expenses:
            Costs of products sold                                                                         -                      -
            General and administrative expenses                                                          463                    522
            Other expense                                                                                 97                     87

Loss Before Income Taxes, Discontinued Operations and Extraordinary Item                                (560)                  (609)

Federal Income Tax Benefit                                                                               190                    207

Loss before Discontinued Operations and Extraordinary Item                                              (370)                  (402)

Discontinued Operations:
            Earnings from operations (net of tax of $1,928 in 1995 and $1,380 in 199                   2,507                  2,241
            Gain on disposal of business (net of tax of $13,311)                                      18,086                      -
Earnings from Discontinued Operations                                                                 20,593                  2,241

Extraordinary Gain on Early Retirement of Debt (net of tax of $140)                                      272                      -

Net Earnings                                                                                          20,495                  1,839
            Dividends and accretion on preferred stock                                                  (652)                  (495)

Earnings Applicable to Common Stock                                                                  $19,843                 $1,344

Earnings per Share:
            Loss from continuing operations (net of dividends and
                accretion on preferred stock)                                                        $ (0.39)                $(0.34)
            Discontinued operations:
                Earnings from operations                                                                0.96                   0.85
                Gain on disposal of business                                                            6.88                      -
            Extraordinary gain on early retirement of debt                                              0.10                      -
            Earnings applicable to common stock                                                     $   7.55                 $ 0.51

Average Outstanding Common Shares and Dilutive Options                                                 2,629                  2,619

Dollars in thousands (except per share data)
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
MLX Corp. and Subsidiaries
                                                                                                          For the Quarter Ended
                                                                                                                 June 30
                                                                                                     1995                     1994

Net Sales                                                                                           $     -                 $     -

Costs and Expenses:
            Costs of products sold                                                                        -                       -
            General and administrative expenses                                                         263                     283
            Other expense                                                                                49                      44

Loss Before Income Taxes, Discontinued Operations and Extraordinary Item                               (312)                   (327)

Federal Income Tax Benefit                                                                               106                    111

Loss before Discontinued Operations and Extraordinary Item                                             (206)                   (216)

Discontinued Operations:
            Earnings from operations (net of tax of $1,057 in 1995 and $678 in 1994)                  1,349                   1,008
            Gain on disposal of business (net of tax of $13,311)                                     18,086                       -
Earnings from Discontinued Operations                                                                19,435                   1,008

Extraordinary Gain on Early Retirement of Debt (net of tax of $140)                                     272                       -

Net Earnings                                                                                         19,501                     792

            Dividends and accretion on preferred stock                                                 (352)                   (249)

Earnings Applicable to Common Stock                                                                 $19,149                  $  543

Earnings per Share:
            Loss from continuing operations (net of dividends and
                accretion on preferred stock)                                                       $ (0.21)                 $(0.18)
            Discontinued operations:
                Earnings from operations                                                               0.50                    0.39
                Gain on disposal of business                                                           6.74                       -
            Extraordinary gain on early retirement of debt                                             0.10                       -
            Earnings applicable to common stock                                                     $  7.13                  $ 0.21

Average Outstanding Common Shares and Dilutive Options                                                2,685                   2,625

Dollars in thousands (except per share data)
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
MLX Corp. and Subsidiaries

                                                                                                      For the Six Months Ended
                                                                                                               June 30
                                                                                                      1995                    1994

Cash Flows From Operating Activities:
Loss from continuing operations (net of extraordinary gain on early retirement of debt)           $    (98)                $  (402)
            Adjustments to reconcile loss to net cash provided by operating activities:
                        Extraordinary gain on early retirement of debt                                (412)                      -
                        Federal income tax benefit                                                     (50)                   (207)
                        Depreciation                                                                     1                      10
            Change in operating assets and liabilities of continuing operations:
                        Accounts payable and accrued expenses                                         (307)                   (112)
                        Other                                                                         (202)                      -
            Net cash used in operating activities from continuing operations                        (1,068)                   (711)
            Net cash provided by operating activities from discontinued operations                   2,645                   2,464

Net cash provided by operating activities                                                            1,577                   1,753

Cash Flows From Investing Activities:
            Proceeds from sale of S.K. Wellman                                                      49,177                       -
            Redemption of Series A Preferred Stock                                                  (7,920)                      -
            Increase in escrow fund for warranties and taxes                                        (5,250)                      -
            Investing cash flows from discontinued operations                                       (1,437)                 (1,348)

Net cash provided by (used in) investing activities                                                 34,570                  (1,348)

Cash Flows From Financing Activities:
            Payments of dividends on Series A Preferred Stock                                         (506)                   (814)
            Repayment of debt                                                                       (2,076)                      -
            Other                                                                                      100                       -
            Financing cash flows from discontinued operations                                         (967)                   (144)

Net cash used in financing activities                                                               (3,449)                   (948)

Net increase (decrease) in cash and cash equivalents                                                32,698                    (553)

Cash and cash equivalents at January 1                                                               1,087                     985

Cash and cash equivalents at June 30 (including cash of
    discontinued operations of $(457) in 1995)                                                     $33,785                $    432

Supplemental Cash Flow Disclosure:
            Federal taxes paid on income                                                           $     -                $     90
            Interest paid on debt obligations                                                      $   817                $    684

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

In the opinion of the Registrant, the accompanying Consolidated Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995 and December 31, 1994, and the results of operations for the quarters and six months ended June 30, 1995 and 1994 and cash flows for the six months ended June 30, 1995 and 1994.

Note A - Income Taxes

At January 1, 1995, the Registrant had available net operating loss carry forwards of approximately $337 million which are available to offset future taxable income for federal income tax purposes. Accordingly, the Company has federal tax liability only for Alternative Minimum Tax amounts and the charge in lieu of federal income taxes included in the statements of operations for the quarters and six months ended June 30, 1995 and 1994 is not accruable or payable. The following table illustrates the effect of this pro forma charge on the Company's earnings applicable to common stock and earnings per share for the respective periods (in thousands, except per share data).

                                                 Quarter Ended June 30             Six Months Ended June 30
                                                    1995        1994                 1995           1994
Earnings applicable to common stock               $19,149      $  543              $19,843         $1,344
Charge in lieu of federal income
     taxes which is not accruable or payable       10,661         312               11,153            712
Total Earnings                                    $29,810      $  855              $30,996         $2,056
Total Earnings per share                          $ 11.10      $ 0.33              $ 11.79         $ 0.79

Note B - Sale of S.K. Wellman Subsidiary

On June 30, 1995 the Company completed the sale of its S.K. Wellman subsidiary for a purchase price of $60 million, which included certain amounts related to the repayment or assumption of debt and capital leases by the purchaser. The cash proceeds received by the Company pursuant to the transaction, less purchase price adjustments and estimated expenses, amounted to $48.9 million.

In connection with the sale of the S.K. Wellman subsidiary, the Company repaid its principal and interest obligations under the Subordinated Variable Rate Notes and Zero Coupon Bonds and redeemed its Series A Preferred Stock along with unpaid dividends. The net proceeds to the Company from the transaction after such repayments were $38.5 million.

A portion of these proceeds was used by the Company to fund an escrow account of $4 million to partially collateralize its indemnification obligations in the purchase and sale agreement. This escrow fund is expected to exist for a period of 15 months. The Company's maximum liability under the indemnification provisions in the agreement is $5 million. An additional escrow fund amounting to $1,250,000 was established at June 30, 1995 relating to certain estimated income tax obligations arising from the sale. Other Long-Term Liabilities include taxes related to this escrow fund which are estimated to be due after one year.

The transaction resulted in a gain of $31.4 million. Income taxes were provided for this gain as follows (in 000's)

Federal and State Income Taxes Due and Payable               $ 3,291
Pro-Forma Charge in Lieu of Federal Income Taxes              10,020
                                                             $13,311

The consolidated financial statements for the quarter and six months ended June 30, 1994 and the balance sheet at December 31, 1994 have been restated to report the results of operations, balance sheet and statement of cash flow for S.K. Wellman as a discontinued operation in accordance with APB Opinion 30.

The operating results of the discontinued S.K. Wellman operations for the quarter and six months ended June 30, 1995 and 1994 were as follows (in 000's)

                                                              Quarter Ended                     Six Months Ended
                                                     June 30, 1995      June 30, 1994     June 30, 1995   June 30, 1994

       Net Sales                                         $16,194            $15,405           $34,916         $30,400
       Income from operations before  income taxes       $ 2,406            $ 1,686           $ 4,435         $ 3,621
       Income taxes                                        1,057                678             1,928           1,380
       Income from discontinued operation                $ 1,349            $ 1,008           $ 2,507         $ 2,241

Note C - Gain on Early Retirement of Debt

In connection with the sale of the S.K. Wellman subsidiary (see Note
B), the Company retired Zero Coupon Bonds and Variable Rate Subordinated Notes with a carrying value of $2.5 million for cash payments totaling $2.1 million. The resulting net gain on early retirement of debt (net of a pro-forma charge in lieu of federal income taxes of $140,000) has been reported as an extraordinary item.

Also on June 30, 1995 the Company redeemed all its outstanding shares of Series A Preferred Stock for cash payments totaling $7.9 million, the contractual redemption value. The difference between this redemption amount and the carrying value of $7.4 million was charged to Capital in Excess of Par Value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Basis of Discussion: The accompanying financial statements report the financial condition and results of operations of the S.K. Wellman subsidiary as a discontinued operation. Accordingly the results of operations of Wellman for the periods presented are excluded from income/(loss) from operations. The gain on the disposal of the Wellman subsidiary is reported as a gain from the disposal of a discontinued business.

The discussion below addresses the operations and financial condition of the Registrant only. After the disposal of Wellman, the Registrant has no recurring revenues or operating subsidiaries. In the short-term, the Company intends to invest the proceeds of the Wellman transaction in investment grade short-term marketable debt securities. Courses of action being considered for the future by the Company include (a) utilizing a portion of the proceeds to support the issuance of a series of structured preferred securities and (b) pursuing the acquisition of new businesses. No agreements have been entered into with respect to either of these courses of action.

Operations: The general and administrative expenses of the Registrant are incurred for compensation, occupancy, shareholder costs (such as printing, distribution and stock transfer fees) and legal and professional matters. The sale of the Wellman subsidiary is not expected to materially alter the level of these expenses incurred by the Registrant.

In connection with the disposal of Wellman, the Company's Zero Coupon Bonds and Variable Rate Subordinated Notes with a carrying value of $2.5 million were repaid with cash payments amounting to $2.1 million. The net gain resulting from this early retirement of debt is reported in the quarter and six months ended June 30, 1995 as an extraordinary item. No such repayment occurred in the comparable earlier periods.

Dividends and accretion on Series A Preferred Stock (redeemed on June 30, 1995) for the quarter and six months ended June 30, 1995 exceeded such charges for the quarter and six months ended June 30, 1994 due to the increasing rate formula of the preferred stock and the rise in prime rate on which such formula was based.

Liquidity and Capital Resources: At June 30, 1995 the Registrant had working capital of $32.0 million, consisting principally of cash and short-term investments of $34.2 million and estimated short-term obligations for income taxes, transaction expenses and compensation of $2.1 million. The net proceeds of the Wellman transaction were invested in short-term investments at major commercial banks at June 30, 1995.

In connection with the sale of Wellman, the Company funded an escrow fund with a cash payment of $4 million to partially collateralize the indemnification obligations of the Registrant in the purchase and sale agreement. The Company's maximum liability under such indemnity provisions is $5 million. An additional escrow fund amounting to $1,250,000 was established at June 30, 1995 relating to certain estimated income tax obligations arising from the sale.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           None.

Item 2.    Changes in Securities

           None.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Shareholders was held on June 27, 1995 for the purpose of electing a Board of Directors and acting on any other proposals properly introduced. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934. All of Management's nominees for Directors as listed in the Proxy Statement were elected.

          A total of 2,565,450 shares were eligible to vote. The vote totals for the director nominees were as follows:
          Brian R. Esher 2,115,555; Willem F.P. de Vogel, 2,115,578; Alfred R. Glancey III, 2,115,627; S. Sterling McMillan III, 2,115,616; W. John Roberts, 2,115,086; J. William Uhrig, 2,115,488; and H. Whitney Wagner, 2,115,488.

          The proposal to approve the sale of the capital stock of the S.K. Wellman Limited, Inc. subsidiary was approved by the following vote:
                       Shares          Shares           Shares
                     Voted "For"   Voted "Against"   "Abstaining"
                     1,682,738         10,359           31,711

          The proposal to adopt the MLX Corp. Stock Option and Incentive Award Plan was approved by the following vote:
                       Shares           Shares          Shares
                     Voted "For"    Voted "Against"  "Abstaining"
                     1,855,216          48,207          216,401

Item 5.   Other Information

          The sale of the capital stock of the Registrant's S.K.
          Wellman Limited, Inc. subsidiary, which was approved at the Registrant's June 27, 1995 Annual Meeting of Shareholders, was consummated on June 30, 1995.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibit 27* -Financial Data Schedule

          (b)  Reports:  On Form 8-K:
               On April 12, 1995, the Registrant filed a report on Form 8-K to report the execution and delivery of an agreement to sell all of the capital stock of its S.K. Wellman Limited, Inc. subsidiary.

* Filed with this report.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused the Report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:         August 11, 1995                      MLX Corp.
                                                  (Registrant)

By: /s/ BRIAN R. ESHER       By: /s/THOMAS C. WAGGONER
    Brian R. Esher               Thomas C. Waggoner
    Chief Executive Officer      President & Chief Financial Officer
    (Duly Authorized Officer)    (Principal Financial Officer)