Form 10-Q
period 1995-09-30
MLX CORP /MI
filed 1995-11-07
CIK 64247

CONFORMED
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q

       Quarterly Report Under Section 13 or 15 (d) of the
                 Securities Exchange Act of 1934
For the Quarter ended September 30, 1995    Commission File Number I-4795

                            MLX CORP.
     (Exact name of registrant as specified in its charter)

Georgia                                                        38-0811650
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification No.)

1000 Center Place, Norcross, Georgia                                 30093
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code          (770) 798-0677


Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes XX No__

The number of shares outstanding of the Registrant's Common Stock, par value $.01, as of the close of business on September 30, 1995 was 2,607,384.



PART I - FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MLX Corp. and Subsidiaries



                                             September 30         December 31
                                                1995                 1994


ASSETS

Current Assets
         Cash and cash equivalents......      $   162              $   640
         Short-term investments.........       32,769                    -
         Prepaid expenses...............          156                    -
                   Total Current Assets.       33,087                  640

Equipment, net..........................            6                    1

Escrow Funds............................        5,424                    -

Net Assets Held for Disposal............            -               13,232

Other Assets............................            -                    1

TOTAL ASSETS............................      $38,517              $13,874


CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MLX Corp. and Subsidiaries


                                                                                            September 30         December 31
                                                                                               1995                 1994

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable.......................................................................   $   166               $   14
    Accrued compensation and benefits......................................................        38                  201
    Other accrued liabilities and expenses.................................................       127                  207
    Accrued taxes..........................................................................       590                   47
    Dividends payable on Series A Preferred Stock..........................................         -                  212
        Total Current Liabilities .........................................................       921                  681

Long-Term Debt............................................................................          -                2,464

Other Long-Term Liabilities...............................................................      1,947                    -

Shareholders' Equity
    Preferred stock, Series A, $30 par value - authorized 500,000 shares,
          none outstanding in 1995 and 264,000 shares outstanding in 1994...............            -                7,265
    Common stock, $.01 par value - authorized 38,500,000 shares,
          2,607,000 shares outstanding in 1995 and 2,540,000 shares
         outstanding in 1994..............................................................         26                   25
    Capital in excess of par value........................................................     72,758               61,874
    Retained earnings deficit since December 31, 1984.....................................    (37,135)             (57,147)
                                                                                                35,649              12,017
    Less other equity adjustments ........................................................           -              (1,288)
         Total Shareholders' Equity.......................................................      35,649              10,729

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................................................     $38,517             $13,874

Dollars in thousands
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
MLX Corp. and Subsidiaries

                                                                                                   For the Quarter Ended
                                                                                                        September 30
                                                                                                 1995                1994
Net Sales ....................................................................................  $    -              $   -

Costs and Expenses:
            Costs of products sold ...........................................................       -                  -
            General and administrative expenses ..............................................     277                127
Operating Loss................................................................................    (277)              (127)

            Other expense ....................................................................       -                (25)
            Interest income ..................................................................     543                  3
Earnings (Loss) Before Income Taxes and Discontinued Operations...............................     266               (149)

Provision for Income Taxes:
            Federal income taxes due and payable .............................................      (9)                 -
            Federal income tax benefit (Charge in lieu of federal income taxes)...............     (90)                51
Earnings (Loss) Before Discontinued Operations and Extraordinary Item.........................     167                (98)

Earnings from Discontinued Operations (net of tax of $508)....................................       -                591

Net Earnings .................................................................................     167                493
            Dividends and accretion on preferred stock........................................       -               (250)

Earnings Applicable to Common Stock...........................................................  $  167             $  243

Earnings per Share:
            Earnings (Loss) from continuing operations (net of dividends and
               accretion on preferred stock)..................................................  $ 0.06             $(0.13)
         Earnings from discontinued operations...............................................        -               0.22
         Earnings applicable to common stock.................................................   $ 0.06             $ 0.09

Average Outstanding Common Shares and Dilutive Options .......................................   2,717              2,632

Dollars in thousands (except per share data)
See notes to consolidated financial statements


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
MLX Corp. and Subsidiaries



                                                                                                 For the Nine Months Ended
                                                                                                        September 30
                                                                                                 1995                1994

Net Sales ....................................................................................  $     -             $    -

Costs and Expenses:
            Costs of products sold............................................................        -                  -
            General and administrative expenses...............................................      740                649
Operating Loss................................................................................     (740)              (649)

            Other expense.....................................................................     (115)              (119)
            Interest income...................................................................      561                 10
Earnings (Loss) Before Income Taxes, Discontinued Operations and Extraordinary Item...........     (294)              (758)

Provision for Income Taxes:
            Federal income taxes due and payable..............................................       (9)                 -
            Federal income tax benefit (Charge in lieu of federal income taxes)...............      100                258
Earnings (Loss) Before Discontinued Operations and Extraordinary Item.........................     (203)              (500)

Discontinued Operations:
            Earnings from operations (net of tax of $1,928 in 1995 and $1,889 in 1994)........    2,507              2,832
            Gain on disposal of business (net of tax of $13,311)..............................   18,086                  -
Earnings from Discontinued Operations.........................................................   20,593              2,832

Extraordinary Gain on Early Retirement of Debt (net of tax of $140)...........................      272                  -

Net Earnings .................................................................................   20,662              2,332
            Dividends and accretion on preferred stock........................................     (652)              (745)

Earnings Applicable to Common Stock...........................................................  $20,010             $1,587

Earnings per Share:
            Earnings (Loss) from continuing operations (net of dividends and
                accretion on preferred stock).................................................  $ (0.32)            $(0.48)
          Discontinued operations:
                Earnings from operations......................................................     0.94               1.08
                Gain on disposal of business..................................................     6.80                  -
            Extraordinary gain on early retirement of debt....................................     0.10                  -
            Earnings applicable to common stock...............................................  $  7.52             $ 0.60

Average Outstanding Common Shares and Dilutive Options .......................................    2,659              2,624

Dollars in thousands (except per share data)
See notes to consolidated financial statements


CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
MLX Corp. and Subsidiaries


                                                                                                For the Nine Months Ended
                                                                                                        September 30

                                                                                                1995                1994

Cash Flows From Operating Activities:
        Earnings (loss) from continuing operations (net of extraordinary gain on
            early retirement of debt) ..........................................................$    69           $ (500)
        Adjustments to reconcile earnings (loss) to net cash provided by operating activities:
              Extraordinary gain on early retirement of debt....................................   (412)               -
              Charge in lieu of federal income taxes (Federal income tax benefit)...............     40             (258)
              Depreciation......................................................................      1               10
        Change in operating assets and liabilities of continuing operations:
              Accounts payable and accrued expenses............................................. (1,629)            (163)
              Other.............................................................................   (351)               4
        Net cash used in operating activities from continuing operations........................ (2,282)            (870)
        Net cash provided by operating activities from discontinued operations..................  3,102            4,353

        Net cash provided by operating activities ..............................................    820            3,483

Cash Flows From Investing Activities:
        Proceeds from sale of business.......................................................... 49,177                -
        Redemption of Series A Preferred Stock.................................................. (7,920)               -
        Increase in escrow fund for warranties and taxes........................................ (5,424)               -
        Investing cash flows from discontinued operations....................................... (1,437)          (1,639)

Net cash provided by (used in) investing activities ............................................ 34,396           (1,639)

Cash Flows From Financing Activities:
        Payments of dividends on Series A Preferred Stock.......................................   (506)          (1,000)
        Repayment of debt....................................................................... (2,076)               -
        Receipts from stock option purchases....................................................    177                -
        Financing cash flows from discontinued operations.......................................   (967)            (875)

Net cash used in financing activities .......................................................... (3,372)          (1,875)

Net increase (decrease) in cash and cash equivalents ........................................... 31,844              (31)

Cash and cash equivalents at January 1 .........................................................  1,087              985

Cash and Cash Equivalents at September 30.......................................................$32,931           $  954

Supplemental Cash Flow Disclosure:
       Taxes paid on income ....................................................................$ 1,216           $  353
       Interest paid on debt obligations .......................................................$   817           $1,022




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

In the opinion of the Registrant, the accompanying Consolidated Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995 and December 31, 1994, and the results of operations for the quarters and nine months ended September 30, 1995 and 1994 and cash flows for the nine months ended September 30, 1995 and 1994.

Note A - Income Taxes

At January 1, 1995, the Registrant had available net operating loss carry forwards of approximately $337 million which are available to offset future taxable income for federal income tax purposes. Accordingly, the Company has federal tax liability only for Alternative Minimum Tax amounts and the charge in lieu of federal income taxes included in the statements of operations for the quarters and nine months ended September 30, 1995 and 1994 is not accruable or payable. The following table illustrates the effect of this pro forma charge on the Company's earnings applicable to common stock and earnings per share for the respective periods (in thousands, except per share data).


                                           Quarter Ended      Nine Months Ended
                                            September 30        September 30
                                            1995     1994      1995       1994
Earnings applicable to common
  shareholders                             $ 167     $243     $20,010    $1,587
Charge in lieu of federal income
  taxes which is not accruable or payable     90      229      11,243       941
Total                                      $ 257    $ 472     $31,253    $2,528
Total Earnings per share                   $0.09    $0.18     $ 11.75    $ 0.96

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

A portion of these proceeds was used by the Company to fund an escrow account of $4 million to partially collateralize its indemnification obligations in the purchase and sale agreement. This escrow fund is expected to exist for a period of 15 months. The Company's maximum liability under the indemnification provisions in the agreement is $5 million. An additional escrow fund amounting to $1,250,000 was established at June 30, 1995 (and adjusted to $1,347,000 in August 1995) relating to certain estimated income tax obligations arising from the sale. Other Long-Term Liabilities include taxes related to this escrow fund which are estimated to be due after one year.

The transaction resulted in a gain of $31.4 million. Income taxes were provided for this gain as follows (in 000's)

Federal and State Income Taxes Due and Payable                     $ 3,291
Pro-Forma Charge in Lieu of Federal Income Taxes                    10,020
                                                                   $13,311

The consolidated financial statements for the quarter and nine months ended September 30, 1994 and the balance sheet at December 31, 1994 have been restated to report the results of operations, balance sheet and statement of cash flow for S.K. Wellman as a discontinued operation in accordance with APB Opinion 30.

The operating results of the discontinued S.K. Wellman operations for the quarter and nine months ended September 30, 1995 and 1994 were as follows (in 000's)

                                                      Quarter Ended                    Nine Months Ended
                                            Sept. 30, 1995  Sept. 30, 1994     Sept. 30, 1995  Sept. 30, 1994

Net Sales                                        $ -            $14,940           $34,916         $45,340
Income from operations before income taxes       $ -            $ 1,099           $ 4,435         $ 4,721
Income taxes                                       -                508             1,928           1,889
Income from discontinued operation               $ -            $   591           $ 2,507         $ 2,832

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Basis of Discussion: The accompanying financial statements report the financial condition and results of operations of the S.K. Wellman subsidiary as a discontinued operation. Accordingly the results of operations of Wellman for the periods presented are excluded from earnings/(loss) from operations. The gain on the disposal of the Wellman subsidiary is reported as a gain from the disposal of a discontinued business.

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

In connection with the disposal of Wellman, the Company's Zero Coupon Bonds and Variable Rate Subordinated Notes with a carrying value of $2.5 million were repaid with cash payments amounting to $2.1 million as of June 30, 1995. The net gain resulting from this early retirement of debt is reported in the nine months ended September 30, 1995 as an extraordinary item. No such repayment occurred in 1994.

Dividends and accretion on Series A Preferred Stock (redeemed on June 30,
1995) for the nine months ended September 30, 1995 and nine months ended September 30, 1994 were effected by the increasing rate formula of the preferred stock and the rise in prime rate on which such formula was based as well as the length of the periods outstanding.

Liquidity and Capital Resources: At September 30, 1995 the Registrant had working capital of $32.2 million, consisting principally of cash and short-term investments of $32.9 million and estimated short-term obligations for income taxes, transaction expenses and compensation of $0.9 million. The Company's short-term investments at September 30, 1995 consisted principally of overnight repurchase arrangements collateralized by U.S. Treasury and federal agency obligations.



In connection with the sale of Wellman, the Company funded an escrow fund with a cash payment of $4 million to partially collateralize the indemnification obligations of the Registrant in the purchase and sale agreement. The Company's maximum liability under such indemnity provisions is $5 million. An additional escrow fund amounting to $1,250,000 was established at June 30, 1995 (adjusted to $1,347,000 in August 1995) relating to certain estimated income tax obligations arising from the sale.

The Registrant believes that its current financial resources are adequate to meet its projected operating needs in 1995.

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

                     None

Item 5.              Other Information

                     None

Item 6.              Exhibits and Reports on Form 8-K

                     (a)  Exhibit 27* - Financial Data Schedule

                     (b)  Reports on Form 8-K:
None


* Filed with this report.



SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused the Report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:    November 3, 1995                               MLX Corp.

                                                   (Registrant)

By:    /s/ BRIAN R. ESHER                      By: /s/ THOMAS C. WAGGONER
       Brian R. Esher                              Thomas C. Waggoner
       Chairman and Chief Executive Officer        President & Chief Financial
       (Duly Authorized Officer)                   Officer
                                                  (Principal Financial Officer)