Form 10-K
period 1995-12-31
MLX CORP /MI
filed 1996-03-29
CIK 64247

[COVER]
M L X C O R P 1 9 9 5 A N N U A L R E P O R T


[IFC]
Company Brief

Formed as a result of a reorganization in 1984, MLX Corp is today a publicly held company owned by an estimated
9,000 beneficial shareholders. MLX is engaged in the active search for acquisition opportunities which have attractive valuations and which meet its financial acquisition criteria. In this setting, MLX's strategic assets include a federal tax loss carryforward of approximately $300 million to offset taxable income from its operations, available cash equivalents exceeding $30 million, the public listing of its common stock and management experience in a variety of industries.

Contents

2 Letter to Shareholders
4 Board of Directors and Officers
5 Form 10-K
8 Selected Financial Data
9 Management's Discussion and Analysis,
F-2 Consolidated Financial Statements
IBC Corporate Data

T O O U R S T O C K H OL D E R S
    To Our Stockholders
    We are pleased to report the completion of an active, successful year for your company. We completed the sale of our S.K. Wellman business at mid-year and have since been involved in an active search for businesses to acquire.
    On June 30, 1995 we completed the sale of our S.K.
Wellman business following the approval of such by our shareholders at the Annual Meeting of Shareholders. The proceeds of this transaction amounted to $60.0 million, which included certain amounts related to the repayment or assumption of debt and capital leases by the purchaser. After purchase price adjustments and expenses, the transaction resulted in a gain to MLX of $31.4 million. The gain was reduced by $3.3 million for estimated income taxes due and payable as well as by $10.0 million for a charge in lieu of federal income taxes which are not due and payable resulting in a net gain to the Company of $18.1 million.
     We took advantage of the Wellman transaction proceeds to repay all our outstanding debt and accrued interest obligations pertaining to our Zero Coupon Bonds and 1993 Variable Rate Subordinated Notes. In addition, we redeemed all outstanding shares of our Series A
Preferred Stock at the time of the sale.
    After these repayments and the estimated federal and state income tax obligations arising from the sale, the transaction yielded more than $35 million in net cash proceeds to MLX. Thus, your Company is debt-free and our federal tax loss carryforward of approximately $300 million is still available to us to offset future taxable income from our operations.
    This transaction also served to benefit our shareholders' equity and common stock valuation. Our shareholders'equity had increased to $35.9 million at year-end compared to $10.7 million a year earlier. And at year-end, the market price of our common stock had reached $10.00 per share versus a market price of $4.50 just prior to the public announcement of this transaction.
    In connection with the sale of Wellman, MLX made certain standard representations and warranties to the purchaser. Our maximum potential liability under these representations and warranties is limited to $5 million, and at closing we established an escrow fund of $4 million to partially collateralize this obligation.
At September 30, 1996 this escrow fund, net of any allowed or asserted claim, will be disbursed to MLX - further expanding the cash resources available to us in our search for attractive acquisition opportunities. An additional escrow fund amounting to $1,347,000 was established relating to certain income tax obligations arising from the sale.
    The accompanying financial statements report the results of operations of S.K. Wellman and the related disposal as a discontinued operation. Accordingly, the Wellman results for the periods presented and the gain on disposal are excluded from the income/(loss) before income taxes and are reported in the discontinued operations section of the Consolidated Statements of Income.

    Since the Wellman transaction, we have been engaged principally in the process of identifying and evaluating potential acquisition candidates for MLX. To this end, we have developed financial criteria as a basis for evaluating prospective target businesses and for narrowing the focus of search. These criteria are shared with professional groups who can serve as intermediaries in this process. From these efforts, we have evaluated numerous businesses as potential acquisition candidates but have not yet identified a business which meets our criteria.
    In this context, we believe that we bring an attractive line-up of strategic assets to a prospective acquisition target - our federal tax loss carryforward, our cash resources and our public listing.
    During this interim period, our cash resources are invested in short-term repurchase agreements backed by U.S. Treasury and federal agency obligations. This function is managed for us by selected commercial banks and is structured to insure rapid availability of our funds and to minimize our risk of investment losses. We believe this is the appropriate practice to follow since our strategic goal is the acquisition of operating businesses - not the on-going management of an investment portfolio.
    The Company was advised by NASDAQ on February 5, 1996 that it failed to comply with certain NASD requirements for continued listing by not having an operating business activity. A temporary exception was granted on that date permitting our MLX common shares to remain listed on the NASDAQ National Market until June 30, 1996. At that time if an additional exception is not granted or if compliance is not achieved, our MLX shares will be delisted and traded on the Domestic OTC
Electronic Bulletin Board.
    We are also pleased to report that at our 1995 Annual
Meeting of sharehold ers, the MLX Stock Option and Incentive Award Plan was approved as proposed. In addition, Tom Waggoner, our Chief Financial Officer, was appointed in 1995 to the additional position of MLX
President in recognition of his contributions to our overall success.
    We thank you for your continued interest and support.
With your on-going support, we plan to initiate actions which add to the long-term value for our shareholders.


                    /s/Brian R. Esher
                    Brian R. Esher
                    Chairman and Chief Executive Officer


                    /s/Thomas C. Waggoner
                    Thomas C. Waggoner
                    President and Chief Financial Officer
                    March 7, 1996

O F F I C E R S &  D I R E C T O R S

Directors

Brian R. Esher
Chairman, President & Chief Executive
Executive Officer of the Company

W. John Roberts (1) (2) (3)
Retired Senior Vice President-Finance
and Treasurer, Amerisure Companies

Willem F.P. de Vogel (2)
President, Three Cities Research, Inc.

H. Whitney Wagner (3)
Managing Director, Three Cities
Research, Inc.

Alfred R. Glancy III (1) (2)
Chairman, President & Chief Executive
Officer, MCN Corporation

S. Sterling McMillan, III (1)
Vice Chairman, Greenleaf Capital and
Management, Inc.

J. William Uhrig (1) (3)
Managing Director, Three Cities
Research, Inc.


(1) Member of Audit Committee
(2) Member of Compensation Committee
(3) Member of Funds Management
    Committee

Officers
Brian R. Esher
Chairman of the Board
& Chief Executive Officer

Theodore R. Kallgren
Vice President, Treasurer & Secretary

Thomas C. Waggoner
President & Chief Financial Officer

Mary M. McCulley
Assistant Treasurer & Assistant Secretary

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(X)  Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 1995
OR
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______

Commission File Number   I-4795

MLX CORP
(Exact name of registrant as specified in its charter)

GEORGIA                                       38-0811650
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organization)         Identification)

1000 CENTER PLACE, NORCROSS, GEORGIA               30093
(Address of principal executive offices)       (Zip Code)
Registrant's telephone number,
including area code                        (770)798-0677
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

The aggregate market value of voting stock held by non-affiliates of the Registrant was $17,644,000 as of March 1, 1996 based on the ending market price as reported on the NASDAQ National Market.

The number of shares outstanding of the Registrant's
Common Stock, par value $.01, as of the close of business on March 1, 1996 was 2,607,384.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III hereof incorporate information by reference from Registrant's definitive Proxy
Statement for the fiscal year ended December 31, 1995 in connection with Registrant's 1996 Annual Meeting of
Shareholders.

MLX CORP
INDEX TO REPORT ON
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1995


PART I

Item 1. Business ...................................... 7
Item 2. Properties..................................... 7
Item 3. Legal proceedings.............................. 7
Item 4. Submission of Matters to a Vote of Security
        Holders........................................ 7

PART II

Item 5. Market for Registrant's Common Stock and
        Related Stockholder Matters.................... 7
Item 6. Selected Financial Data........................ 7
Item 7. Management's Discussion and Analysis of
        Financial Condition and Results of
         Operations.................................... 9
Item 8.  Financial Statements and Supplementary
         Data..........................................14
Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial
         Disclosure....................................14

PART III

Item 10. Directors and Executive Officers of the
         Registrant....................................14
Item 11. Executive Compensation........................14
Item 12. Security Ownership of Certain Beneficial
         Owners and Management.........................14
Item 13. Certain Relationships and Related
         Transactions..................................14

PART IV

Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K...........................15

OTHER SECTIONS

Section F Financial Statements
PART I

ITEM 1.   BUSINESS.

The Registrant has owned and managed businesses in a variety of industries. With the sale of its S.K. Wellman business on June 30, 1995, the Registrant no longer has recurring revenues or operating subsidiaries and is engaged in the active search for acquisition opportunities which meet its financial acquisition criteria. These criteria generally focus the Company's search on mid-sized entities which are involved in manufacturing, distribution or assembly of non-consumer products and which offer continuing management.

Reference is made to the information set forth in Item 7, "Management's Discussion and Analysis of Financial
Condition and Results of Operations," elsewhere in this Form 10-K for a discussion of the development of the business since January 1, 1995.

ITEM 2.  PROPERTIES.

No response under this item is required.

ITEM 3.  LEGAL PROCEEDINGS.

The Registrant is unaware of any litigation that is expected to have a material effect on the results of operations or financial condition of the Registrant.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY
         HOLDERS.

No matter was submitted to a vote of security holders during the three months ended December 31, 1995.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS.

Reference is made to the information set forth in "Management's Discussion and Analysis of Financial
Condition and Results of Operations" under "Market, Share
Ownership and Dividend Information" in Section 7 of this report, which information is incorporated into this Item
5 by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein.

SELECTED FINANCIAL DATA

YEAR ENDED DECEMBER 31                                               1995        1994         1993       1992       1991
(in thousands, except per share data)
OPERATING DATA:
   Net sales.................................                  $    --     $    --    $    --    $    --     $     --
   General and administrative expenses.......                   (1,015)       (827)    (1,342)     1,363)        (989)
   Interest income...........................                    1,074          17         12         --           --
   Interest expense..........................                     (114)       (202)      (366)    (1,313)      (1,479)
   Other income (expense)....................                      (18)        (94)        81        327          289
   Federal income tax benefit................                       18         376        549        799          741
     Loss from continuing operations.........                      (55)       (730)    (1,066)    (1,550)      (1,438)
   Discontinued operations (net of income
      taxes).................................                   20,593       3,477      3,105      2,935      (21,796)
   Extraordinary gain on early retirement
      of debt (net of income taxes)..........                      272          --      3,627      4,124           --
      Net earnings (loss)....................                  $20,810     $ 2,747    $ 5,666    $ 5,509     $(23,234)
      Earnings (loss) applicable
        to common stock......................                  $20,158     $ 1,689    $ 4,793    $ 5,509     $(23,234)

DISCONTINUED OPERATIONS:
   Net sales.................................                  $34,916     $60,858    $57,036    $53,862     $383,993
   Gross margin..............................                    8,299      14,493     13,862     12,586       94,531
   Operating expenses........................                   (3,199)     (6,998)    (6,302)    (5,850)     (87,074)
   Other expenses............................                     (665)     (1,254)    (1,989)    (1,259)     (18,988)
   Income taxes..............................                   (1,928)     (2,764)    (2,466)    (2,227)      (1,130)
   Gain (loss) on disposal (net of income
      taxes).................................                   18,086          --         --         --       (8,935)
   Minority interests........................                       --          --         --       (315)        (200)
      Net earnings (loss) from discontinued
        operations...........................                  $20,593     $ 3,477    $ 3,105    $ 2,935     $(21,796)

FINANCIAL POSITION:
   Working capital (deficit).................                  $36,445     $   (42)   $(1,181)   $(1,224)    $   (684)
   Total assets..............................                   38,509      13,874     11,603     15,065       16,845
   Long-term liabilities.....................                    1,957       2,463      2,403     15,158       23,089
   Shareholders' equity (deficit)............                  $35,878     $10,729    $ 7,324    $(1,844)    $(14,252)

PER SHARE DATA:
   Average outstanding common shares and
      dilutive options.......................                    2,676       2,613      2,620      2,541        2,540
   Earnings (loss) per share:
     Continuing operations
      (net of dividends and accretion
       on preferred stock)...................                  $ (0.26)    $ (0.68)   $ (0.74)   $ (0.73)    $  (0.65)
     Discontinued operations (net of income
      taxes).................................                     7.69        1.33       1.19       1.28        (8.50)
   Extraordinary gain on early retirement
      of debt (net of income taxes)..........                     0.10          --       1.38       1.62           --
      Total..................................                  $  7.53     $  0.65    $  1.83    $  2.17     $  (9.15)

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

RESULT OF OPERATIONS

BASIS OF PRESENTATION: On June 30, 1995 the Company completed the sale of all the common stock of its subsidiary, S.K. Wellman Limited, Inc., following the approval of such divestiture by the Company's shareholders at the 1995 Annual Meeting. The accompanying financial statements report the financial condition and results of operations of the Wellman business as a discontinued operation and, accordingly, the results of operations of Wellman for all the periods presented are excluded from earnings/loss from continuing operations.
The gain on the disposal of the Wellman subsidiary is reported as a gain from the disposal of a discontinued business.

The discussion below addresses the operations and financial condition of the Registrant only.

OPERATIONS: After the disposal of S.K. Wellman, the Registrant has no recurring revenues or operating subsidiaries. The general and administrative expenses of the Registrant are incurred for acquisition search, compensation, occupancy, shareholders costs (such as printing, distribution and stock transfer fees) and legal and professional matters. The sale of the Wellman business is not expected to materially alter the level of such expenses incurred by the Registrant.

In the short-term, the Company intends to invest the proceeds of the Wellman transaction in short-term repurchase instruments managed by selected commercial banks. At December 31, 1995 the Company's average rate of return on these investments was approximately 5.17%. As these investments account for all of the Company's income subsequent to the sale of Wellman, the Company's future financial results will be impacted by changes in the short-term interest rates available to the Company. Since the divestiture of S.K. Wellman, the Company has been actively engaged in pursuing the acquisition of new businesses where purchase valuations are attractive. No agreements have been entered into with respect to any acquisition opportunity.

The Company believes that it will not meet the definition of an investment company under the Investment Company Act of 1940 at least through June 30, 1996, which is the first anniversary of the sale of Wellman. However, the inability of the Company to control the timing of any acquisition of an operating business after such anniversary makes it possible that it will then be deemed to be an investment company. In such case, it would be required to register under and be subject to the various regulations contained under the Investment Company Act of 1940, which could add significant expenses to the operations of the Company and fundamentally alter the presentation of the Company's financial statements.

1995 VERSUS 1994: On June 30, 1995 the Registrant completed the sale of the Wellman business. The proceeds of this transaction amounted to $60.0 million, which included certain amounts related to the repayment or assumption of debt and capital leases by the purchaser.
After purchase price adjustments and expenses, the transaction resulted in a gain to MLX of $31.4 million.
The gain was reduced by $3.3 million for estimated income taxes due and payable as well as by $10.0 million for a charge in lieu of federal income taxes which are not due or payable resulting in a net gain to the Company of $18.1 million. No such sale or gain occurred in 1994.

General and administrative expenses in 1995 were approximately $1.0 million versus a 1994 level of approximately $800,000, an increase of 23%. Principal components of this increase were higher expenses associated with employee compensation, insurance charges, shareholder costs and legal and professional matters.

Interest income in 1995 amounted to $1.1 million compared to a nominal amount in 1994 as a result of the investment of the proceeds of the Wellman transaction.
Correspondingly, interest expense of the Company dropped from $200,000 in 1994 to $100,000 in 1995 since the debt obligations of MLX were repaid following the divestiture of the Wellman business.

A portion of the proceeds of the Wellman transaction was used to repay the Registrant's Zero Coupon Bonds and Variable Rate Subordinated Notes. These repayments resulted in a pre-tax extraordinary gain on the early retirement of debt of $412,000. No such gain occurred in 1994.

Dividends and accretion on the Registrant's Series A
Preferred Stock amounted to $700,000 in 1995 versus $1.1 million in 1994. This decrease resulted from the redemption of such Preferred Stock at the time of the Wellman transaction.

In 1995, the Company had net earnings of $20.8 million
(or $7.53 per share net of obligations on the Series A
Preferred Stock) compared to $2.7 million in 1994 (or
$0.65 per share). In 1995, the gain on disposal of Wellman amounted to $6.76 per share and the extraordinary gain amounted to $0.10 per share.

1994 VERSUS 1993: General and administrative expenses amounted to $800,000 in 1994 compared to $1.3 million in 1993. This decrease resulted from lower expenses for incentive compensation, shareholder costs (principally distribution and printing) and legal and professional matters. A one-for-ten reverse stock split executed on June 25, 1993 served to reduce the administrative charges for printing and distribution of shareholder communication material.

Interest expense at MLX dropped by $164,000 year over year due to the repayments of the minority interest purchase note in February and December 1993.

Included in the results for 1993 is an extraordinary gain from early retirement of debt resulting from an exchange of Series A Preferred Stock for certain debt obligations described in Note 3 to the financial statements. No such exchange or gain occurred in 1994.

Dividends and accretion applicable to Series A Preferred
Stock increased to $1.1 million in 1994 versus $900,000 in 1993 due to increases in the prime rate component in the dividend rate structure.

In 1994, the Company had net earnings of $2.7 million (or
$0.65 per share net of obligations on the Series A
Preferred Stock) compared to earnings before extraordinary item in 1993 of $2.0 million (or $0.45 per share net of obligations on the Series A Preferred
Stock). The extraordinary gain in 1993 amounted to $1.38 per common share.

[BOXED COPY]
     The Company is able to offset substantially all of its federal taxable income with its pre-reorganization tax loss carryforwards and therefore has a federal tax liability only for Alternative Minimum Tax amounts. Accordingly, the charge in lieu of federal income taxes included in the statements of income is not accruable or payable. These pro forma charges in 1995, 1994 and 1993 were $11.3 million, $1.3 million and $3.1 million, respectively. The following table illustrates the effect of this pro forma charge on the Company's earnings and earnings per share.

                               1995     1994     1993
     (in thousands, except per share data)
     Net earnings           $20,810   $2,747   $5,666
     Less dividends and
       accretion on
       preferred stock         (652)  (1,058)    (873)
     Plus pro forma
       federal tax charge
       not due or payable    11,325    1,314    3,112
     Total earnings         $31,483   $3,003   $7,905
     Total earnings per
       common share         $ 11.76   $ 1.15   $ 3.02
[END BOX COPY]

FINANCIAL POSITION AND LIQUIDITY

Consolidated working capital at December 31, 1995 was $36.4 million compared to a nominal amount at the end of 1994. Working capital at December 31, 1995 consisted principally of cash and short-term investments of $32.9 million and estimated short-term obligations of $700,000 for income taxes, transaction expenses and compensation.
This increase resulted from the receipt of the proceeds from the Wellman divestiture.

The Company invests its available funds in short-term repurchase agreements managed by five selected commercial banks and collateralized by U.S. Treasury and federal agency obligations. The Company has issued instructions to each such bank providing guidelines on investments and restrictions on any disbursement of the Registrant's funds.

In connection with the sale of Wellman, the Company funded an escrow fund with a cash payment of $4 million to partially collateralize the indemnification obligations of the Registrant in the purchase and sale agreement. The Company's maximum liability under such indemnity provisions is $5 million and any amount remaining in the escrow fund after September 30, 1996, net of allowed and asserted claims, will be disbursed to MLX. An additional escrow fund amounting to $1,250,000 was established at June 30, 1995 (adjusted to
$1,347,000 in August 1995) relating to certain estimated income tax obligations arising from the sale.

The Registrant's Zero Coupon Bonds were originally issued in 1990 and amended in 1992. The proceeds of the Wellman transaction were used to repay all outstanding obligations under these Bonds.

The 1993 Variable Rate Subordinated Notes were issued in
April 1993 in exchange for certain of the Zero Coupon
Bonds. All obligations under such Notes were repaid with proceeds from the Wellman divestiture.

The Series A Preferred Stock was issued as of December
31, 1992 and April 22, 1993 and included an escalating dividend rate feature and provision for redemption solely at the option of the Registrant. In connection with the Wellman transaction, all such Preferred Stock was redeemed.

OTHER DATA

CAPITAL EXPENDITURES: There were no material commitments for capital expenditures outstanding at December 31, 1995.

EMPLOYEES: Subsequent to the sale of S.K. Wellman, and as of December 31, 1995, the Registrant's business is conducted by two full-time and four part-time employees.
The services of the part-time employees are obtained through a facilities and service sharing arrangement with Pameco Corp. At December 31, 1994 the Company had 559 employees including 247 which were covered by collective bargaining agreements.

MARKET, SHARE OWNERSHIP AND DIVIDEND INFORMATION: As of
December 31, 1995 (and commencing on April 28, 1994) the
Company's common shares were traded on the NASDAQ
National Market under the trading symbol "MLXR". From
August 30, 1993 until April 28, 1994, the Company's shares were traded on the NASDAQ Small Cap Market. From
January 26, 1993 until August 30, 1993, the Company's shares were traded on the Domestic OTC Electronic
Bulletin Board regulated by NASD.

The Company was advised by NASDAQ on February 5, 1996 that it failed to comply with Section 3(a)3 of Schedule D of the NASD By-Laws by not having an operating business activity. A temporary exception was granted on that date permitting the Registrant's common shares to remain listed on the NASDAQ National Market until June 30, 1996.
At that time if an additional exception is not granted or if compliance is not achieved, the Registrant's shares will be delisted and traded on the Domestic OTC
Electronic Bulletin Board.

As of December 31, 1995 the Company estimated there were approximately 6,600 shareholders of record of its common stock. In addition, the Company believes that there are approximately 2,400 shareholders whose shares are registered in names of nominees.

MLX's current policy is to retain earnings to finance future growth and acquisition opportunities and, accordingly, does not currently expect to pay any cash dividends on its common stock in the foreseeable future.

QUARTERLY DATA (UNAUDITED)
(in thousands, except per share data)
1995                                                               1st              2nd             3rd              4th
        Net sales................................         $         --      $        --     $        --     $         --
        Earnings (loss) before income taxes,
         discontinued operations and
         extraordinary item......................                 (248)            (312)            266              221
        Discontinued operations..................                1,158           19,435              --               --
        Extraordinary item.......................                   --              272              --               --
        Net earnings.............................                  994           19,501             167              148
        Earnings applicable to common
          stockholders...........................         $        694      $    19,149     $       167     $        148

        Net earnings per common share:
          Continuing operations (net of dividends
            and accretion on preferred stock)....         $      (0.18)     $     (0.21)    $      0.06     $       0.05
          Discontinued operations ...............                  .45             7.24              --               --
          Extraordinary item.....................                   --              .10              --               --
          Total .................................         $       0.27      $      7.13     $      0.06     $       0.05
Stock price range per common share...............         $3.63 - 4.69      $4.13-10.25     $9.25-11.00     $9.88 -10.38
Trading volume as reported by NASDAQ.............                  179            1,036             399              228


1994                                                               1st              2nd             3rd              4th
        Net sales................................        $         --      $        --     $        --     $         --
        Loss before income taxes and
           discontinued operations...............                (282)            (327)           (149)            (348)
        Discontinued operations..................               1,232            1,008             591              646
        Net earnings.............................               1,046              792             493              416
        Earnings applicable to common
           stockholders..........................        $        800      $       543     $       243     $        103

        Net earnings per common share:
          Continuing operations (net of dividends
            and accretion on preferred stock)....        $      (0.16)     $     (0.18)    $     (0.13)    $      (0.21)
          Discontinued operations................                 .47              .39             .22              .25
          Total..................................        $       0.31      $      0.21     $      0.09     $       0.04
Stock price range per common share...............        $5.25 - 6.13      $5.25 -7.50     $5.38- 7.38     $ 3.75- 6.00
Trading volume as reported by NASDAQ.............                  69              174             164              129

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Reference is made to the consolidated financial statements of MLX Corp., consisting of the Report of Independent Auditors, the Consolidated Balance
Sheets as of December 31, 1995 and 1994, the related
Consolidated Statements of Income, Consolidated
Statements of Cash Flows, and Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1995, together with the Notes to Consolidated Financial Statements. See Section F of this report, which information is incorporated into this Item 8 by reference.

Reference is made to the information set forth under "Quarterly Data" in Item 7, "Management's Discussion and
Analysis of Financial Condition and Results of
Operations," elsewhere in this Form 10-K, which information is incorporated into this Item 8 by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT.

The Registrant incorporates by reference herein information appearing under the caption "Remuneration of Directors and Executive Officers" contained in the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1995 in connection with the Registrant's 1996 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION.

The Registrant incorporates by reference herein information appearing under the caption "Remuneration of Directors and Executive Officers" contained in the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1995 in connection with the Registrant's 1996 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.

The Registrant incorporates by reference herein information appearing under the caption "Security
Ownership of Certain Beneficial Owners and Management" contained in the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1995 in connection with the Registrant's 1996 Annual Meeting of
Shareholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED
           TRANSACTIONS.

The Registrant incorporates by reference herein information appearing under the caption "Employment
Agreements with Executive Officers," and "Compensation
Committee Interlocks and Related Transactions" contained in the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1995 in connection with the Registrant's 1996 Annual Meeting of Shareholders.

PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8-K.

     (a)   (1)  Financial Statements
                The following consolidated financial
                statements of the Registrant are
                incorporated by reference in Item 8:

                Report of Independent Auditors

                Consolidated Balance Sheets at December
                31, 1995 and 1994.

                Consolidated Statements of Income for the years ended December 31, 1995, 1994 and
                1993.

                Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993.

                Consolidated Statements of Shareholders'
                Equity for the years ended December 31,
                1995, 1994 and 1993.

                Notes to Consolidated Financial
                Statements - December 31, 1995.

           (2)  Schedules

                All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

           (3)  Listing of Exhibits

                Exhibit 3.1 & 4.1 --    Articles of
                                        Incorporation of
                                        the Registrant,
                                        as amended
                                        (incorporated
                                        herein by
                                        reference to
                                        Exhibit 3.1 to
                                        the Registrant's
                                        Report on Form
                                        10-Q for the
                                        quarter ended
                                        June 30, 1993).
                Exhibit 3.2 & 4.2 --    By-Laws of the
                                        Registrant
                                        (incorporated
                                         herein by
                                        reference to
                                        Exhibit 3.2 to
                                        the Registrant's
                                        Report on Form
                                        10-Q for the
                                        quarter ended
                                        June 30, 1993).
               Exhibit 4.3 & 9.1 --     Voting Trust
                                        Agreement dated
                                        December 11,
                                        1984
                                        (incorporated
                                        herein by
                                        reference to
                                        Exhibit 4.3 to
                                        the Registrant's
                                        Report on Form
                                        10-K for the
                                        fiscal year
                                        ended December
                                        31, 1991).

                Exhibit 4.4 & 9.2 --     Amendment No. 1,
                                         dated October
                                         26, 1987, to the
                                         Voting Trust
                                         Agreement
                                         dated December
                                         11, 1984
                                         (incorporated
                                         herein by
                                         reference to
                                         Exhibit 4.3 to
                                         the Registrant's
                                         Report on Form
                                         10-K for the
                                         fiscal year
                                         ended December
                                         31, 1991).
                Exhibit 4.5 & 9.3 --     Amendment No. 2,
                                         dated April 2,
                                         1991, to the
                                         Voting Trust
                                         Agreement dated
                                         December 11,
                                         1984
                                         (incorporated
                                         herein by
                                         reference to
                                         Exhibit 4.3 to
                                         the Registrant's
                                         Report on Form
                                         10-K for the
                                         fiscal year
                                         ended December
                                         31, 1991).
                Exhibit 4.6 --           Restricted
                                         Transfer Trust
                                         Agreement dated
                                         October 10, 1986
                                        (incorporated
                                         herein by
                                         reference to
                                         Exhibit 4.3 to
                                         the Registrant's
                                         Report on Form
                                         10-K for the
                                         fiscal year
                                         ended December
                                         31, 1991).
                Exhibit 4.7 --           Amendment No. 1,
                                         dated October
                                         26, 1987, to the
                                         Restricted
                                         Transfer Trust
                                         Agreement dated
                                         October 10, 1986
                                        (incorporated
                                         herein by
                                         reference to
                                         Exhibit 4.3 to
                                         the Registrant's
                                         Report on Form
                                         10-K for the
                                         fiscal year
                                         ended December
                                         31, 1991).
                Exhibit 4.8 --           Amendment No. 2
                                         dated June 4,
                                         1991 to the 1990
                                         Restricted
                                         Transfer Trust
                                         Agreement dated
                                         October 10, 1986
                                         (incorporated
                                         herein by
                                         reference to
                                         Exhibit 4.3 to
                                         the
                                         Registrant's
                                         Report on Form
                                         10-K for the
                                         fiscal year
                                         ended December
                                         31, 1991).
                Exhibit 4.9 --           MLX Exchange
                                         Agreement dated
                                         as of April 13,
                                         1990, as
                                         amended and
                                         restated as of
                                         March 19, 1992,
                                         as amended and
                                         restated as of
                                         April 21, 1993,
                                         among the
                                         Registrant, the
                                         Lenders listed
                                         therein, and
                                         Morgan
                                         Guaranty Trust
                                         Company of New
                                         York, as Bond
                                         Agent.
                Exhibit 4.10 --          MLX Limited
                                         Guarantee, dated
                                         as of March 19,
                                         1992
                                         (incorporated
                                         herein by
                                         reference to
                                         Exhibit 2.17 to
                                         the
                                         Registrant's
                                         Current Report
                                         on Form 8-K,
                                         dated April 10,
                                         1992).
                Exhibit 4.11 --          Management
                                         Services
                                         Agreement, dated
                                         as of March 19,
                                         1992, between
                                         the Registrant
                                         and Pameco
                                         Holdings, Inc.
                                        (incorporated
                                         herein by
                                         reference to
                                         Exhibit 2.16 of
                                         the Registrant's
                                         Current Report
                                         on Form 8-K,
                                         dated April 10,
                                         1992).
               Exhibit 4.12 --           Amendment to
                                         Management
                                         Services
                                         Agreement, dated
                                         as of November
                                         30, 1992,
                                         between the
                                         Registrant and
                                         Pameco
                                         Holdings, Inc.
                                         (incorporated
                                         herein by
                                         reference to
                                         Exhibit 4.12 of
                                         Registrant's
                                         Report on Form
                                         10-K for the
                                         year ended
                                         December 31,
                                         1992).
                Exhibit 4.13 --          Nomination
                                         Agreement, dated
                                         as of December
                                         15, 1992, among
                                         the Registrant
                                         and the
                                         Investors listed
                                         therein
                                         (incorporated
                                         herein by
                                         reference to
                                         Exhibit 4.13 of
                                         Registrant's
                                         Report on Form
                                         10-K for the
                                         year ended
                                         December 31,
                                         1992).
                Exhibit 4.14 --          Exchange
                                         Agreement, dated
                                         as of January
                                         15, 1993, among
                                         MLX Corp. and
                                         the Investors
                                         listed therein
                                        (incorporated
                                         herein by
                                         reference to
                                         Exhibit 4.14 of
                                         Registrant's
                                         Report on Form
                                         10-K for the
                                         year ended
                                         December 31,
                                         1992).
                Exhibit 4.15 --          Loan and
                                         Security
                                         Agreement, dated
                                         as of January
                                         15, 1993,
                                         between S.K.
                                         Wellman Limited,
                                         Inc. and
                                         Barclays
                                         Business
                                         Credit, Inc.
                                         (incorporated
                                         herein by
                                         reference to
                                         Exhibit 4.15 of
                                         Registrant's
                                         Report on Form
                                         10-K for the
                                         year ended
                                         December 31,
                                         1992).
                Exhibit 4.16 --          First Amendment
                                         to Loan and
                                         Security
                                         Agreement,
                                         dated as of
                                         February
                                         19,1993,
                                         between S.K.
                                         Wellman Limited,
                                         Inc. and
                                         Barclays
                                         Business Credit,
                                         Inc.
                                         (incorporated
                                         herein by
                                         reference to
                                         Exhibit 4.16 of
                                         Registrant's
                                         Report on Form
                                         10-K for the
                                         year ended
                                         December 31,
                                         1992).
                Exhibit 4.17 --          Second Amendment
                                         to Loan and
                                         Security
                                         Agreement, dated
                                         as of March
                                         15,1993, between
                                         S.K. Wellman
                                         Limited, Inc.
                                         and Barclays
                                         Business Credit,
                                         Inc.
                                         (incorporated
                                         herein by
                                         reference to
                                         Exhibit 4.17 of
                                         Registrant's
                                         Report on Form
                                         10-k for the
                                         year ended
                                         December 31,
                                         1992).
                Exhibit 4.18 -      -    Stock Pledge
                                         Agreement (S.K.
                                         Wellman S.p.A.),
                                         dated as of
                                         January 15,
                                         1993, between
                                         The S.K.
                                         Wellman Corp.
                                         and Barclays
                                         Business Credit,
                                         Inc.
                                         (incorporated
                                         herein by
                                         reference to
                                         Exhibit 4.18 of
                                         Registrant's
                                         Report on Form
                                         10-K for the
                                         year ended
                                         December 31,
                                         1992).
                Exhibit 4.19 --          Stock Pledge
                                         Agreement (S.K.
                                         Wellman S.p.A.),
                                         dated as of
                                         January 15,
                                         1993, between
                                         S.K. Wellman
                                         Limited, Inc.
                                         and Barclays
                                         Business Credit,
                                         Inc.
                                         (incorporated
                                         herein by
                                         reference to
                                         Exhibit 4.19 of
                                         Registrant's
                                         Report on Form
                                         10-K for the
                                         year ended
                                         December 31,
                                         1992).
                Exhibit 4.20 --          Stock Pledge
                                         Agreement (The
                                         S.K. Wellman
                                         Company of
                                         Canada Limited),
                                         dated as of
                                         January 15,
                                         1993, between
                                         The S.K.
                                         Wellman Corp.
                                         and Barclays
                                         Business
                                         Credit, Inc.
                                         (incorporated
                                         herein by
                                         reference to
                                         Exhibit 4.20 of
                                         Registrant's
                                         Report on Form
                                         10-K for the
                                         year ended
                                         December 31,
                                         1992).
                Exhibit 4.21 --          Patent
                                         Collateral
                                         Assignment and
                                         Security
                                         Agreement, dated
                                         as of January
                                         15, 1993,
                                         between The S.K.
                                         Wellman Corp.
                                         and Barclays
                                         Business Credit,
                                         Inc.
                                         (incorporated
                                         herein by
                                         reference to
                                         Exhibit 4.21 of
                                         Registrant's
                                         Report on Form
                                         10-K for the
                                         year ended
                                         December 31,
                                         1992).
                Exhibit 4.22 --          Trademark
                                         Security
                                         Agreement, dated
                                         as of January
                                         15, 1993,
                                         between The S.K.
                                         Wellman Corp.
                                         and Barclays
                                         Business Credit,
                                         Inc.
                                         (incorporated
                                         herein by
                                         reference to
                                         Exhibit 4.22 of
                                         Registrant's
                                         Report on Form
                                         10-K for the
                                         year ended
                                         December 31,
                                         1992).
                Exhibit 4.23 --          Exchange
                                         Agreement, dated
                                         as of April 2,
                                         1993, among MLX
                                         Corp. and the
                                         Bondholders
                                         Listed Herein.

                Exhibit 4.24 --          First
                                         Consolidated
                                         Amendment to
                                         Loan and
                                         Security
                                         Agreement,
                                         dated as of
                                         November 16,
                                         1994, between
                                         S.K. Wellman
                                         Limited, Inc.
                                         and Barclays
                                         Business Credit,
                                         Inc.
                                         (incorporated
                                         herein by
                                         reference to
                                         Exhibit 4.24 of
                                         Registrant's
                                         Report on Form
                                         10-K for the
                                         year ended
                                         December 31,
                                         1994.)
                Exhibit 10.1#  --        Employment
                                         Agreement, dated
                                         February 10,
                                         1991, between
                                         the Registrant
                                         and Brian R.
                                         Esher
                                         (incorporated
                                         herein by
                                         reference to
                                         Exhibit 10.1 to
                                         the Registrant's
                                         Report on Form
                                         10-K for the
                                         fiscal year
                                         ended December
                                         31, 1990).
                Exhibit 10.1a#  --       First Amendment
                                         to Employment
                                         Agreement, dated
                                         as of March 19,
                                         1992, between
                                         the Registrant
                                         and Brian Esher.
                Exhibit 10.1b#  --       Second Amendment
                                         to Employment
                                         Agreement,
                                         dated as of
                                         January 1,
                                         1994, between
                                         Registrant and
                                         Brian Esher.
                Exhibit 10.1c#  --       Third Amendment
                                         to Employment
                                         Agreement,
                                         dated as of
                                         January 1,
                                         1995, between
                                         the Registrant
                                         and Brian Esher.
               Exhibit 10.1d*# --        Fourth Amendment
                                         to Employment
                                         Agreement, dated
                                         as of January 1,
                                         1996, between
                                         the Registrant
                                         and Brian Esher.
               Exhibit 10.3    --        Severance/
                                         Consulting
                                         Agreement, dated
                                         January 14,
                                         1991, between
                                         the Registrant
                                         and William P.
                                         Panny
                                         (incorporated
                                         herein by
                                         reference to
                                         Exhibit 10.3 to
                                         the Registrant's
                                         Report on Form
                                         10-K for the
                                         fiscal year
                                         ended December
                                         31, 1990).
               Exhibit 10.4    --        Purchase
                                         Agreement, dated
                                         as of March 19,
                                         1992,among the
                                         Registrant,
                                         Pameco Holdings,
                                         Inc., and Pameco
                                         Corporation
                                         (incorporated
                                         herein by
                                         reference to
                                         Exhibit 21 of
                                         Registrant's
                                         Current Report
                                         on Form 8-K
                                         dated April
                                     10, 1992).
               Exhibit 10.5#    --       MLX Corp. Stock
                                         Option Plan,
                                         dated as of
                                         December 29,
                                         1989
                                         (incorporated
                                         herein by
                                         reference to
                                         Exhibit 10.5 of
                                         Registrant's
                                         Report on Form
                                         10-K for the
                                         year ended
                                         December 31,
                                         1992).
               Exhibit 10.6#    --       Senior
                                         Management
                                         Discretionary
                                         Bonus Plan,
                                         dated as of
                                         January 21,
                                         1992
                                         (incorporated
                                         herein by
                                         reference to
                                         Exhibit 10.6 of
                                         Registrant's
                                         Report on Form
                                         10-K for the
                                         year ended
                                         December 31,
                                         1992).
               Exhibit 10.8#   --        MLX 1995 Stock
                                         Option and
                                         Incentive Award
                                         Plan
                                         (incorporated
                                         herein by
                                         reference to
                                         Exhibit C of
                                         Registrant's
                                         definitive
                                         Proxy Statement
                                         for the fiscal
                                         year ended
                                         December 31,
                                         1994 in
                                         connection with
                                         the Registrant's
                                         1995 Annual
                                         Meeting of
                                         Shareholders).
               Exhibit 10.9     --       Wellman Sale
                                         Agreement
                                         (incorporated
                                         herein by
                                         reference to
                                         Exhibit B of
                                         Registrant's
                                         definitive Proxy
                                         Statement for
                                         the fiscal
                                         year ended
                                         December 31,
                                         1994 in
                                         connection with
                                         the Registrant's
                                         1995 Annual
                                         Meeting of
                                         Shareholders).
               Exhibit 23*      --       Consent of
                                         Independent
                                         Auditors.
               Exhibit 27*      --       Financial Data
                                         Schedule.


-----------

*Filed with this Report on Form 10-K
#Management compensatory plan or arrangement


     (b)       Reports on Form 8-K

               No reports on Form 8-K were filed by the Registrant during the quarter ended
               December 31, 1995.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              MLX Corp.

Dated: March 13, 1996         By:/S/ THOMAS C. WAGGONER
                              President & Chief Financial
                              Officer

Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 13, 1996.

        Signature                    Title

/s/ Brian R. Esher            Chairman of the Board &
                              Chief Executive Officer and
                              Director (Principal
                              Executive Officer)

/s/ Thomas C. Waggoner        President & Chief Financial
                              Officer(Principal Financial
                              and Accounting Officer)

/s/ Willem F.P. de Vogel      Director

/s/ Alfred R. Glancy III      Director

/s/ S. Sterling McMillan, III Director

/s/ J. William Uhrig          Director

/s/ W. John Roberts           Director

/s/ H. Whitney Wagner         Director

MLX CORP.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 1995
ITEM 8
REPORT OF INDEPENDENT AUDITORS
FINANCIAL STATEMENTS

SECTION F

REPORT OF INDEPENDENT AUDITORS

BOARD OF DIRECTORS
MLX CORP.


We have audited the accompanying consolidated balance sheets of MLX Corp. as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MLX Corp. at December
31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.


Ernst & Young LLP

March 7, 1996
Atlanta, Georgia
-F1-

MLX CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
                                                                       December 31
                                                               1995                    1994

ASSETS
    Current assets:
      Cash and cash equivalents                             $32,903                 $   640
      Prepaid expenses                                          103                      --
      Escrow funds                                            4,113                      --
          Total current assets                               37,119                     640
      Equipment and other assets                                  5                       2
      Tax escrow funds                                        1,385                      --
      Net assets held for disposal                               --                  13,232
          Total assets                                      $38,509                 $13,874

LIABILITIES
    Current liabilities:
      Accounts payable                                      $    --                 $    14
      Accrued compensation and benefits                          75                     201
      Other accrued liabilities and expenses                    310                     208
      Accrued taxes                                             289                      47
      Dividends payable on Series A Preferred Stock              --                     212
          Total current liabilities                             674                     682

    Long-term debt                                               --                   2,463
    Other long-term liabilities                               1,957                      --

    Shareholders' equity:
      Preferred stock, no par value - authorized 1,500,000
          shares; none outstanding                               --                      --
      Preferred stock, Series A, $30 par value -
          authorized 500,000 shares; none outstanding
          (264,000 shares in 1994)                               --                   7,265
      Common stock, $.01 par value -
         authorized 38,500,000 shares; 2,607,000 shares
          outstanding (2,540,000 shares in 1994)                 26                      25
      Capital in excess of par value                         72,841                  61,874
      Retained earnings deficit                             (36,989)                (57,147)
                                                             35,878                  12,017
      Other equity adjustments                                   --                  (1,288)
          Total shareholders' equity                         35,878                  10,729
          Total liabilities and shareholders' equity        $38,509                 $13,874

See accompanying notes
-F2-

MLX CORP.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)                                                                Year ended December 31
                                                                    1995                   1994                 1993

Net sales..................................................         $    --                $    --              $    --
General and administrative expenses........................           1,015                    827                1,342
Operating loss from continuing operations..................          (1,015)                  (827)              (1,342)
Interest income............................................           1,074                     17                   12
Interest expense...........................................            (114)                  (202)                (366)
Other income (expense).....................................             (18)                   (94)                  81

Loss before income taxes, discontinued operations
      and extraordinary item...............................             (73)                (1,106)              (1,615)
Federal income tax benefit.................................             (18)                  (376)                (549)
Loss from continuing operations before
       extraordinary item..................................             (55)                  (730)              (1,066)

Discontinued operations:
    Earnings from operations (net of income tax
      of $1,928 in 1995, $2,764 in 1994
        and $2,466 in 1993)................................           2,507                  3,477                3,105
    Gain on disposal of business
      (net of income tax of $13,311).......................          18,086                     --                   --
      Earnings from discontinued operations................          20,593                  3,477                3,105
Extraordinary gain on early retirement of debt
    (net of income taxes of $140 in 1995
      and $1,869 in 1993)..................................             272                     --               3,627
Net earnings...............................................          20,810                  2,747               5,666
Dividends and accretion on preferred stock.................            (652)                (1,058)               (873)
Earnings applicable to common stock........................         $20,158                $ 1,689             $ 4,793

Earnings per share:
    Loss from continuing operations (net of dividends and
      accretion on preferred stock)........................         $ (0.26)               $ (0.68)            $ (0.74)
    Discontinued operations:
      Earnings from operations.............................             .93                   1.33                1.19
      Gain on disposal of business.........................            6.76                     --                  --
    Extraordinary gain on early retirement of debt.........             .10                     --                1.38
      Net earnings.........................................         $  7.53               $   0.65             $  1.83
Average outstanding common shares and
    dilutive options.......................................           2,676                  2,613               2,620

See accompanying notes.

-F-3-

MLX CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
                                                           Series A              Capital in    Retained         Other
                                                          Preferred   Common     Excess of     Earnings        Equity
                                                            Stock      Stock     Par Value     (Deficit)     Adjustments     Total
                                                          ---------   ------     ----------    ---------     -----------     -----
BALANCE AT JANUARY 1, 1993............................    $ 5,100     $ 254       $57,319      $(63,629)      $  (888)    $(1,844)
  Issuance of 64,000 shares of preferred stock in
      connection with the retirement of debt                1,646        --            --            --            --       1,646
  Dividends and accretion on preferred stock                  235        --            --          (873)           --        (638)
  Foreign currency translation adjustment                      --        --            --            --          (509)       (509)
  Benefit of pre-reorganization tax
      loss carryforwards..............................         --        --         3,112            --            --       3,112
  One-for-ten-reverse stock split.....................         --      (229)          118            --            --        (111)
  Stock options exercised.............................         --        --             2            --            --           2
  Net earnings........................................         --        --            --         5,666            --       5,666

BALANCE AT DECEMBER 31, 1993..........................      6,981        25        60,551       (58,836)       (1,397)      7,324

  Dividends and accretion on preferred stock                  284        --            --        (1,058)           --        (774)
  Foreign currency translation adjustment.............         --        --            --            --           109         109
  Benefit of pre-reorganization tax
      loss carryforwards..............................         --        --         1,314            --            --       1,314
  Stock options exercised.............................         --        --             9            --            --           9
  Net earnings........................................         --        --            --         2,747            --       2,747

BALANCE AT DECEMBER 31, 1994..........................      7,265        25        61,874       (57,147)       (1,288)     10,729
  Dividends and accretion on preferred stock..........        117        --            --          (652)           --        (535)
  Foreign currency translation adjustment.............         --        --            --            --           (77)        (77)
  Benefit of pre-reorganization tax
      loss carryforwards..............................         --        --        11,325            --            --      11,325
  Stock options exercised.............................         --         1           180            --            --         181
  Equity adjustment upon sale of S.K. Wellman.........         --        --            --            --         1,365       1,365
  Redemption of preferred stock.......................     (7,382)       --          (538)           --            --      (7,920)
  Net earnings........................................         --        --            --        20,810            --      20,810

BALANCE AT DECEMBER 31, 1995..........................     $   --      $ 26       $72,841      $(36,989)       $   --     $35,878

See accompanying notes.

-F-4-

MLX CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                                                                       Year ended December 31
                                                                                   1995          1994            1993
                                                                                  -----         ------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Earnings (loss) from continuing operations
     (including extraordinary gain on early
      retirement of debt)................................................        $  217         $(730)         $ 2,561
    Adjustments to reconcile earnings (loss) from
     continuing operations to net cash used in
      operating activities from continuing operations:
     Extraordinary gain on early retirement of debt......................          (412)           --           (5,496)
     Charge in lieu of federal income taxes
      (federal income tax benefit).......................................           122          (376)           1,320
     Depreciation and amortization.......................................            --             8               39
     Change in operating assets and liabilities of
      continuing operations:
       Prepaid expenses..................................................          (217)           (1)            116
       Accounts payable and accrued expenses.............................        (1,655)       (1,195)            144
       Other.............................................................           (54)          540              29
    Net cash used in operating activities from
     continuing operations...............................................        (1,999)       (1,754)         (1,287)
    Net cash provided by operating activities from
     discontinued operations.............................................         3,875         6,817           7,343
Net cash provided by operating activities..............................           1,876         5,063           6,056

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of S.K. Wellman.................................          49,177            --              --
    Redemption of Series A Preferred Stock.............................          (7,920)           --              --
    Increase in escrow funds for warranties and taxes..................          (5,498)           --              --
    Investing cash flows from discontinued operations..................          (1,437)       (2,985)         (1,820)
Net cash provided by (used in) investing activities....................          34,322        (2,985)         (1,820)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of dividends on Series A Preferred Stock..................            (747)       (1,200)             --
    Repayment of debt..................................................          (2,076)           --          (6,479)
    Stock options exercised and other..................................             181             9             (47)
    Financing cash flows from discontinued operations..................          (1,740)         (785)          2,608
Net cash used in financing activities..................................          (4,382)       (1,976)         (3,918)

Net increase in cash and cash equivalents..............................          31,816           102             318

Cash and cash equivalents at January 1.................................           1,087           985             667
Cash and cash equivalents at December 31
 (including cash of discontinued operations
   of $447 in 1994 and $289 in 1993)..................................          $32,903       $ 1,087          $  985

See accompanying notes.

-F-5-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

MLX Corp. (MLX or the Company) is a publicly traded company which has invested in operating subsidiaries in a variety of industries.

During 1995 the Company sold its sole remaining operating subsidiary, S.K. Wellman Limited, Inc. (Wellman).
Accordingly, the accompanying financial statements and notes have been restated to report the financial condition and operating results of Wellman as a discontinued operation.

PRINCIPLES OF CONSOLIDATION

The financial statements include the accounts of MLX and, prior to their sale, its wholly owned subsidiaries. The wholly owned subsidiaries include S.K. Wellman Limited, Inc. and each of its wholly owned subsidiaries - comprising the Wellman business. Upon consolidation, all significant intercompany accounts and transactions were eliminated.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.
Actual results may differ from those estimates.

CASH EQUIVALENTS

Cash equivalents consist of investments in short-term asset management accounts with five banking institutions, none of which holds greater than $8 million of these assets. All investments are stated at cost plus accrued interest which approximates market value. At December 31, 1995 the Company's average rate of return on these investments was approximately 5.17%. As these investments account for all of the Company's income subsequent to the sale of Wellman, the Company's future financial results will be impacted by changes in the short-term interest rates available to the Company. For purposes of the accompanying Consolidated Statements of Cash Flows, the
Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

FEDERAL INCOME TAXES

Any tax benefits resulting from the utilization of the Company's federal net operating loss or other carryforwards existing at December 11, 1984, the date of confirmation of the Plan of Reorganization
(Confirmation Date), are excluded from operations and credited to capital in excess of par value in the year such tax benefits are realized.
-F-6-

STOCK OPTIONS

Proceeds from the sale of stock under options are credited to common stock at par value and the excess of the option price over par value is credited to capital in excess of par value.

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The
Company accounts for stock option grants in accordance with APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO
EMPLOYEES, and intends to continue to do so.

EARNINGS PER COMMON SHARE

Primary earnings per common share is based on the weighted average number of shares outstanding during each year and dilutive common stock equivalents. Earnings applicable to common stock is determined by adjusting net earnings for dividends and accretion on preferred stock.

RELATIONSHIP WITH PAMECO CORPORATION

MLX has an arrangement with Pameco Corporation (Pameco) pursuant to which MLX shares certain management, operational and administrative functions. The costs for such services are also shared. MLX paid $60,000 to Pameco
Corporation under this agreement in 1995 and in 1994. MLX received $81,500 (net of amounts paid) in 1993. Such amounts are included as a component of general and administrative expenses in the accompanying Consolidated
Statements of Income.

2. SALE OF S.K. WELLMAN SUBSIDIARY

On April 10, 1995 the Company entered into a stock purchase agreement (the Agreement) with a third party for the sale of all the common stock of Wellman for $60 million, which includes certain amounts related to the repayment or assumption of debt and capital leases by the purchaser. Such sale was approved by the common shareholders of MLX Corp. at the 1995 annual meeting of shareholders and was completed on June 30, 1995. The cash proceeds received by the Company pursuant to the transaction, less purchase price adjustments and estimated expenses, amounted to $48.9 million.

In connection with the sale of the Wellman subsidiary, the Company repaid its principal and interest obligations under the Variable Rate Subordinated Notes and Zero
Coupon Bonds and redeemed its Series A Preferred Stock along with unpaid dividends. The net proceeds to the Company from the transaction after such repayments were $38.5 million.

A portion of these proceeds was used by the Company to fund an escrow account of $4 million to partially collateralize its indemnification obligations in the purchase and sale agreement. This escrow fund is expected to exist for a period of 15 months from the date of the sale and accordingly has been classified as a current asset at December 31, 1995. The Company's maximum liability under the indemnification provisions in the Agreement is $5 million. An additional escrow
-F-7-
fund amounting to $1,250,000 was established at June 30, 1995 (and adjusted to $1,347,000 in August 1995) relating to certain estimated income tax obligations arising from the sale. This escrow fund has been classified as long-term in the Consolidated Balance Sheet. Other Long-Term Liabilities include taxes related to this escrow fund which are estimated to be payable after one year.

The transaction resulted in a gain of $31.4 million. Income taxes were provided for this gain as follows (in thousands):

  Federal and state income taxes due and payable         $ 3,291
  Pro-forma charge in lieu of federal income taxes        10,020
                                                         --------
                                                         $13,311

The accompanying consolidated financial statements reflect the operating results, balance sheet and cash flows of the discontinued operations separately from continuing operations for all years presented.

The operating results of the discontinued operations were as follows (the 1995 results include operations through the date of the sale):

                                                           Year ended December 31
                                                               (in thousands)
                                                         1995       1994       1993
                                                      -------    -------    -------
   Net sales........................................  $34,916    $60,858    $57,036
   Earnings from operations before income taxes.....  $ 4,435    $ 6,241    $ 5,571
   Income taxes.....................................   (1,928)    (2,764)    (2,466)
   Earnings from discontinued operations............  $ 2,507    $ 3,477    $ 3,105

Net assets of the discontinued operations at December 31, 1994 were as follows:





   Cash and cash equivalents..................  $    447
   Accounts receivable........................     9,638
   Inventories................................     9,681
   Prepaid expenses and other current assets..       958
   Property, plant and equipment, net.........    13,361
   Intangible assets, net.....................     2,288
   Other assets...............................       509
   Accounts payable and accrued expenses......    (9,464)
   Debt and capital leases....................   (11,807)
   Other accrued liabilities..................    (2,379)
                                                ---------
                                                $ 13,232

-F-8-

The following table provides supplemental information pertaining to the discontinued operations in the Consolidated Statements of Cash Flows (the 1995 cash flows include operations through the date of the sale):

                                                                                              Year ended December 31
                                                                                     -----------------------------------
                                                                                                  (in thousands)

                                                                                     1995              1994         1993
           CASH FLOWS FROM OPERATING ACTIVITIES:
               Earnings from discontinued operations. . . . . . . . . . . .      $ 2,507           $ 3,477      $ 3,105
               Adjustments to reconcile earnings to net
                 cash provided by discontinued operating
                 activities:
                 Depreciation and amortization. . . . . . . . . . . . . . .        1,062             2,269        2,552
                 Charge in lieu of federal income taxes . . . . . . . . . .        1,183             1,690        1,792
                 Changes in operating assets and liabilities:
                   Accounts receivable. . . . . . . . . . . . . . . . . . .       (1,158)           (1,281)         (84)
                   Inventories and prepaid expenses . . . . . . . . . . . .         (791)           (1,606)        (506)
                   Accounts payable and accrued expenses. . . . . . . . . .          310             2,115        1,486
                   Other. . . . . . . . . . . . . . . . . . . . . . . . . .          762               153       (1,002)
           Net cash provided by operating activities. . . . . . . . . . . .      $ 3,875           $ 6,817      $ 7,343
            CASH FLOWS FROM INVESTING ACTIVITIES:
               Purchase of property, plant, and equipment . . . . . . . . .      $(1,437)          $(2,985)     $(1,820)
           Net cash used in investing activities. . . . . . . . . . . . . .      $(1,437)          $(2,985)     $(1,820)
            CASH FLOWS FROM FINANCING ACTIVITIES:
               Borrowings on long-term debt . . . . . . . . . . . . . . . .      $   522           $   976      $10,740
               Repayment of debt. . . . . . . . . . . . . . . . . . . . . .       (2,262)           (1,761)      (8,132)
           Net cash provided by (used in)
             financing activities . . . . . . . . . . . . . . . . . . . . .      $(1,740)          $  (785)     $ 2,608

3. GAIN ON EARLY RETIREMENT OF DEBT

In connection with the sale of Wellman (see Note 2), the Company retired Zero Coupon Bonds and Variable Rate Subordinated Notes with a carrying value of $2.5 million with cash payments totaling $2.1 million. The resulting net gain on early retirement of debt (net of a pro-forma charge in lieu of federal income taxes of $140,000) has been reported as an extraordinary item.

Also on June 30, 1995, the Company redeemed all its outstanding shares of Series A Preferred Stock for cash payments totaling $7.9 million, the contractual redemption value. The difference between this redemption amount and the carrying value of $7.4 million was charged to Capital in Excess of Par Value.
-F-9-

During the quarter ended June 30, 1993, the Company exchanged shares of its Series A Preferred Stock (see Note 5) with an approximate fair value of $1.6 million (face value of $1.9 million) and 1993 Variable Rate Subordinated Notes with an approximate fair value of $1.4 million for Zero Coupon Bonds with a carrying value of $8.5 million. The resulting net gain on early retirement of debt of $3.6 million was reported in the quarter ended June 30, 1993 as an extraordinary item.

4. LONG-TERM DEBT

The components of long-term debt are as follows (in thousands):

                                                   1995      1994
                                                   ----    ------
  Zero coupon bonds net of unamortized discount
     of $130 in 1994. . . . . . . . . . . . . .    $ --    $1,022
  Variable rate subordinated notes. . . . . . .      --     1,441


                                                   $ --    $2,463

At December 31, 1994, the Company had outstanding Zero Coupon
Bonds with a maturity date of March 2002. Such bonds were redeemed during 1995 in connection with the sale of Wellman.

In April 1993 MLX issued variable rate subordinated notes to certain holders of its Zero Coupon Bonds. The notes were initially recorded at their estimated fair value and were being increased to the redemption value of $1,444,000 during the period from date of issuance until March 19, 2002 (date of maturity). The notes were due in 2002 or, on a pro rata basis, whenever shares of the Series A preferred stock are repurchased. All such notes were redeemed during 1995 in connection with the sale of Wellman.

Interest paid was $127,000 in 1995, $197,000 in 1994, and
$122,000 in 1993.

5. SHAREHOLDERS' EQUITY AND STOCK OPTIONS

The assets and liabilities of foreign operations of the discontinued operations were translated into U.S. dollars at current exchange rates with the resulting cumulative translation adjustment, $(1,018,000) at December 31, 1994 and $(1,127,000) at
December 31, 1993, recorded as a separate component of shareholders' equity. In connection with the sale of Wellman, the cumulative translation adjustment at June 30, 1995 was included in the calculation of the gain on the sale.

The Company has two stock option plans. Under the MLX Corp. Stock Option Plan, adopted in 1985, the Company granted stock options to certain officers, directors and key employees at prices not less than the market value on the date the option was granted. At December 31, 1995 30,200 options were outstanding under this Plan (excluding 190,400 options issued to the Company's Chief Executive Officer - see below) with exercise periods extending through December 1999. No new options may be granted under this Plan.
-F-10-

Under the MLX Corp. Stock Option and Incentive Award Plan (the "1995 Plan"), adopted in 1995, stock-based awards may be issued to key employees (including directors who are also employees) and certain others in a variety of forms. Such awards may include incentive stock options, non-qualified stock options, restricted stock and outright stock awards. A total of 125,000 shares of MLX common stock are reserved under the 1995 Plan and no option granted under the 1995 Plan can have an exercise date greater than ten years from the date of the grant. The 1995 Plan terminates in June 2005.

A summary of transactions under both plans is as follows:

                                                   1995                  1994                  1993
                                                   ----                  ----                  ----
                                             NUMBER                Number                Number
                                               OF     PRICE PER      of     Price Per      of     Price Per
                                             SHARES     SHARE      Shares     Share      Shares     Share
                                            -------  ----------    ------  ----------    ------  -----------
Outstanding at beginning of year.....       104,467  $2.50-8.44    94,733  $2.50-8.44    87,000  $2.50-33.70
   Granted...........................        30,000        9.25    14,300        4.00    11,800   4.25- 8.44
   Exercised.........................       (67,834)  2.50-8.44    (3,600)       2.50      (867)  2.50- 8.44
   Cancelled.........................        (6,433)  2.50-8.44      (966)  2.50-8.44    (3,200)  2.50-33.70
Outstanding at end of year...........        60,200  $2.50-9.25   104,467  $2.50-8.44    94,733  $2.50- 8.44
AT DECEMBER 31:
   Exercisable.......................        36,033                91,100                58,854
   Reserved for future grant.........        95,000                 3,817                17,151

On February 11, 1991, MLX issued options to its Chief Executive Officer (CEO) to acquire 190,400 shares of the Company's common stock at $5.00 per share (the market value at date of grant), which are not reflected in the table above. At December 31, 1995, all such options are exercisable and will expire in February 1998. The options contain a clause that in the event that any new or existing shareholders increase their percentage ownership interest of the Company's common stock by 5% or more, the options are immediately converted to Stock Appreciation Rights (SAR). The options also provide for anti-dilution adjustments in certain events, including a stock dividend, merger, consolidation or other recapitalization.

The Company is authorized to issue up to 500,000 shares designated as Series A Preferred Stock with a par value and liquidation preference of $30 per share. The Series A Preferred Stock is non-voting. Dividends on shares of Series A Preferred Stock outstanding during 1995, 1994 and 1993 were payable in cash on the basis of an increasing rate formula (12.5% at June 30, 1995 and 11% at December 31, 1994). All outstanding shares of Series A Preferred Stock were redeemed by the Company with the proceeds from the sale of Wellman.
-F-11-

An aggregate of 264,000 shares of Series A Preferred Stock was issued to certain holders of Zero Coupon Bonds as of December 1992 and April 1993. The Series A Preferred Stock was initially recorded at its estimated fair value and was being increased to the redemption price of $30 per share during the period from date of issuance until January 1, 1999 (commencement of maximum annual dividend rate). This annual accretion, based on the interest method, was charged to retained earnings and amounted to $117,000 in 1995, $284,000 in 1994 and $235,000 in 1993.

6. INCOME TAXES

The Company accounts for income taxes in accordance with the liability method as required by FASB Statement No. 109, "Accounting for Income Taxes."

At December 31, 1995, MLX has net operating loss carryforwards, existing as of the Confirmation Date, of approximately $240 million which are available to offset future taxable income for federal income tax purposes. Such carryforwards expire as of December 31 in each of the years as follows: $20.6 million in 1996, $144.3 million in 1997, $1.2 million in 1998 and $73.8 million in 1999. Any tax benefit derived from the utilization of these net operating loss carryforwards is excluded from operations and credited to capital in excess of par value in the year such tax benefits are utilized.

Subsequent to the Confirmation Date, the Company has available (for federal income tax purposes), net operating loss carryforwards of approximately $59.2 million, which expire as of December 31 in each of the years as follows: $2.7 million in 2000, $2.2 million in 2002, $5.0 million in 2005, $2.0 million in 2006 and $47.3 million in 2007.

The cumulative net operating loss for financial reporting purposes approximates the tax amount as shown above. The components of the income tax provision are as follows (in thousands):

                                                         1995      1994      1993

  CHARGE IN LIEU OF FEDERAL INCOME TAXES
   (FEDERAL INCOME TAX BENEFIT):
      Continuing operations...........................  $ (18)    $(376)   $ (549)
      Extrordinary gain on early retirement of debt...    140        --     1,869
          Total.......................................  $ 122     $(376)   $1,320

Income tax expense associated with discontinued operations is set forth in Note 2.
-F-12-

The charge in lieu of federal income taxes (federal income tax benefit) approximates the statutory rate applied to earnings before income taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):




                                                  1995      1994

Federal net operating loss carryforward...... $102,000  $114,000
State net operating loss carryforward........    3,000     3,000
Reserves and other...........................    1,000     1,000
    Total....................................  106,000   118,000
Valuation allowance for deferred tax assets.. (106,000) (118,000)
Net deferred tax assets...................... $     --   $     --

The valuation allowance for deferred tax assets decreased $2 million during 1994.
-F-13-

[IBC}Corporate Data

Executive Office                 Legal Counsel
1000 Center Place                Kilpatrick & Cody
Norcross, Georgia 30093          Atlanta, Georgia

Independent Auditors             Stock Transfer Agent & Registrar
Ernst & Young LLP                American Stock Transfer & Trust
Atlanta, Georgia                 Company
                                   New York, New York

MLX Corp. common stock is traded on the NASDAQ National Market under the symbol "MLXR".

For more information about the Company contact the Investors
Relations Department at (770) 798-0677 or write to MLX Corp.,
1000 Center Place, Norcross, Georgia 30093.

The annual meeting of shareholders of MLX Corp. will be held on May 1, 1996 at 11:00 a.m. at the offices of Kilpatrick & Cody,
1100 Peachtree Street, Suite 2700, Atlanta, Georgia.

[recycle logo] Printed on Recycled paper

Designed and produced by Phoenix Communications, Inc. / Atlanta,
Georgia

[BC] MLX LOGO
MLX Corp. Headquarters
1000 Center Place
Norcross, Georgia 30093
(770) 798-0677
FAX (770) 798-0633