Form 10-Q
period 1996-03-31
MLX CORP /MI
filed 1996-05-10
CIK 64247

CONFORMED

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

       Quarterly Report Under Section 13 or 15(d) of the
                Securities Exchange Act of 1934


For the Quarter ended                      Commission File Number
MARCH 31, 1996                                            I-4795


                            MLX CORP.
     (Exact name of registrant as specified in its charter)



             Georgia                                38-0811650
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                Identification No.)

1000 Center Place, Norcross, Georgia                      30093
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number,                    (770) 798-0677
including area code

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes XX No ___

The number of shares outstanding of the Registrant's Common
Stock, par value $.01, as of the close of business on March 31, 1996 was 2,607,384.




PART I - FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MLX Corp.


                                      March 31      December 31
                                        1996            1995
ASSETS
Current Assets
   Cash and cash equivalents          $33,104         $32,903
   Prepaid expenses                        56             103
   Escrow funds                         4,163           4,113
          Total Current Assets         37,323          37,119

Equipment and Other Assets                  5               5

Tax Escrow Funds                        1,401           1,385

TOTAL ASSETS                          $38,729         $38,509


CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MLX Corp.


                                                                March 31        December 31
                                                                  1996             1995

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accrued compensation and benefits                            $    41          $    75
   Other accrued liabilities and expenses                           366              310
   Accrued taxes                                                    300              289
           Total Current Liabilities                                707              674

Other Long-Term Liabilities                                       1,967            1,957

Shareholders' Equity
   Common stock, $.01 par value - authorized 38,500,000
     shares; 2,607,000 shares outstanding in 1996 and 1995           26               26
   Capital in excess of par value                                72,902           72,841
   Retained earnings deficit                                    (36,873)         (36,989)
           Total Shareholders' Equity                            36,055           35,878

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $38,729          $38,509

Dollars in thousands
See notes to consolidated financial statements


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
MLX Corp.

                                                                   For the Quarter Ended
                                                                         March 31
                                                                 1996               1995

Net Sales                                                       $  --             $   --

        General and administrative expenses                       280                200
Operating Loss from Continuing Operations                        (280)              (200)

        Interest income                                           460                  9
        Interest expense                                           --                (57)

Earnings (Loss) before Income Taxes
   and Discontinued Operations                                    180               (248)

Provision for Income Taxes:
        Federal income taxes due and payable                       (3)                --
        (Charge in lieu of federal income taxes)
             Federal income tax benefit                           (61)                84

Earnings (Loss) from Continuing Operations                        116               (164)

Earnings from Discontinued Operations
        (net of income tax of $871)                                --              1,158

Net Earnings                                                      116                994
      Dividends and accretion on preferred stock                   --                300

Earnings Applicable to Common Stock                             $ 116             $  694

Earnings per Share:
        Earnings (loss) from continuing operations (net of
          dividends and accretion on preferred stock)           $0.04             $(0.18)
        Earnings from discontinued operations                      --               0.45
        Earnings applicable to common stock                     $0.04             $ 0.27

Average Outstanding Common Shares and Dilutive Options          2,737              2,574

Dollars in thousands, except per share data
See notes to consolidated financial statements


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
MLX Corp.

                                                                                              For the Quarter Ended
                                                                                                     March 31
                                                                                             1996              1995
Cash Flows from Operating Activities:
  Earnings (loss) from continuing operations                                               $   116           $ (164)
  Adjustments to reconcile earnings (loss) from continuing operations to net cash used in operating activities from continuing operations:
       Charge in lieu of federal income taxes
        (federal income tax benefit)                                                            61              (84)
       Change in operating assets and liabilities of continuing operations:
        Prepaid expenses                                                                        47               (4)
        Accounts payable, accrued expenses and other                                            43              (26)
 Net cash provided by (used in) operating activities from continuing operations                267             (278)
 Net cash provided by operating activities from discontinued operations                         --            1,197

Net cash provided by operating activities                                                      267              919

Cash Flows from Investing Activities:
  Increase in escrow fund for warranties and taxes                                             (66)              --
  Investing cash flows from discontinued operations                                             --             (620)
Net cash used in investing activities                                                          (66)            (620)

Cash Flows from Financing Activities:
  Net proceeds under revolving credit agreement                                                 --               12
  Payments of dividends on Series A Preferred Stock                                             --             (212)
  Financing cash flows from discontinued operations                                             --             (540)
Net cash used in financing activities                                                           --             (740)

Net Increase (Decrease) in Cash and Cash Equivalents                                           201             (441)

Cash and cash equivalents on January 1                                                      32,903            1,087

Cash and cash equivalents on March 31
  (including cash of discontinued operations of ($12) in 1995)                             $33,104           $  646

Supplemental Cash Flow Disclosure
 Taxes paid on income                                                                      $    --           $   --
 Interest paid on debt obligations                                                         $    --           $   39

Dollars in thousands, except per share data
See notes to consolidated financial statements


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MLX Corp.

The Consolidated Financial Statements have been prepared by the Registrant without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations. These financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

In the opinion of the Registrant, the accompanying Consolidated Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and December 31, 1995 and the results of operations and cash flows for the quarters ended March 31, 1996 and 1995.

Note A - Income Taxes

At January 1, 1996, the Registrant had available net operating loss carry forwards of approximately $299 million which are available to offset future taxable income for federal income tax purposes. Accordingly, the Company has federal tax liability only for Alternative Minimum Tax amounts and the charge in lieu of federal income taxes included in the statements of operations for the quarters ended March 31, 1996 and 1995 is not accruable or payable. The following table illustrates the effect of this pro forma charge on the Company's earnings applicable to common stock and earnings per share for the respective periods (in thousands, except per share data).

                                           Quarter Ended March 31
                                              1996          1995

 Earnings applicable to common
       shareholders                          $ 116         $  694
 Charge in lieu of federal income
       taxes which is not accruable
       or payable                               61            492
 Total Earnings Applicable to Common Stock   $ 177         $1,186
 Total Earnings per Share                    $0.06         $ 0.46

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

A portion of these proceeds was used by the Company to fund an escrow account of $4 million to partially collateralize its indemnification obligations in the purchase and sale agreement. This escrow fund is expected to exist for a period of 15 months from the date of sale and accordingly has been classified as a current asset. The Company's maximum liability under the indemnification provisions in the agreement is $5 million. An additional escrow fund amounting to $1,250,000 was established at June 30, 1995 (and adjusted to $1,347,000 in August 1995) relating to certain estimated income tax obligations arising from the sale and has been classified as a long-term asset. Other Long-Term Liabilities include taxes related to this escrow fund which are estimated to be due after one year.

The transaction resulted in a gain of $31.4 million which was reported in the second quarter of 1995. Income taxes were provided for this gain as follows (in 000's)

 Federal and State Income Taxes Due and Payable          $ 3,291
 Pro-Forma Charge in Lieu of Federal Income Taxes         10,020
                                                         $13,311

The consolidated financial statements for the quarter ended March
31, 1995 have been restated to report the results of operations and statement of cash flow for S.K. Wellman as a discontinued operation in accordance with APB Opinion 30.

The operating results of the discontinued S.K. Wellman operations for the quarter ended March 31, 1996 and 1995 were as follows (in 000's)
                                           Quarter Ended March 31
                                              1996         1995
Net Sales                                      --        $18,002
Incomes from operations before taxes           --        $ 2,029
Income taxes                                   --            871
Income from Discontinued Operations            --        $ 1,158

Note C - Early Retirement of Debt and Preferred Stock Redemption

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

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Basis of Discussion: The accompanying financial statements report the financial condition and results of operations of the S.K. Wellman subsidiary as a discontinued operation. Accordingly, the results of operations of Wellman for the quarter ended March 31, 1995 are excluded from earnings/(loss) from operations.

The discussion below addresses the operations and financial condition of the Registrant only. After the disposal of Wellman, the Registrant has no recurring revenues or operating subsidiaries. In the short-term, the Company intends to invest the proceeds of the Wellman transaction in short-term repurchase instruments managed by selected commercial banks. Since the divestiture of Wellman, the Company has been actively engaged in pursuing the acquisition of new businesses where purchase valuations are attractive. No agreements have been entered into with respect to any acquisition opportunity.

Operations: The general and administrative expenses of the Registrant are incurred for acquisition search, compensation, occupancy, shareholder costs (such as printing, distribution and stock transfer fees) and legal and professional matters. The sale of the Wellman subsidiary is not expected to materially alter the level of these expenses incurred by the Registrant.

In connection with the sale of S.K. Wellman on June 30, 1995, the Company repaid its principal and interest obligations under the Variable Rate Subordinated Notes and Zero Coupon Bonds and redeemed its Series A Preferred Stock along with unpaid dividends resulting in no interest expense or preferred dividends in the quarter ended March 31, 1996.

The Company considers its business to be that of seeking to acquire an operating business that meets its financial acquisition criteria. Accordingly, the Company believes that it is not an investment company as defined by the Investment Company Act of 1940. Until June 30, 1996, this belief is supported by the Company's compliance with the safe harbor provisions of Rule 3a-2 under the Investment Company Act, compliance with which effectively excepts the Company from the definition of investment company. However, given the Company's inability to control the timing of any acquisition, and the uncertainty of the Company's status under the Investment Company Act past June 30, 1996, the Company is in the process of preparing an application to the Securities and Exchange Commission requesting an order declaring that the Company is not an investment company or, alternately, requesting an exemption from all or most substantive provisions of the Investment Company Act. If such application is denied and/or the Company is otherwise deemed to be an investment company, the Company would be required to register under that Investment Company Act and would thereafter be subject to regulation thereunder, which would add complexity to the Company's pursuit of its acquisition strategy, add to the expenses of the Company and fundamentally alter the presentation of the Company's financial statements.

Liquidity and Capital Resources: At March 31, 1996, the Registrant had working capital of $36.6 million, consisting principally of cash and short-term investments of $33.1 million, escrow funds totaling $4.2 million and estimated short-term obligations for income taxes, transaction expenses and compensation of $0.7 million. The Company's short-term investments at March 31, 1996 consisted principally of repurchase arrangements collateralized by U.S. Treasury and federal agency obligations.

In connection with the sale of Wellman, the Company funded an escrow fund with a cash payment of $4 million to partially collateralize the indemnification obligations of the Registrant in the purchase and sale agreement. The Company's maximum liability under such indemnity provisions is $5 million. Any amount remaining in the escrow fund after September 30, 1996, net of any allowed or asserted claims, will be disbursed to MLX. An additional escrow fund amount to $1,250,000 was established at June 30, 1995 (adjusted to $1,347,000 in August 1995) relating to certain estimated income tax obligations arising from the sale.

The Company was advised by NASDAQ on February 5, 1996 that it failed to comply with Section 3(a)3 of Schedule D of the NASD By-Laws by not having an operating business activity. A temporary exception was granted on that date permitting the Registrant's common shares to remain listed on the NASDAQ National Market until June 30, 1996. At that time, if an additional exception is not granted or if compliance is not achieved, the Registrant's shares will be delisted and traded on the Domestic OTC Electronic Bulletin Board.

The Registrant believes that its current financial resources are adequate to meet its projected operating needs in 1996.

PART II - OTHER INFORMATION

Item 1.          Legal Proceedings

                 None.

Item 2.        Changes in Securities

               None.

Item 3.        Default Upon Senior Securities

               None.

Item 4.        Submission of Matters to a Vote of Security
               Holders

                None.

Item 5.        Other Information

                None.

Item 6.        Exhibits and Reports on Form 8-K

                (a)  Exhibit 27* - Financial Data Schedule

                (b)  Reports on Form 8-K:
                       None

*Filed with this report.



                           SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused the Report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:     May 6, 1996                          MLX Corp
                                             (Registrant)

 BY:  /s/ THOMAS C. WAGGONER
       Thomas C. Waggoner
       Chief Executive Officer and President