Form 10-Q
period 1996-06-30
MLX CORP /MI
filed 1996-08-14
CIK 64247

CONFORMED

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

         Quarterly Report Under Section 13 or 15(d) of the
                   Securities Exchange Act of 1934


For the Quarter ended JUNE 30, 1996      Commission File Number I-4795

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

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes XX No ___

The number of shares outstanding of the Registrant's Common Stock, par value $.01, as of the close of business on June 30, 1996 was 2,617,584.

PART I - FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MLX Corp.

                                             June 30      December 31
                                               1996           1995
Assets

Current assets
   Cash and cash equivalents . . . . . . .    $33,348        $32,903
   Prepaid expenses. . . . . . . . . . . .          3            103
   Escrow funds. . . . . . . . . . . . . .      4,213          4,113
          Total current assets . . . . . .     37,564         37,119

Equipment and other assets . . . . . . . .          5              5

Tax escrow funds . . . . . . . . . . . . .      1,418          1,385

Total assets . . . . . . . . . . . . . . .    $38,987        $38,509

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MLX Corp.

                                                                           June 30         December 31
                                                                             1996              1995
Liabilities and shareholders' equity

Current liabilities
   Accrued compensation and benefits. . . . . . . . . . . . . . . .        $    55           $    75
   Other accrued liabilities and expenses . . . . . . . . . . . . .            391               310
   Accrued taxes. . . . . . . . . . . . . . . . . . . . . . . . . .            279               289
           Total current liabilities. . . . . . . . . . . . . . . .            725               674

Other long-term liabilities . . . . . . . . . . . . . . . . . . . .          1,977             1,957

Shareholders' equity
   Common stock, $.01 par value -
     authorized 38,500,000 shares; 2,618,000 shares
       outstanding (2,607,000 shares in 1995) . . . . . . . . . . .             26                26
   Capital in excess of par value . . . . . . . . . . . . . . . . .         72,999            72,841
   Retained earnings deficit. . . . . . . . . . . . . . . . . . . .        (36,740)          (36,989)
            Total shareholders' equity. . . . . . . . . . . . . . .         36,285            35,878

Total liabilities and shareholders' equity. . . . . . . . . . . . .        $38,987           $38,509

Dollars in thousands
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
MLX Corp.

                                                                                   For the Six Months Ended
                                                                                            June 30
                                                                                     1996            1995

Net sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  --           $   --

    General and administrative expenses. . . . . . . . . . . . . . . . . . .         (536)            (463)
Operating loss from continuing operations. . . . . . . . . . . . . . . . . .         (536)            (463)

    Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          924               18
    Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --             (115)
Earnings (loss) before income taxes, discontinued operations and
  extraordinary item . . . . . . . . . . . . . . . . . . . . . . . . . . . .          388             (560)

Provision for income taxes:
   Federal income taxes due and payable. . . . . . . . . . . . . . . . . . .           (7)              --
   (Charge in lieu of federal income taxes) federal income tax benefit . . .         (132)             190

Earnings (loss) from continuing operations before discontinued operations and
 extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          249             (370)

Discontinued operations:
   Earnings from operations (net of income tax of $1,928) . . . . . . . . . .          --            2,507
   Gain on disposal of business (net of income tax of $13,311). . . . . . . .          --           18,086
Earnings from discontinued operations . . . . . . . . . . . . . . . . . . . .          --           20,593

Extraordinary gain on early retirement of debt (net of income taxes of $140).          --              272

Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         249           20,495
   Dividends and accretion on preferred stock . . . . . . . . . . . . . . . .          --             (652)

Earnings applicable to common stock . . . . . . . . . . . . . . . . . . . . .       $ 249          $19,843

Earnings per share:
   Earnings (loss) from continuing operations
     (net of dividends and accretion on preferred stock)                            $0.09          $ (0.39)
   Discontinued operations:
     Earnings from operations . . . . . . . . . . . . . . . . . . . . . . . .          --             0.96
     Gain on disposal of business . . . . . . . . . . . . . . . . . . . . . .          --             6.88
   Extraordinary gain on early retirement of debt . . . . . . . . . . . . . .          --             0.10
   Earnings applicable to common stock. . . . . . . . . . . . . . . . . . . .       $0.09          $  7.55

Average outstanding common shares and dilutive options. . . . . . . . . . . .       2,746            2,629

Dollars in thousands, except per share data
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
MLX Corp.

                                                                                     For the Quarter Ended
                                                                                             June 30
                                                                                     1996             1995

Net sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  --           $   --

   General and administrative expenses . . . . . . . . . . . . . . . . . . .         (256)            (263)
Operating loss from continuing operations. . . . . . . . . . . . . . . . . .         (256)            (263)

   Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          464                9
   Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --              (58)

Earnings (loss) before income taxes, discontinued operations and
 extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          208             (312)

Provision for income taxes:
   Federal income taxes due and payable. . . . . . . . . . . . . . . . . . .           (4)              --
   (Charge in lieu of federal income taxes) federal income tax benefit . . .          (71)             106

Earnings (loss) from continuing operations before discontinued operations and
 extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          133             (206)

Discontinued operations:
   Earnings from operations (net of income tax of $1,057). . . . . . . . . .           --            1,349
   Gain on disposal of business (net of income tax of $13,311) . . . . . . .           --           18,086
Earnings from discontinued operations. . . . . . . . . . . . . . . . . . . .           --           19,435

Extraordinary gain on early retirement of debt (net of income taxes of $140).          --              272

Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          133           19,501
   Dividends and accretion on preferred stock. . . . . . . . . . . . . . . .           --             (352)

Earnings applicable to common stock. . . . . . . . . . . . . . . . . . . . .        $ 133          $19,149

Earnings per share:
   Earnings (loss) from continuing operations
    (net of dividends and accretion on preferred stock). . . . . . . . . . .        $0.05          $ (0.21)
   Discontinued operations:
    Earnings from operations . . . . . . . . . . . . . . . . . . . . . . . .           --             0.50
    Gain on disposal of business . . . . . . . . . . . . . . . . . . . . . .           --             6.74
   Extraordinary gain on early retirement of debt. . . . . . . . . . . . . .           --             0.10
   Earnings applicable to common stock . . . . . . . . . . . . . . . . . . .        $0.05          $  7.13

Average outstanding common shares and dilutive options . . . . . . . . . . .        2,755            2,685

Dollars in thousands, except per share data
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
MLX Corp.

                                                                                               For the Six Months Ended
                                                                                                         June 30
                                                                                                  1996           1995
Cash flows from operating activities:
   Earnings (loss) from continuing operations (including extraordinary
     gain on early retirement of debt). . . . . . . . . . . . . . . . . . . . . . . . . .       $  249         $  (98)
   Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by (used in) operating activities from continuing operations:
       Extraordinary gain on early retirement of debt . . . . . . . . . . . . . . . . . .           --           (412)
       Charge in lieu of federal income taxes (federal income tax benefit). . . . . . . .          132            (50)
       Change in operating assets and liabilities of continuing operations:
         Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         100           (119)
         Accrued expenses and other. . . . . . . . . . . . . . . . . . . . . . . . . . . .          71           (148)
    Net cash provided by (used in) operating activities from continuing operations . . . .         552           (827)
    Net cash provided by operating activities from discontinued operations . . . . . . . .          --          3,875
Net cash provided by operating activities. . . . . . . . . . . . . . . . . . . . . . . . .         552          3,048

Cash flows from investing activities:
    Proceeds from sale of S.K. Wellman . . . . . . . . . . . . . . . . . . . . . . . . . .          --         49,177
    Redemption of Series A Preferred Stock . . . . . . . . . . . . . . . . . . . . . . . .          --         (7,920)
    Increase in escrow funds for warranties and taxes. . . . . . . . . . . . . . . . . . .        (133)        (5,250)
    Investing cash flows from discontinued operations. . . . . . . . . . . . . . . . . . .          --         (1,437)
Net cash (used in) provided by investing activities. . . . . . . . . . . . . . . . . . . .        (133)        34,570

Cash flows from financing activities:
    Payments of dividends on Series A Preferred Stock. . . . . . . . . . . . . . . . . . .          --           (747)
    Repayment of debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --         (2,076)
    Stock options exercised. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          26            100
    Financing cash flows from discontinued operations. . . . . . . . . . . . . . . . . . .          --         (1,740)
Net cash provided by (used in) financing activities. . . . . . . . . . . . . . . . . . . .          26         (4,463)

Net increase in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .         445         33,155

Cash and cash equivalents on January 1 . . . . . . . . . . . . . . . . . . . . . . . . . .      32,903          1,087

Cash and cash equivalents on June 30 . . . . . . . . . . . . . . . . . . . . . . . . . . .     $33,348        $34,242

Supplemental cash flow disclosure:
   Federal taxes paid on income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    25        $    --
   Interest paid on debt obligations . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    --        $   817

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

In the opinion of the Registrant, the accompanying Consolidated Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and December 31, 1995 and the results of operations for the quarters and six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995.

Note A - Income Taxes

At January 1, 1996, the Registrant had available net operating loss carry forwards of approximately $299 million which are available to offset future taxable income for federal income tax purposes. Accordingly, the Company has a federal tax liability only for Alternative Minimum Tax amounts and the charge in lieu of federal income taxes included in the statements of operations for the quarters and six months ended June 30, 1996 and 1995 is not accruable or payable. The following table illustrates the effect of this pro forma charge on the Company's earnings applicable to common stock and earnings per share for the respective periods (in thousands, except per share data).

                                                      Quarter Ended June 30         Six Months Ended June 30
                                                          1996      1995               1996         1995
Earnings applicable to common
  shareholders. . . . . . . . . . . . . . . . . . . .    $ 133    $19,149             $ 249       $19,843
Charge in lieu of federal income
  taxes which is not accruable or payable . . . . . .       71     10,661               132        11,153
Total earnings applicable to common stock . . . . . .    $ 204    $29,810             $ 381       $30,996
Total earnings per share. . . . . . . . . . . . . . .    $0.07    $ 11.10             $0.14       $ 11.79

Note B - Sale of S.K. Wellman Subsidiary

On June 30, 1995, the Company completed the sale of its S.K. Wellman subsidiary for a purchase price of $60 million which included certain amounts related to the repayment or assumption of debt and capital leases by the purchaser. The cash proceeds received by the Company pursuant to the transaction, less purchase price adjustments and estimated expenses, amounted to $48.9 million.

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

The transaction resulted in a gain of $31.4 million which was reported in the second quarter of 1995. Income taxes were provided for this gain as follows (in 000's):

   Federal and state income taxes due and payable............  $ 3,291
   Pro-forma charge in lieu of federal income taxes..........   10,020
                                                               $13,311

The operating results of the discontinued S.K. Wellman operations for the quarter and six months ended June 30, 1995 were as follows (in 000's):

                                                           Quarter                    Six Months
                                                         Ended June 30               Ended June 30
                                                             1995                        1995
Net sales............................................      $16,194                     $34,916

Income from operations before taxes..................      $ 2,406                     $ 4,435
Income taxes.........................................        1,057                       1,928
Income from discontinued operations..................      $ 1,349                     $ 2,507

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Basis of Discussion: The accompanying financial statements report the financial condition and results of operations of the S.K. Wellman subsidiary as a discontinued operation. Accordingly, the results of operations of Wellman for the quarter and six months ended June 30, 1995 are excluded from earnings/(loss) from operations.

The discussion below addresses the operations and financial condition of the Registrant only. After the disposal of Wellman, the Registrant has no recurring revenues or operating subsidiaries. In the short-term, the Company has invested the proceeds of the Wellman transaction in short-term repurchase instruments managed by selected commercial banks. Since the divestiture of Wellman, the Company has been actively engaged in pursuing the acquisition of new businesses where purchase valuations are attractive but no binding agreements have been entered into providing for any such acquisition.

Operations: The general and administrative expenses of the Registrant are incurred for acquisition search, compensation, occupancy, shareholder costs (such as printing, distribution and stock transfer fees) and legal and professional matters. The sale of the Wellman subsidiary is not expected to materially alter the level of these expenses incurred by the Registrant.

In connection with the sale of S.K. Wellman on June 30, 1995, the Company repaid its principal and interest obligations under the Variable Rate Subordinated Notes and Zero Coupon Bonds and redeemed its Series A Preferred Stock along with unpaid dividends resulting in no interest expense or preferred dividends in the quarter and six months ended June 30, 1996.

The Company considers its business to be that of seeking to acquire an operating business that meets its financial acquisition criteria. Accordingly, the Company believes that it is not an investment company as defined by the Investment Company Act of 1940. This belief has been supported in part by the Company's compliance with the safe harbor provisions of Rule 3a-2 under the Investment Company Act, compliance with which effectively excepted the Company from the definition of investment company for a one year period which ended June 30, 1996. Given the termination of this safe harbor period, the Company's inability to control the timing of any acquisition, and the uncertainty of the Company's status under the Investment Company Act, the Company has prepared and submitted an application to the Securities and Exchange Commission requesting an order declaring that the Company is not an investment company or, alternately, requesting an exemption from all or most substantive provisions of the Investment Company Act. If such application is denied and/or the Company is otherwise deemed to be an investment company, the Company would be required to register under that Investment Company Act and would thereafter be subject to regulation thereunder, which would add complexity to the Company's pursuit of its acquisition strategy, add to the administrative expenses of the Company and fundamentally alter the presentation of the Company's financial statements.

Liquidity and Capital Resources: At June 30, 1996, the Registrant had working capital of $36.8 million, consisting principally of cash and short-term investments of $33.3 million, escrow funds totaling $4.2 million and estimated short-term obligations for income taxes, transaction expenses and compensation of $0.7 million. The Company's short-term investments at June 30, 1996 consisted principally of repurchase arrangements collateralized by U.S. Treasury and federal agency obligations.

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

          None.

Item 3.   Default Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Shareholders was held on May 1, 1996 for the purpose of electing a Board of Directors and acting on any other proposals properly introduced. Proxies for the meeting were solicited pursuant of Section 14(a) of the Securities Exchange Act of 1934. All of Management's nominees for Directors as listed in the Proxy Statement were elected.

          A total of 2,607,384 shares were eligible to vote. The vote totals for the director nominees were as follows: Brian R. Esher, 2,037,981; Willem F.P. de Vogel, 2,103,864; Alfred
          R. Glancy III, 2,103,864; S. Sterling McMillan,III, 2,103,831; W. John Roberts, 2,103,863; J. William Uhrig, 2,103,860; and H. Whitney Wagner, 2,103,851.

Item 5.   Other Information

          The Company was advised by NASDAQ on February 5, 1996 that it failed to comply with Section 3(a)3 of Schedule D of the NASD By-Laws by not having an operating business activity.
          A temporary exception was granted on that date permitting the Registrant's common shares to remain listed on the NASDAQ National Market until June 30, 1996. On July 2, 1996, the Registrant's shares were delisted and accepted for quotation on the OTC Bulletin Board.

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

Date: August 6, 1996                             MLX Corp

                                       BY:  /s/THOMAS C. WAGGONER
                                            Thomas C. Waggoner
                                            Chief Executive Officer
                                            and President