Form 10-Q
period 1996-09-30
MLX CORP /GA
filed 1996-11-07
CIK 64247

CONFORMED

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

         Quarterly Report Under Section 13 or 15(d) of the
                   Securities Exchange Act of 1934


For the Quarter ended                           Commission File Number
 SEPTEMBER 30, 1996                                      I-4795

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

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes XX No ___

The number of shares outstanding of the Registrant's Common Stock, par value $.01, as of the close of business on September 30, 1996 was 2,617,584.

PART I - FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MLX Corp.


                                 September 30        December 31
                                      1996               1995
Assets

Current assets:
   Cash and cash equivalents. .     $33,466            $32,903
   Prepaid expenses . . . . . .          41                103
   Escrow funds . . . . . . . .       4,267              4,113
        Total current assets. .      37,774             37,119

Equipment and other assets. . .           4                  5

Tax escrow funds. . . . . . . .       1,436              1,385

Total assets. . . . . . . . . .     $39,214            $38,509

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MLX Corp.


                                                                         September 30        December 31
                                                                             1996                1995
Liabilities and shareholders' equity

Current liabilities:
        Accrued compensation and benefits. . . . . . . . . . . . .        $     73            $     75
        Other accrued liabilities and expenses . . . . . . . . . .             393                 310
        Accrued taxes. . . . . . . . . . . . . . . . . . . . . . .             280                 289
                 Total current liabilities . . . . . . . . . . . .             746                 674

Other long-term liabilities. . . . . . . . . . . . . . . . . . . .           1,987               1,957

Shareholders' equity:
        Common stock, $.01 par value -
             authorized 38,500,000 shares; 2,618,000 shares
                 outstanding (2,607,000 shares in 1995). . . . . .              26                  26
        Capital in excess of par value . . . . . . . . . . . . . .          73,067              72,841
        Retained earnings deficit. . . . . . . . . . . . . . . . .         (36,612)            (36,989)
                 Total shareholders' equity. . . . . . . . . . . .          36,481              35,878

Total liabilities and shareholders' equity . . . . . . . . . . . .        $ 39,214            $ 38,509

Dollars in thousands
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
MLX Corp.

                                                                                          For the Nine Months Ended
                                                                                                 September 30
                                                                                           1996                1995

Net sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   --             $    --

        General and administrative expenses. . . . . . . . . . . . . . . . . . . . .        (806)               (740)
Operating loss from continuing operations. . . . . . . . . . . . . . . . . . . . . .        (806)               (740)

        Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,396                 561
        Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --                (115)

Earnings (loss) before income taxes, discontinued operations and
   extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         590                (294)

Provision for income taxes:
        Federal income taxes due and payable . . . . . . . . . . . . . . . . . . . .         (12)                 (9)
        (Charge in lieu of federal income taxes) federal income tax benefit. . . . .        (201)                100

Earnings (loss) from continuing operations before extraordinary item . . . . . . . .         377                (203)

Discontinued operations:
        Earnings from operations (net of income tax of $1,928) . . . . . . . . . . .          --               2,507
        Gain on disposal of business (net of income tax of $13,311). . . . . . . . .          --              18,086
Earnings from discontinued operations. . . . . . . . . . . . . . . . . . . . . . . .          --              20,593

Extraordinary gain on early retirement of debt (net of income tax of $140) . . . . .          --                 272

Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         377              20,662
        Dividends and accretion on preferred stock . . . . . . . . . . . . . . . . .          --                (652)

Earnings applicable to common stock. . . . . . . . . . . . . . . . . . . . . . . . .      $  377             $20,010

Earnings per share:
        Earnings (loss) from continuing operations
         (net of dividends and accretion on preferred stock) . . . . . . . . . . . .      $ 0.14             $ (0.32)
        Discontinued operations:
         Earnings from operations. . . . . . . . . . . . . . . . . . . . . . . . . .          --                0.94
         Gain on disposal of business. . . . . . . . . . . . . . . . . . . . . . . .          --                6.80
        Extraordinary gain on early retirement of debt . . . . . . . . . . . . . . .          --                0.10
        Earnings applicable to common stock . . . . . . . . . . . . . . . . . . . . .     $ 0.14             $  7.52

Average outstanding common shares and dilutive options. . . . . . . . . . . . . . . .      2,751               2,659

In thousands, except per share data
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
MLX Corp.

                                                                                            For the Quarter Ended
                                                                                                 September 30
                                                                                           1996                1995
Net sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                $   --             $    --

        General and administrative expenses. . . . . . . . . . . . . . . .                  (270)               (277)
Operating loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  (270)               (277)

        Interest income. . . . . . . . . . . . . . . . . . . . . . . . . .                   472                 543
        Interest expense . . . . . . . . . . . . . . . . . . . . . . . . .                    --                  --

Earnings before income taxes . . . . . . . . . . . . . . . . . . . . . . .                   202                 266

Provision for income taxes:
        Federal income taxes due and payable . . . . . . . . . . . . . . .                    (5)                 (9)
        Charge in lieu of federal income taxes . . . . . . . . . . . . . .                   (69)                (90)

Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                $  128             $   167

Earnings per share . . . . . . . . . . . . . . . . . . . . . . . . . . . .                $ 0.05             $  0.06

Average outstanding common shares and dilutive options. . . . . . . . . . .                2,761               2,717

In thousands, except per share data
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
MLX Corp.

                                                                                            For the Nine Months Ended
                                                                                                   September 30
                                                                                              1996              1995
Cash flows from operating activities:
   Earnings from continuing operations (including extraordinary
      gain on early retirement of debt). . . . . . . . . . . . . . . . . . . . . . . . .     $   377            $    69
   Adjustments to reconcile earnings from continuing operations to net cash provided by (used in) operating activities from continuing operations:
        Extraordinary gain on early retirement of debt . . . . . . . . . . . . . . . . .          --               (412)
        Charge in lieu of federal income taxes . . . . . . . . . . . . . . . . . . . . .         201                 40
        Change in operating assets and liabilities of continuing operations:
            Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          62               (270)
            Accrued expenses and other . . . . . . . . . . . . . . . . . . . . . . . . .         103             (1,468)
   Net cash provided by (used in) operating activities from continuing operations. . . .         743             (2,041)
   Net cash provided by operating activities from discontinued operations. . . . . . . .          --              3,875
Net cash provided by operating activities. . . . . . . . . . . . . . . . . . . . . . . .         743              1,834

Cash flows from investing activities:
   Proceeds from sale of S.K. Wellman  . . . . . . . . . . . . . . . . . . . . . . . . .          --             49,177
   Redemption of Series A Preferred Stock. . . . . . . . . . . . . . . . . . . . . . . .          --             (7,920)
   Increase in escrow funds for warranties and taxes . . . . . . . . . . . . . . . . . .        (205)            (5,424)
   Investing cash flows from discontinued operations . . . . . . . . . . . . . . . . . .          --             (1,437)
Net cash (used in) provided by investing activities. . . . . . . . . . . . . . . . . . .        (205)            34,396

Cash flows from financing activities:
  Payments of dividends on Series A Preferred Stock. . . . . . . . . . . . . . . . . . .          --               (747)
  Repayment of debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --             (2,076)
  Stock options exercised. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          25                177
  Financing cash flows from discontinued operations. . . . . . . . . . . . . . . . . . .          --             (1,740)
Net cash provided by (used in) financing activities. . . . . . . . . . . . . . . . . . .          25             (4,386)

Net increase in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .         563             31,844

Cash and cash equivalents on January 1 . . . . . . . . . . . . . . . . . . . . . . . . .      32,903              1,087

Cash and cash equivalents on September 30. . . . . . . . . . . . . . . . . . . . . . . .     $33,466           $ 32,931

Supplemental cash flow disclosure:
   Federal taxes paid on income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    32           $  1,216
   Interest paid on debt obligations . . . . . . . . . . . . . . . . . . . . . . . . . .     $    --           $    817

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

In the opinion of the Registrant, the accompanying Consolidated Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and December 31, 1995 and the results of operations for the quarters and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995.

Note A - Income Taxes

At January 1, 1996, the Registrant had available net operating loss carry forwards of approximately $299 million which are available to offset future taxable income for federal income tax purposes. Accordingly, the Company has a federal tax liability only for Alternative Minimum Tax amounts and the charge in lieu of federal income taxes included in the statements of income for the quarters and nine months ended September 30, 1996 and 1995 is not accruable or payable. The following table illustrates the effect of this pro forma charge on the Company's earnings applicable to common stock and earnings per share for the respective periods (in thousands, except per share data).


                                                       Quarter Ended September 30        Nine Months Ended September 30
                                                          1996            1995               1996             1995
Earnings applicable to common
      shareholders. . . . . . . . . . . . . . .          $ 128           $ 167              $ 377           $20,010
Charge in lieu of federal income
      taxes which is not accruable or payable .             69              90                201            11,243
Total earnings applicable to common stock . . .          $ 197           $ 257              $ 578           $31,253
Total earnings per share. . . . . . . . . . . .          $0.07           $0.09              $0.21           $ 11.75

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

A portion of these proceeds was used by the Company to fund an escrow account of $4 million to partially collateralize its indemnification obligations in the purchase and sale agreement. This escrow fund was disbursed to the Company on October 1, 1996 and accordingly has been classified as a current asset. The Company's maximum liability under the indemnification provisions in the agreement is $5 million. An additional escrow fund amounting to $1,250,000 was established at June 30, 1995 (and adjusted to $1,347,000 in August 1995) relating to certain estimated income tax obligations arising from the sale and has been classified as a long-term asset. Other long-term liabilities include taxes related to this escrow fund which are estimated to be due after one year.

The transaction resulted in a gain of $31.4 million which was reported in the second quarter of 1995. Income taxes were provided for this gain as follows (in thousands):

   Federal and state income taxes due and payable. . . . . .  $ 3,291
   Pro-forma charge in lieu of federal income taxes. . . . .   10,020
                                                              $13,311

The operating results of the discontinued S.K. Wellman operations included in the Company's Consolidated Statement of Income for the nine months ended September 30, 1995 were as follows (in thousands):

   Net sales. . . . . . . . . . . . . . . . . . . . . . .     $34,916

   Income from operations before taxes. . . . . . . . . .     $ 4,435
   Income taxes . . . . . . . . . . . . . . . . . . . . .       1,928
   Income from discontinued operations. . . . . . . . . .     $ 2,507

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Basis of Discussion: The accompanying financial statements report the financial condition and results of operations of the S.K. Wellman subsidiary as a discontinued operation. Accordingly, the results of operations of Wellman for the nine months ended September 30, 1995 are excluded from earnings/(loss) from operations.

The discussion below addresses the operations and financial condition of the Registrant only. After the disposal of Wellman, the Registrant has no recurring revenues or operating subsidiaries. In the short-term, the Company has invested the proceeds of the Wellman transaction in short-term repurchase instruments managed by selected commercial banks. Since the divestiture of Wellman, the Company has been actively engaged in pursuing the acquisition of new businesses where purchase valuations are attractive but no binding agreements have been entered into providing for any such acquisitions.

Operations: The general and administrative expenses of the Registrant are incurred for acquisition search, compensation, occupancy, shareholder costs (such as printing, distribution and stock transfer fees) and legal and professional matters.

In connection with the sale of S.K. Wellman on June 30, 1995, the Company repaid its principal and interest obligations under the Variable Rate Subordinated Notes and Zero Coupon Bonds and redeemed its Series A Preferred Stock along with unpaid dividends resulting in no interest expense or preferred dividends in the quarter and nine months ended September 30, 1996.

The Company considers its business to be that of seeking to acquire an operating business that meets its financial acquisition criteria. Accordingly, the Company believes that it is not an investment company as defined by the Investment Company Act of 1940. This belief has been supported in part by the Company's compliance with the safe harbor provisions of Rule 3a-2 under the Investment Company Act, compliance with which effectively excepted the Company from the definition of investment company for a one year period ended June 30, 1996. Given the termination of this safe harbor period, the Company's inability to control the timing of any acquisition and the uncertainty of the Company's status under the Investment Company Act, the Company has prepared and submitted an application to the Securities and Exchange Commission requesting an exemption from most substantive provisions of the Investment Company Act until June 30, 1997. If such application is denied and/or the Company is otherwise deemed to be an investment company, the Company would be required to register under that Investment Company Act and would thereafter be subject to regulation thereunder, which would add complexity to the Company's pursuit of its acquisition strategy, add to the administrative expenses of the Company and fundamentally alter the presentation of the Company's financial statements.

Liquidity and Capital Resources: At September 30, 1996, the Registrant had working capital of $37.0 million, consisting principally of cash and short-term investments of $33.5 million, escrow funds totaling $4.3 million and estimated short-term obligations for income taxes, transaction expenses and compensation of $0.8 million. The Company's short-term investments at September 30, 1996 consisted principally of repurchase arrangements collateralized by U.S. Treasury and federal agency obligations.

Interest income for the quarter ended September 30, 1996 was less than interest income for the comparable quarter in 1995 due to lower rates on the Company's investments. Interest income for the nine months ended September 30, 1996 exceeded interest income for the nine months ended September 30, 1995 because the 1995 period includes two quarters which preceded the sale of Wellman and the availability of the cash proceeds from that sale.

In connection with the sale of Wellman, the Company funded an escrow fund with a cash payment of $4 million to partially collateralize the indemnification obligations of the Registrant in the purchase and sale agreement. The Company's maximum liability under such indemnity provisions is $5 million. On October 1, 1996, the escrow fund balance of $4.3 million was disbursed to MLX. An additional escrow fund amounting to $1,250,000 was established at June 30, 1995 (adjusted to $1,347,000 in August 1995) relating to certain estimated income tax obligations arising from the sale.

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

Date: November 1, 1996                             MLX Corp

                                        BY:  /s/THOMAS C. WAGGONER
                                             Thomas C. Waggoner
                                             Chief Executive Officer
                                             and President