Form 10-K
period 1996-06-30
MLX CORP /GA
filed 1997-03-27
CIK 64247

[COVER]
MLX LOGO
96 Annual Report


Contents


2     Letter to Shareholders

4     Board of Directors and Officers

5     Form 10-K

8     Selected Financial Data

9     Management's Discussion and Analysis

F-2   Consolidated Financial Statements

IBC   Corporate Data

Company Brief

Formed as a result of a reorganization in 1984, MLX Corp is today a publicly held company owned by an estimated 8,900 beneficial shareholders. MLX is engaged in the active search for acquisition opportunities which have attractive valuations and which meet its financial acquisition criteria. In this setting, MLX's strategic assets include a federal tax loss carryforward of approximately $275 million to offset taxable income from its operations, available cash equivalents exceeding $35 million, the public listing of its common stock and management experience in a variety of industries.

[LETTER]
[SIDEBAR]
We continue to be actively engaged in our acquisition search.
[END SIDEBAR]

     We are pleased to report continued positive financial results for 1996 but, at the same time, are disappointed that our efforts to acquire an operating business have not resulted in a completed transaction.

     We continue to be actively engaged in our on-going search for attractive acquisition candidates. We are doing so through a diverse network of financial intermediaries including investment banks, professional firms, lenders, and specialized financial advisors. This effort has enabled us to evaluate more than 150 potential candidates in a wide array of industries. To date, we have made offers or engaged in extensive valuation discussions in more than ten situations. While we are disappointed that none of these has resulted in a completed transaction, we are very disciplined and will only enter into a transaction when the price and other features are attractive to our shareholders.

     Our financial criteria have generally focused our search and our referrals on mid-sized businesses involved in the manufacture, distribution or assembly of non-consumer products which offer continuing management.

     Since the divestiture of the Wellman business on June 30, 1995, our financial results have included interest income from the investment of the proceeds of that sale and administrative expenses pertaining to acquisition search, compensation, occupancy, shareholder costs and legal and professional matters. The accompanying financial statements show the results of Wellman (and the gain from its disposal) as a discontinued operation -- separate from the results of MLX as it is comprised today.

     For 1996, our earnings from continuing operations amounted to $562,000 or $0.20 per common share, compared to a 1995 loss from continuing operations before extraordinary item of $707,000
(including dividends and accretion on preferred stock of $652,000), or $0.26 per share.

     As we enter 1997, we are facing two issues which are impacted by our ability to complete an acquisition. First, our federal income tax net operating loss carryforward ("NOL") is scheduled to expire unevenly through 2007. The largest such scheduled expiration is $144 million in 1997. If the entire amount scheduled for 1997 expires, we will still have $134 million of our NOL going forward.

     We will continue to devote our efforts to maximizing shareholder value and, to the extent consistent with that objective, we will attempt to utilize the maximum amount of our NOL. A full schedule of our NOL and a timetable showing its expiration dates is included in note 5 of our financial statements.

     The second such issue pertains to our potential classification as a regulated investment company under the Investment Company Act of 1940. While we continue to believe that our objectives and activities indicate that MLX is not an investment company, we may nevertheless have to register as such during 1997 and commence reporting to you as an investment company. We currently have an outstanding application with the Securities and Exchange Commission which, if

2
approved, would exempt us from most of the substantive provisions of the Investment Company Act through June 30, 1997. If we are deemed to be an investment company, it will complicate our efforts to acquire an operating business, add to our administrative expenses and fundamentally alter the presentation of our financial statements.

     On October 1, 1996, the escrow fund partially collateralizing our obligations under the purchase and sale agreement from the Wellman transaction was returned to MLX in full. The fund at that time had grown to $4.3 million. This action by the fund trustee reflected the expiration of a major portion of our representations and warranties made in connection with the sale of Wellman as well as the absence of any claims under the agreement. The return of this fund further enhanced our resources in our search for merger and acquisition candidates. The remaining escrow fund, currently $1.5 million, relates to certain potential long-term income tax obligations.

     During February 1997, we converted the 190,400 stock options held by Brian Esher, our former Chief Executive Officer, to Stock Appreciation Rights ("SARs") and paid our obligation under those SARs to Mr. Esher at a valuation (net of his exercise price) of $11.50 per share. This treatment permitted us to fulfill our obligation to Mr. Esher with no impact on our cumulative ownership change calculation (an important measure in safeguarding our federal tax loss carryforward) and resulted in a modest improvement in our fully diluted net book value per share. The aggregate amount of this transaction, $2.2 million, will be reported as an expense in our operating results for the quarter ending March 31, 1997.

     Our corporate funds continue to be invested in overnight repurchase agreements backed by U.S. Treasury and federal agency obligations. This function is managed for us by five large commercial banks. This arrangement assures the rapid availability of our funds and minimizes our risk of investment loss. Each of our commercial banks has received and acknowledged written instructions regarding disbursement controls and other procedural safeguards.

     We thank you for your continued interest. With your on-going support, we will continue in our efforts to add long-term value for our shareholders.



/s/ALFRED R. GLANCY III               /s/THOMAS C. WAGGONER
Chairman of the Board                 President and Chief
                                      Executive Officer





March 11, 1997

Directors


Alfred R. Glancy III (1)(2)          S. Sterling McMillan, III(1)
Chairman of the Board                Vice Chairman, Greenleaf
Chairman, President &                Capital and Management, Inc.
Chief Executive
Officer, MCN Energy Group, Inc.

W. John Roberts(1)(2)(3)             J. William Uhrig (1)(3)
Retired Senior Vice President -      Managing Director, Three
Finance and Treasurer,               Cities Research, Inc.
Amerisure Companies

Willem F. P. de Vogel(2)             Brian R. Esher
President, Three Cities              Private Investor
Research, Inc.

H. Whitney Wagner (3)
Managing Director, Three Cities
Research, Inc.

(1) Member of Audit Committee
(2) Member of Compensation Committee
(3) Member of  Funds Management Committee

Officers


Thomas C. Waggoner
President & Chief Executive Officer

Theodore R. Kallgren
Vice President, Treasurer
& Secretary

Mary M. McCulley
Assistant Treasurer & Assistant
Secretary

4
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                              FORM 10-K

(X)     Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 1996
                                 OR
(  )     Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from _______ to _______

Commission File Number   I-4795

                              MLX CORP
       (Exact name of registrant as specified in its charter)

         Georgia                                            38-0811650
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                         Identification)

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

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes X  No __

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant was $23,798,266 as of March 3, 1997 based on the ending market price as reported on the Domestic Electronic Bulletin Board.

The number of shares outstanding of the Registrant's Common Stock, par value $.01, as of the close of business on March 3, 1997 was 2,617,584.

                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III hereof incorporate information by reference from Registrant's definitive Proxy Statement for the fiscal year ended
December 31, 1996 in connection with Registrant's 1997 Annual Meeting of Shareholders.

                              MLX CORP
                         INDEX TO REPORT ON
           FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996


                               PART I

Item 1.   Business...................................................7
Item 2.   Properties.................................................7
Item 3.   Legal proceedings..........................................7
Item 4.   Submission of Matters to a Vote of Security Holders........7

                               PART II

Item 5.   Market for Registrant's Common Stock and
          Related Stockholder Matters................................7
Item 6.   Selected Financial Data....................................7
Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations..............9
Item 8.   Financial Statements and Supplementary Data...............14
Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure....................14

                              PART III

Item 10.  Directors and Executive Officers of the Registrant........14
Item 11.  Executive Compensation....................................14
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management............................................14
Item 13.  Certain Relationships and Related
          Transactions..............................................14

                               PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K.......................................15

                           OTHER SECTIONS

Section F Financial Statements

- 6 -
                               PART I

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

Reference is made to the information set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and
Results of Operations," elsewhere in this Form 10-K for a discussion of the development of the business since January 1, 1996.


Item 2.  Properties.

No response under this item is required.

Item 3.  Legal Proceedings.

The Registrant is unaware of any litigation that is expected to have a material effect on the results of operations or financial condition of the Registrant.

Item 4.  Submissions of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the three months ended December 31, 1996.

                               PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder
Matters.

Reference is made to the information set forth in "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" under "Market, Share Ownership and Dividend Information" in Item 7 of this report, which information is incorporated into this
Item 5 by reference.

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein.

- 7 -

SELECTED FINANCIAL DATA

YEAR ENDED DECEMBER 31                                                     1996      1995      1994      1993      1992
(in thousands, except per share data)
Operating Data:
  Net sales................................                             $    --   $    --   $    --   $    --   $    --
  General and administrative expenses......                                (997)   (1,015)     (827)   (1,342)   (1,363)
  Interest income..........................                               1,876     1,074        17        12        --
  Interest expense.........................                                  --      (114)     (202)     (366)   (1,313)
  Other (expense) income...................                                  --       (18)      (94)       81       327
  Provision for income taxes...............                                (317)       18       376       549       799
                                                                        -------   -------   -------   -------   -------
    Earnings (loss) from continuing operations                              562       (55)     (730)   (1,066)   (1,550)
  Discontinued operations (net of income taxes)                              --    20,593     3,477     3,105     2,935
  Extraordinary gain on early retirement of debt
   (net of income taxes)....................                                 --       272        --     3,627     4,124
                                                                        -------   -------   -------   -------   -------
    Net earnings.............................                           $   562   $20,810   $ 2,747   $ 5,666   $ 5,509
                                                                        =======   =======   =======   =======   =======
    Earnings applicable to common stock......                           $   562   $20,158   $ 1,689   $ 4,793   $ 5,509
                                                                        =======   =======   =======   =======   =======

Discontinued Operations:
  Net sales................................                             $    --   $34,916   $60,858   $57,036   $53,862
  Gross margin.............................                                  --     8,299    14,493    13,862    12,586
  Operating expenses.......................                                  --    (3,199)   (6,998)   (6,302)   (5,850)
  Other expenses...........................                                  --      (665)   (1,254)   (1,989)   (1,259)
  Income taxes.............................                                  --    (1,928)   (2,764)   (2,466)   (2,227)
  Gain on disposal (net of income taxes)...                                  --    18,086        --        --        --
  Minority interests.......................                                  --        --        --        --      (315)
                                                                        -------   -------   -------   -------   -------
   Net earnings from discontinued
   operations...............................                            $    --   $20,593   $ 3,477   $ 3,105   $ 2,935
                                                                        =======   =======   =======   =======   =======

Financial Position:
  Working capital (deficit)................                             $37,304   $36,445   $   (42)  $(1,181)  $(1,224)
  Total assets.............................                              39,431    38,509    13,874    11,603    15,065
  Long-term liabilities                                                   1,998     1,957     2,463     2,403    15,158
  Shareholders' equity (deficit)...........                             $36,764   $35,878   $10,729   $ 7,324   $(1,844)

Per Share Data:
  Average outstanding common shares
    and dilutive options.....................                             2,755     2,676     2,613     2,620     2,541
  Earnings (loss) per share:
    Continuing operations (net of dividends
      and accretion on preferred stock)........                         $  0.20   $ (0.26)  $ (0.68)  $ (0.74)  $ (0.73)
    Discontinued operations (net of income
      taxes)...................................                              --      7.69      1.33      1.19      1.28
    Extraordinary gain on early retirement of debt
      (net of income taxes)....................                              --      0.10        --      1.38      1.62
                                                                        -------   -------   -------   -------   -------
    Total......................................                         $  0.20   $  7.53   $  0.65   $  1.83   $  2.17
                                                                        =======   =======   =======   =======   =======

- 8 -
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Basis of Presentation - On June 30, 1995, the Company completed the sale of all the common stock of its subsidiary, S.K. Wellman Limited, Inc., following the approval of such divestiture by the Company's shareholders at the 1995 Annual Meeting. The accompanying financial statements report the financial condition and results of operations of the Wellman business as a discontinued operation and, accordingly, the results of operations of Wellman for all the periods presented are excluded from earnings/loss from continuing operations. The gain on the disposal of the Wellman subsidiary is reported as a gain from the disposal of a discontinued business.

The discussion below addresses the operations and financial condition of the Registrant only.

Operations - After the disposal of S.K. Wellman, the Registrant has no recurring revenues or operating subsidiaries. The general and administrative expenses of the Registrant are incurred for acquisition search, compensation, occupancy, shareholders' costs (such as printing, distribution and stock transfer fees) and legal and professional matters.

In the short term, the Company intends to invest its cash resources in short-term repurchase instruments managed by selected, large commercial banks. At December 31, 1996, the Company's average rate of return on these investments was approximately 5.42%. As these investments account for all of the Company's income subsequent to the sale of S.K. Wellman, the Company's future financial results will be impacted by changes in the short-term interest rates available to the Company. Since the divestiture of S.K. Wellman, the Company has been actively engaged in pursuing the acquisition of new businesses where purchase valuations are attractive. No agreements have been entered into with respect to any acquisition opportunity.

The Company considers its business to be that of seeking to acquire an operating business that meets its financial acquisition criteria. Accordingly, the Company believes that it is not an investment company as defined by the Investment Company Act of 1940 (the "Act"). This belief has been supported in part by the Company's compliance with the safe harbor provisions of Rule 3a-2 under the Act, compliance with which effectively excepted the Company from the definition of an investment company for a one year period ended June 30, 1996. Given the termination of this safe harbor period, the Company's inability to control the timing of any acquisition and the uncertainty of the Company's status under the Act, the Company has prepared and submitted an application to the Securities and Exchange Commission requesting an exemption from most substantive provisions of the Act until June 30, 1997. If such application is denied and/or the Company is otherwise deemed to be an investment company, the Company will be required to register under the Act and will thereafter be subject to regulation thereunder, which would add complexity to the Company's pursuit of its acquisition strategy, add to the administrative expenses of the Company and fundamentally alter the presentation of the Company's financial statements.

- 9 -
1996 versus 1995 - General and administrative expenses in 1996 amounted to $997,000 versus a 1995 level of approximately $1.0 million, a decrease of 2%.


Interest income in 1996 amounted to $1.9 million compared to $1.1 million in 1995 because the 1995 period included two quarters which preceded the sale of Wellman and the availability of cash proceeds from that sale. Correspondingly, there was no interest expense in 1996 compared to $114,000 in 1995 since the debt obligations of MLX were repaid following the divestiture of the Wellman business.

There were no dividends and accretion on the Registrant's Series A Preferred Stock in 1996 compared to $652,000 in 1995. This decrease resulted from the redemption of such Preferred Stock at the time of the Wellman transaction.

In 1996, the Company had net earnings of $562,000 (or $.20 per share) compared to $20.8 million in 1995 (or $7.53 per share net of obligations on the Series A Preferred Stock). In 1995, earnings from discontinued operations (including the gain on disposal of Wellman) amounted to $7.69 per share and the extraordinary gain on early retirement amounted to $0.10 per share.

1995 Versus 1994 - On June 30, 1995, the Registrant completed the sale of the Wellman business. The proceeds of this transaction amounted to $60.0 million, which included certain amounts related to the repayment or assumption of debt and capital leases by the purchaser. After purchase price adjustments and expenses, the transaction resulted in a gain to MLX of $31.4 million. The gain was reduced by $3.3 million for estimated income taxes due and payable as well as $10.0 million for a charge in lieu of federal income taxes which is not due or payable resulting in a net gain to the Company of $18.1 million. No such sale or gain occurred in 1994.

General and administrative expenses in 1995 were approximately $1.0 million versus a 1994 level of approximately $827,000, an increase of 23%. Principal components of this increase were higher expenses associated with employee compensation, insurance charges, shareholder costs and legal and professional matters.

Interest income in 1995 amounted to $1.1 million compared to a nominal amount in 1994 as a result of the investment of the proceeds of the Wellman transaction. Correspondingly, interest expense of the Company dropped from $202,000 in 1994 to $114,000 in 1995 since the debt obligations of MLX were repaid following the divestiture of the Wellman business.

A portion of the proceeds of the Wellman transaction was used to repay the Registrant's Zero Coupon Bonds and Variable Rate Subordinated Notes. These repayments resulted in a pre-tax, extraordinary gain on the early retirement of debt of $412,000. No such gain occurred in 1994.

Dividends and accretion on the Registrant's Series A Preferred Stock amounted to $652,000 in 1995 versus $1.1 million in 1994. This decrease resulted from the redemption of such Preferred Stock at the time of the Wellman transaction.

- 10 -
In 1995, the Company had net earnings of $20.8 million (or $7.53 per share net of obligations on the Series A Preferred Stock) compared to $2.7 million in 1994 (or $0.65 per share). In 1995, the gain on disposal of Wellman amounted to $6.76 per share and the extraordinary gain amounted to $0.10 per share.

[BOXED ITEM]
The Company is able to offset substantially all of its federal taxable income with its pre-reorganization tax loss carryforwards and therefore has a federal tax liability only for Alternative Minimum Tax amounts. Accordingly, the charge in lieu of federal income taxes included in the statements of income is not accruable or payable. These pro forma charges in 1996, 1995 and 1994 were $299,000, $11.3 million and $1.3 million, respectively. The following table illustrates the effect of this pro forma charge on the Company's earnings and earnings per share.

                                                                     1996            1995             1994
                                                                     ----         -------          -------
(in thousands, except per share data)
Net earnings                                                         $562         $20,810          $ 2,747
Less dividends and accretion on preferred stock                        --            (652)          (1,058)
Plus pro forma federal tax charge not due or payable                  299          11,325            1,314
                                                                     ----         -------          -------

Total earnings                                                       $861         $31,483          $ 3,003
                                                                     ====         =======          =======
Total earnings per common share                                      $.31         $ 11.76          $  1.15
                                                                     ====         =======          =======

[END BOX ITEM]
Financial Position and Liquidity

Consolidated working capital at December 31, 1996 was $37.3 million compared to $36.4 million at the end of 1995. Working capital at December 31, 1996 consisted principally of cash and short-term investments of $37.9 million and estimated short-term obligations of $669,000 for income taxes, legal and professional expenses and compensation.

On February 12, 1997 the Company's Board of Directors approved the conversion of all the common stock options held by its former Chief Executive Officer to Stock Appreciation Rights (SARs) and those SARs were exercised as of that date. The resulting liability of $2.2 million was disbursed to the former Chief Executive Officer in February 1997. After this transaction, the Company's employees have outstanding options to purchase 50,000 shares of common stock.

The Company invests its available funds in short-term repurchase agreements managed by five selected, large commercial banks and collateralized by U.S. Treasury and federal agency obligations. The Company has issued instructions to each such bank providing guidelines on investments and restrictions on any disbursement of the Company's funds.

In connection with the sale of Wellman, the Company funded an escrow fund with a cash payment of $4 million to partially collateralize its indemnification obligations in the purchase and sale agreement. The Company's maximum liability under such indemnity provisions was $5 million. On October 1, 1996, the escrow fund balance of $4.3 million was disbursed to MLX. An additional escrow fund amounting to $1,250,000 was established at June 30, 1995 (adjusted to $1,347,000 in August 1995) relating to certain estimated income tax obligations arising from the sale.

- 11 -
Other Data

Capital Expenditures - There were no material commitments for capital expenditures outstanding at December 31, 1996.

Employees - The Registrant's business is conducted by two full-time and three part-time employees. The services of the part-time employees are obtained through a facilities and service sharing arrangement with Pameco Corp. At December 31, 1995, the number of employees was approximately the same.

Market, Share Ownership and Dividend Information -- As of December 31, 1996 (and commencing on July 2, 1996) the Company's common shares were traded on the OTC Electronic Bulletin Board regulated by NASD under the trading symbol "MLXR". From April 28, 1994 until July 2, 1996 the Company's common shares were traded on the NASDAQ National Market.

The Company was advised by NASDAQ on February 5, 1996 that it failed to comply with Section 3(a)3 of Schedule D of the NASD By-Laws by not having an operating business activity. A temporary exception was granted on that date permitting the Company's common shares to remain listed on the NASDAQ National Market until June 30, 1996. On July 2, 1996, the Registrant's shares were delisted and accepted for quotation on the OTC Electronic Bulletin Board.

As of December 31, 1996, the Company estimated there were approximately 6,500 shareholders of record of its common stock. In addition, the Company believes that there are approximately 2,400 shareholders whose shares are registered in names of nominees.

MLX's current policy is to retain earnings to finance future growth and acquisition opportunities and, accordingly, does not currently expect to pay any cash dividends on its common stock in the foreseeable future.

- 12 -

QUARTERLY DATA (UNAUDITED)
(in thousands, except per share data)

1996                                                               1st              2nd             3rd            4th
                                                           -----------     ------------    ------------    ------------
    Net sales.............................                 $        --     $         --    $         --    $         --
    Operating loss from continuing operations                     (280)            (256)           (270)           (191)
    Earnings before income taxes..........                         180              208             202             289
    Net earnings..........................                 $       116     $        133    $        128    $        185
                                                           ===========     ============    ============    ============
    Earnings Per Share....................                 $      0.04     $       0.05    $       0.05    $       0.07
                                                           ===========     ============    ============    ============
    Stock price range per common share....                 $9.88-13.50     $12.75-16.50    $12.75-14.50    $12.63-14.00
                                                           ===========     ============    ============    ============
    Trading volume as reported by NASDAQ..                         743              452             202              92
                                                           ===========     ============    ============    ============

1995                                                               1st              2nd             3rd             4th
                                                           -----------     ------------    ------------    ------------
    Net sales.............................                 $        --     $         --    $         --    $         --
    Operating loss from continuing operations                     (200)            (263)           (277)           (275)
    Earnings (loss) before income taxes,
      discontinued operations and
      extraordinary item....................                      (248)            (312)            266             221
    Discontinued operations...............                       1,158           19,435              --              --
    Extraordinary item....................                          --              272              --              --
    Net earnings..........................                 $       994     $     19,501    $        167    $        148
                                                           ===========     ============    ============    ============
    Earnings applicable to common
      stockholders..........................               $       694     $     19,149    $        167    $        148
                                                           ===========     ============    ============    ============

    Net earnings per common share:
      Continuing operations (net of dividends and
        accretion on preferred stock).........             $     (0.18)    $      (0.21)   $       0.06     $      0.05
      Discontinued operations.................                    0.45             7.24              --              --
      Extraordinary item....................                        --             0.10              --              --
                                                           -----------     ------------    ------------     -----------
      Total.................................               $      0.27     $       7.13    $       0.06     $      0.05
                                                           ===========     ============    ============     ===========
      Stock price range per common share....                 3.63-4.69     $ 4.13-10.25    $ 9.25-11.00     $9.88-10.38
                                                           ===========     ============    ============     ===========
      Trading volume as reported by NASDAQ..                       179            1,036             399             228
                                                           -----------     ------------    ------------     -----------

- 13 -
Item 8.  Financial Statements and Supplementary Data.

Reference is made to the consolidated financial statements of MLX Corp., consisting of the Report of Independent Auditors, the Consolidated Balance Sheets as of December 31, 1996 and 1995, the related Consolidated Statements of Income, Consolidated Statements of Cash Flows and Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1996 together with the Notes to Consolidated Financial Statements. See Section F of this report, which information is incorporated into this Item 8 by reference.

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

                              PART III

Item 10.  Directors and Executive Officers of the Registrant.

The Registrant incorporates by reference herein information appearing under the caption "Business Experience of Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1996 in connection with the Registrant's 1997 Annual Meeting of Shareholders.

Item 11.  Executive Compensation.

The Registrant incorporates by reference herein information appearing under the caption "Remuneration of Directors and Executive Officers" contained in the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1996 in connection with the Registrant's 1997 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

The Registrant incorporates by reference herein information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1996 in connection with the Registrant's 1997 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions.

The Registrant incorporates by reference herein information appearing under the caption "Employment Agreements with Executive Officers" and "Compensation Committee Interlocks and Related Transactions" contained in the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1996 in connection with the Registrant's 1997 Annual Meeting of Shareholders.

                               PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.

     (a)
          (1)  Financial Statements
               The following consolidated financial statements of the Registrant are incorporated by reference in Item 8:

               Report of Independent Auditors

               Consolidated Balance Sheets at December 31, 1996 and
               1995.

               Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994.

               Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

               Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994.

               Notes to Consolidated Financial Statements - December
               31, 1996.

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
                                        (incorporated herein by
                                        reference to Exhibit 3.2 to
                                        the Registrant's Report on
                                        Form 10-Q for the quarter
                                        ended June 30,1993).
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
                                        26, 1987, to the Voting Trust
                                        Agreement dated

 - 15 -
                                        December 11, 1984
                                        (incorporated herein by
                                        reference to Exhibit 4.3 to
                                        the Registrant's Report on
                                        Form 10-K for the fiscal year
                                        ended December 31, 1991).
               Exhibit 4.5 & 9.3   --   Amendment No. 2, dated April
                                        2, 1991, to the Voting Trust
                                        Agreement dated December 11,
                                        1984 (incorporated herein by
                                        reference to Exhibit 4.3 to
                                        the Registrant's Report on
                                        Form 10-K for the fiscal year
                                        ended December 31, 1991).
               Exhibit 4.6         --   Restricted Transfer Trust
                                        Agreement dated October 10,
                                        1986 (incorporated herein by
                                        reference to Exhibit 4.3 to
                                        the Registrant's Report on
                                        Form 10-K for the fiscal year
                                        ended December 31, 1991).
               Exhibit 4.7         --   Amendment No. 1, dated October
                                        26, 1987, to the Restricted
                                        Transfer Trust Agreement dated
                                        October 10, 1986 (incorporated
                                        herein by reference to Exhibit
                                        4.3 to the Registrant's Report
                                        on Form 10-K for the fiscal
                                        year ended December 31, 1991).
               Exhibit 4.8         --   Amendment No. 2, dated June 4,
                                        1991, to the Restricted
                                        Transfer Trust Agreement dated
                                        October 10, 1986 (incorporated
                                        herein by reference to Exhibit
                                        4.3 to the Registrant's Report
                                        on Form 10-K for the fiscal
                                        year ended December 31, 1991).
               Exhibit 4.9         --   MLX Exchange Agreement, dated
                                        as of April 13, 1990, as
                                        amended and restated as of
                                        March 19, 1992, as amended and
                                        restated as of April 21, 1993,
                                        among the Registrant, the
                                        Lenders listed therein, and
                                        Morgan Guaranty Trust Company
                                        of New York, as Bond Agent.
               Exhibit 4.10        --   MLX Limited Guarantee, dated
                                        as of March 19, 1992
                                        (incorporated herein by
                                        reference to Exhibit 2.17 to
                                        the Registrant's Current
                                        Report on Form 8-K, dated
                                        April 10, 1992).
               Exhibit 4.11        --   Management Services Agreement,
                                        dated as of March 19, 1992,
                                        between the Registrant and
                                        Pameco Holdings, Inc.
                                        (incorporated herein by
                                        reference to Exhibit 2.16 of
                                        the Registrant's Current
                                        Report on Form 8-K, dated
                                        April 10, 1992).
               Exhibit 4.12        --   Amendment to Management
                                        Services Agreement, dated as
                                        of November 30, 1992,
- 16 -
                                        between the Registrant and
                                        Pameco Holdings, Inc.
                                        (incorporated herein by
                                        reference to Exhibit 4.12 of
                                        Registrant's Report on Form
                                        10-K for the year ended
                                        December 31, 1992).
               Exhibit 4.13        --   Nomination Agreement, dated as
                                        of December 15, 1992, among
                                        the Registrant and the
                                        Investors listed therein
                                        (incorporated herein by
                                        reference to Exhibit 4.13 of
                                        Registrant's Report on Form
                                        10-K for the year ended
                                        December 31, 1992).
               Exhibit 4.14        --   Exchange Agreement, dated as
                                        of January 15, 1993, among MLX
                                        Corp. and the Investors listed
                                        therein (incorporated herein
                                        by reference to Exhibit 4.14
                                        of Registrant's Report on Form
                                        10-K for the year ended
                                        December 31, 1992).
               Exhibit 4.15        --   Loan and Security Agreement,
                                        dated as of January 15, 1993,
                                        between S.K. Wellman Limited,
                                        Inc. and Barclays Business
                                        Credit, Inc. (incorporated
                                        herein by reference to Exhibit
                                        4.15 of Registrant's Report on
                                        Form 10-K for the year ended
                                        December 31, 1992).
               Exhibit 4.16        --   First Amendment to Loan and
                                        Security Agreement, dated as
                                        of February 19, 1993, between
                                        S.K. Wellman Limited, Inc. and
                                        Barclays Business Credit, Inc.
                                        (incorporated herein by
                                        reference to Exhibit 4.16 of
                                        Registrant's Report on Form
                                        10-K for the year ended
                                        December 31, 1992).
               Exhibit 4.17        --   Second Amendment to Loan and
                                        Security Agreement, dated as
                                        of March 15, 1993, between
                                        S.K. Wellman Limited, Inc. and
                                        Barclays Business Credit, Inc.
                                        (incorporated herein by
                                        reference to Exhibit 4.17 of
                                        Registrant's Report on Form
                                        10-K for the year ended
                                        December 31, 1992).
               Exhibit 4.18        --   Stock Pledge Agreement (S.K.
                                        Wellman S.p.A.), dated as of
                                        January 15, 1993, between The
                                        S.K. Wellman Corp. and
                                        Barclays Business Credit, Inc.
                                        (incorporated herein by
                                        reference to Exhibit 4.18 of
                                        Registrant's Report on Form
                                        10-K for the year ended
                                        December 31, 1992).
               Exhibit 4.19        --   Stock Pledge Agreement (S.K.
                                        Wellman S.p.A.), dated as of
                                        January 15, 1993,
- 17 -
                                        between S.K. Wellman Limited,
                                        Inc. and Barclays Business
                                        Credit, Inc. (incorporated
                                        herein by reference to Exhibit
                                        4.19 of Registrant's Report on
                                        Form 10-K for the year ended
                                        December 31, 1992).
               Exhibit 4.20        --   Stock Pledge Agreement (The
                                        S.K. Wellman Company of Canada
                                        Limited), dated as of January
                                        15, 1993, between The S.K.
                                        Wellman Corp. and Barclays
                                        Business Credit, Inc.
                                        (incorporated herein by
                                        reference to Exhibit 4.20 of
                                        Registrant's Report on Form
                                        10-K for the year ended
                                        December 31, 1992).
               Exhibit 4.21        --   Patent Collateral Assignment
                                        and Security Agreement, dated
                                        as of January 15, 1993,
                                        between The S.K. Wellman Corp.
                                        and Barclays Business Credit,
                                        Inc. (incorporated herein by
                                        reference to Exhibit 4.21 of
                                        Registrant's Report on Form
                                        10-K for the year ended
                                        December 31, 1992).
               Exhibit 4.22        --   Trademark Security Agreement,
                                        dated as of January 15, 1993,
                                        between The S.K. Wellman Corp.
                                        and Barclays Business Credit,
                                        Inc. (incorporated herein by
                                        reference to Exhibit 4.22 of
                                        Registrant's Report on Form
                                        10-K for the year ended
                                        December 31, 1992).
               Exhibit 4.23        --   Exchange Agreement, dated as
                                        of April 2, 1993, among MLX
                                        Corp. and the Bondholders
                                        Listed Herein.
               Exhibit 4.24        --   First Consolidated Amendment
                                        to Loan and Security
                                        Agreement, dated as of
                                        November 16, 1994, between
                                        S.K. Wellman Limited, Inc. and
                                        Barclays Business Credit, Inc.
                                        (incorporated herein by
                                        reference to Exhibit 4.24 of
                                        Registrant's Report on Form
                                        10-K for the year ended
                                        December 31, 1994).
               Exhibit 10.1#       --   Employment Agreement dated
                                        February 10, 1991, between the
                                        Registrant and Brian R. Esher
                                        (incorporated herein by
                                        reference to Exhibit 10.1 to
                                        the Registrant's Report on
                                        Form 10-K for the fiscal year
                                        ended December 31, 1990).
               Exhibit 10.1a#      --   First Amendment to Employment
                                        Agreement, dated as of March
                                        19, 1992, between the
                                        Registrant and Brian Esher.

               Exhibit 10.1b#      --   Second Amendment to Employment
                                        Agreement, dated as of January
                                        1, 1994, between  Registrant
                                        and Brian Esher.
               Exhibit 10.1c#      --   Third Amendment to Employment
                                        Agreement, dated as of January
                                        1, 1995, between the
                                        Registrant and Brian Esher.
               Exhibit 10.1d#      --   Fourth Amendment to Employment
                                        Agreement, dated as of January
                                        1, 1996, between the
                                        Registrant and Brian Esher.
               Exhibit 10.3        --   Severance/Consulting
                                        Agreement, dated January 14,
                                        1991, between the Registrant
                                        and William P. Panny
                                        (incorporated herein by
                                        reference to Exhibit 10.3 to
                                        the Registrant's Report on
                                        Form 10-K for the fiscal year
                                        ended December 31, 1990).
               Exhibit 10.4        --   Purchase Agreement, dated as
                                        of March 19, 1992, among the
                                        Registrant, Pameco Holdings,
                                        Inc., and Pameco Corporation
                                        (incorporated herein by
                                        reference to Exhibit 21 of
                                        Registrant's Current Report on
                                        Form 8-K dated April 10,
                                        1992).
               Exhibit 10.5#       --   MLX Corp. Stock Option Plan,
                                        dated as of December 29, 1989
                                        (incorporated herein by
                                        reference to Exhibit 10.5 of
                                        Registrant's Report on Form
                                        10-K for the year ended
                                        December 31, 1992).
               Exhibit 10.6#       --   Senior Management
                                        Discretionary Bonus Plan,
                                        dated as of January 21, 1992
                                        (incorporated herein by
                                        reference to exhibit 10.6 of
                                        Registrant's Report on Form
                                        10-K for the year ended
                                        December 31, 1992).
               Exhibit 10.8#       --   MLX 1995 Stock Option and
                                        Incentive Award Plan
                                        (incorporated herein by
                                        reference to Exhibit C of
                                        Registrant's definitive Proxy
                                        Statement for the fiscal year
                                        ended December 31, 1994 in
                                        connection with the
                                        Registrant's 1995 Annual
                                        Meeting of Shareholders).
               Exhibit 10.9        --   Wellman Sale Agreement
                                        (incorporated herein by
                                        reference to Exhibit B of
                                        Registrant's definitive Proxy
                                        Statement for the fiscal year
                                        ended December 31, 1994 in
                                        connection with the
                                        Registrant's 1995 Annual
                                        Meeting of Shareholders).
               Exhibit 23*         --   Consent of Ernst & Young LLP
               Exhibit 27*         --   Financial Data Schedule.

*Filed with this Report on Form 10-K
#Management compensatory plan or arrangement

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1996.


                             SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MLX Corp.

Dated:   March 11, 1997                  By:  /S/THOMAS C. WAGGONER
                                         President & Chief Executive
                                         Officer

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities indicated on March 11, 1997.

          Signature                                   Title

/S/THOMAS C. WAGGONER                     President & Chief Executive
                                          Officer
                                         (Principal Executive Officer)

/S/ALFRED R. GLANCY III                   Chairman of the Board &
                                          Director

/S/WILLEM F. P. DE VOGEL                  Director

/S/BRIAN R. ESHER                         Director

/S/S. STERLING MCMILLAN, III              Director

/S/W. JOHN ROBERTS                        Director

/S/J. WILLIAM UHRIG                       Director

/S/H. WHITNEY WAGNER                      Director

                              MLX CORP.

- 20 -
                     ANNUAL REPORT ON FORM 10-K

                    YEAR ENDED DECEMBER 31, 1996

                               ITEM 8

                   REPORT OF INDEPENDENT AUDITORS

                        FINANCIAL STATEMENTS

                              SECTION F

- 21 -
BLANK

- 22 -
                   REPORT OF INDEPENDENT AUDITORS

Board of Directors
MLX Corp.


We have audited the accompanying consolidated balance sheets of MLX Corp. as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MLX Corp. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                      ERNST & YOUNG LLP

February 28, 1997
Atlanta, Georgia

- F-1 -

MLX Corp.
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                                                   December 31
                                                                                           1996                  1995
                                                                                         --------              --------
ASSETS
  Current assets:
    Cash and cash equivalents........................................                    $ 37,927              $ 32,903
    Prepaid expenses.................................................                          46                   103
    Escrow funds.....................................................                          --                 4,113
                                                                                         --------              --------
      Total current assets...........................................                      37,973                37,119

    Equipment and other assets.......................................                           4                     5
    Tax escrow funds.................................................                       1,454                 1,385
                                                                                         --------              --------
      Total assets...................................................                    $ 39,431              $ 38,509
                                                                                         ========              ========

LIABILITIES
  Current liabilities:
      Accrued compensation and benefits................................                  $    103              $     75
      Other accrued liabilities and expenses...........................                       280                   310
      Accrued taxes....................................................                       286                   289
                                                                                         --------              --------
        Total current liabilities......................................                       669                   674

   Other long-term liabilities..........................................                    1,998                 1,957

   Shareholders' equity:
     Preferred stock, no par value - authorized 1,500,000
        shares; none outstanding.......................................                        --                    --
     Preferred stock, Series A, $30 par value -
        authorized 500,000 shares; none outstanding....................                        --                    --
     Common stock, $.01 par value -
        authorized 38,500,000 shares; 2,618,000 shares
        outstanding (2,607,000 shares in 1995).........................                        26                    26
     Capital in excess of par value...................................                     73,165                72,841
     Retained earnings deficit........................................                    (36,427)              (36,989)
                                                                                         --------              --------
       Total shareholders' equity.....................................                     36,764                35,878
                                                                                         --------              --------
       Total liabilities and shareholders' equity.....................                   $ 39,431              $ 38,509
                                                                                         ========              ========

See accompanying notes.

- F-2 -

MLX Corp.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

                                                                              Year ended December 31
                                                                           1996         1995       1994
                                                                          ------      -------     ------
Net sales.................................................                $   --      $    --     $   --
General and administrative expenses.......................                   997        1,015        827
                                                                          ------      -------     ------
Operating loss from continuing operations ................                  (997)      (1,015)      (827)
Interest income...........................................                 1,876        1,074         17
Interest expense..........................................                    --         (114)      (202)
Other expense.............................................                    --          (18)       (94)
                                                                          ------      -------     ------
Earnings (loss) before income taxes, discontinued
      operations and extraordinary item...................                   879          (73)    (1,106)
Provision for income taxes:
    Federal taxes due and payable.........................                    18           --         --
    Charge in lieu of federal income taxes (federal
      income tax benefit).................................                   299          (18)      (376)
                                                                          ------      -------     ------
Earnings (loss) from continuing operations before
      extraordinary item..................................                   562          (55)      (730)

Discontinued operations:
    Earnings from operations (net of income tax of $1,928
      in 1995 and $2,764 in 1994).........................                    --        2,507      3,477
    Gain on disposal of business
      (net of income tax of $13,311)......................                    --       18,086         --
                                                                          ------      -------     ------
    Earnings from discontinued operations .................                   --       20,593      3,477
Extraordinary gain on early retirement of debt
      (net of income taxes of $140) ......................                    --          272         --
                                                                          ------      -------     ------

Net earnings..............................................                   562      20,810       2,747
Dividends and accretion on preferred stock................                    --        (652)     (1,058)
                                                                          ------      ------      ------

Earnings applicable to common stock.......................                $  562     $20,158      $1,689
                                                                          ======      =======     ======

Earnings per share:
    Earnings (loss) from continuing operations (net of
      dividends and accretion on preferred stock).........                $ 0.20      $ (0.26)    $(0.68)
    Discontinued operations:
      Earnings from operations............................                    --         0.93       1.33
      Gain on disposal of business........................                    --         6.76         --
    Extraordinary gain on early retirement of debt........                    --         0.10         --
                                                                          ------      -------     ------
      Net earnings .......................................                $ 0.20      $  7.53     $ 0.65
                                                                          ======      =======     ======
Average outstanding common shares and
      dilutive options....................................                 2,755        2,676      2,613
                                                                          ======      =======     ======

See accompanying notes.

- F-3 -

MLX Corp.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
                                               Series A              Capital in     Retained         Other
                                              Preferred    Common     Excess of     Earnings        Equity
                                                Stock      Stock      Par Value    (Deficit)      Adjustments    Total
                                              ---------    ------    ----------     --------      -----------   --------

Balance at January 1, 1994................    $ 6,981       $25        $60,551     $(58,836)       $(1,397)    $ 7,324
  Dividends and accretion on preferred stock      284        --             --       (1,058)            --        (774)
  Foreign currency translation adjustment          --        --             --           --            109         109
  Benefit of pre-reorganization tax
       loss carryforwards..................        --        --          1,314           --             --       1,314
  Stock options exercised..................        --        --              9           --             --           9
  Net earnings.............................        --        --             --        2,747             --       2,747
                                              -------       ---        -------     --------        -------     -------

Balance at December 31, 1994..............      7,265        25         61,874      (57,147)        (1,288)     10,729
  Dividends and accretion on preferred stock      117        --             --         (652)            --        (535)
  Foreign currency translation adjustment          --        --             --           --            (77)        (77)
  Benefit of pre-reorganization tax
      loss carryforwards..................         --        --         11,325           --             --      11,325
  Stock options exercised...............           --         1            180           --             --         181
  Equity adjustment upon sale of S.K. Wellman      --        --             --           --          1,365       1,365
  Redemption of preferred stock.........       (7,382)       --           (538)          --             --      (7,920)
  Net earnings..........................           --        --             --       20,810             --      20,810
                                              -------       ---        -------     --------        -------     -------

Balance at December 31, 1995..............         --        26         72,841      (36,989)            --      35,878
  Benefit of pre-reorganization tax
      loss carryforwards..................         --        --            299           --             --         299
  Stock options exercised.................         --        --             25           --             --          25
  Net earnings............................         --        --             --          562             --         562
                                              -------       ---        -------     --------        -------     -------

Balance at December 31, 1996..............    $    --       $26        $73,165     $(36,427)       $    --     $36,764
                                              =======       ===        =======     ========        =======     =======

See accompanying notes.

- F-4 -

MLX Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)


                                                                                    Year ended December 31
                                                                             1996             1995            1994
                                                                           --------          -------        -------

Cash flows from operating activities:
    Earnings (loss) from continuing operations
      (including extraordinary gain on early
          retirement of debt)......................................        $    562          $   217        $  (730)
    Adjustments to reconcile earnings (loss) from
      continuing operations to net cash provided by (used in)
      operating activities from continuing operations:
      Extraordinary gain on early retirement of debt...............              --             (412)            --
      Charge in lieu of federal income taxes
          (federal income tax benefit).............................             299              122           (376)
      Depreciation and amortization................................              --               --              8
      Change in operating assets and liabilities of
          continuing operations:
            Prepaid expenses.......................................              57             (217)            (1)
            Accounts payable and accrued expenses..................              (5)          (1,655)        (1,195)
            Other..................................................              42              (54)           540
                                                                           --------          -------        -------
    Net cash provided by (used in) operating activities from
      continuing operations........................................             955           (1,999)        (1,754)
    Net cash provided by operating activities from
      discontinued operations......................................              --            3,875          6,817
                                                                           --------          -------        -------
Net cash provided by operating activities..........................             955            1,876          5,063

Cash flows from investing activities:
    Proceeds from sale of S.K. Wellman.............................              --           49,177             --
    Redemption of Series A Preferred Stock.........................              --           (7,920)            --
    Decrease (increase) in escrow funds for warranties and taxes...           4,044           (5,498)            --
    Investing cash flows from discontinued operations..............              --           (1,437)        (2,985)
                                                                           --------          -------         ------

Net cash provided by (used in) investing activities................           4,044           34,322         (2,985)

Cash flows from financing activities:
    Payments of dividends on Series A Preferred Stock..............              --             (747)        (1,200)
    Repayment of debt..............................................              --           (2,076)            --
    Stock options exercised........................................              25              181              9
    Financing cash flows from discontinued operations..............              --           (1,740)          (785)
                                                                           --------          -------        -------
Net cash provided by (used in) financing activities................              25           (4,382)        (1,976)
                                                                           --------          -------        -------

Net increase in cash and cash equivalents..........................           5,024           31,816            102

Cash and cash equivalents at January 1.............................          32,903            1,087            985
                                                                           --------          -------        -------
Cash and cash equivalents at December 31
    (including cash of discontinued operations
    of $447 in 1994)...............................................        $ 37,927          $32,903        $ 1,087
                                                                           ========          =======        =======
Supplemental Disclosure of Cash Flow Information:
    Interest Paid..................................................        $     --          $   127        $   197
                                                                           ========          =======        =======

See accompanying notes.

- F-5 -
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Organization and Basis of Presentation

MLX Corp. (MLX or the Company) is a publicly traded company engaged in the active search for acquisition opportunities which have attractive valuations and which meet its financial acquisition criteria.

During 1995, the Company sold its sole remaining operating subsidiary, S.K. Wellman Limited, Inc. (Wellman). Accordingly, the accompanying financial statements and notes have been restated to report the operating results of Wellman as a discontinued operation.

Principles of Consolidation

The financial statements include the accounts of MLX and, prior to their sale, its wholly owned subsidiaries. The wholly owned subsidiaries include S.K. Wellman Limited, Inc. and each of its wholly owned subsidiaries -- comprising the Wellman business. Upon consolidation, all significant intercompany accounts and transactions were eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

Cash Equivalents

Cash equivalents consist of investments in short-term asset management accounts with five banking institutions, none of which holds greater than $8 million of these assets. All investments are stated at cost plus accrued interest which approximates market value. At December 31, 1996, the Company's average rate of return on these investments was approximately 5.42%. As these investments account for all of the Company's income subsequent to the sale of Wellman, the Company's future financial results will be impacted by changes in the short-term interest rates available to the Company. For purposes of the accompanying Consolidated Statements of Cash Flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Federal Income Taxes

Any tax benefits resulting from the utilization of the Company's federal net operating loss or other carryforwards existing at December 11, 1984, the date of confirmation of the Plan of Reorganization (Confirmation Date), are excluded from operations and credited to capital in excess of par value in the year such tax benefits are realized.

- F-6 -
1.  Summary of  Significant Accounting Policies (continued)

Stock Options

Proceeds from the sale of stock under options are credited to common stock at par value and the excess of the option price over par value is credited to capital in excess of par value.

Earnings Per Common Share

Earnings per common share is based on the weighted average number of shares outstanding during each year and dilutive common stock equivalents. Earnings applicable to common stock is determined by adjusting net earnings for dividends and accretion on preferred stock.

Relationship with Pameco Corporation

MLX has an arrangement with Pameco Corporation (Pameco) pursuant to which MLX shares certain management, operational and administrative functions. The costs for such services are also shared. MLX paid $52,000 to Pameco under this agreement in 1996 and $60,000 in 1995 and 1994. Such amounts are included as a component of general and administrative expenses in the accompanying Consolidated Statements of Income.

2. Sale of S.K. Wellman Subsidiary

On April 10, 1995, the Company entered into a stock purchase agreement (the Agreement) with a third party for the sale of all the common stock of Wellman for $60 million, which includes certain amounts related to the repayment or assumption of debt and capital leases by the purchaser. Such sale was approved by the common shareholders of MLX Corp. at the 1995 annual meeting of shareholders and was completed on June 30, 1995. The cash proceeds received by the Company pursuant to the transaction, less purchase price adjustments and estimated expenses, amounted to $48.9 million.

In connection with the sale of the Wellman subsidiary, the Company repaid its principal and interest obligations under the Variable Rate Subordinated Notes and Zero Coupon Bonds and redeemed its Series A Preferred Stock along with unpaid dividends. The net proceeds to the Company from the transaction after such repayments were $38.5 million.

A portion of these proceeds was used by the Company to fund an escrow account of $4 million to partially collateralize its indemnification obligations in the purchase and sale agreement. The Company's maximum liability under such indemnity provisions was $5 million. On October 1, 1996, the escrow fund balance of $4.3 million was disbursed to MLX. An additional escrow fund amounting to $1,250,000 was established at June 30, 1995 (adjusted to $1,347,000 in August 1995) relating to certain estimated income tax obligations arising from the sale. This escrow fund has been classified as long-term in the Consolidated Balance Sheets. Other Long-Term Liabilities include taxes related to this escrow fund which are estimated to be payable after one year.

- F-7 -
2. Sale of S.K. Wellman Subsidiary (continued)

The transaction resulted in a gain of $31.4 million. Income taxes were provided for this gain as follows (in thousands):

     Federal and state income taxes payable              $ 3,291
     Pro forma charge in lieu of federal income taxes     10,020
                                                         -------
                                                         $13,311
                                                         =======

The accompanying consolidated financial statements reflect the operating results and cash flows of the discontinued operations separately from continuing operations for all years presented.

The operating results of the discontinued operations were as follows. (The 1995 results include operations through the date of the sale):


                                              Year ended December 31
                                                 (in thousands)
                                             1995               1994
                                            -------           -------
   Net sales                                $34,916           $60,858
                                            =======           =======
   Earnings from operations before
     income taxes                           $ 4,435           $ 6,241
   Income taxes                              (1,928)           (2,764)
                                            -------           -------
   Earnings from discontinued operations    $ 2,507           $ 3,477
                                            =======           =======

- F-8 -
2. Sale of S.K. Wellman Subsidiary (continued)

The following table provides supplemental information pertaining to the discontinued operations in the Consolidated Statements of Cash Flows. (The 1995 cash flows include operations through the date of the sale):

        Year ended December 31
          (in thousands)
                                                                                           1995            1994
                                                                                         -------         -------
   Cash flows from operating activities:
     Earnings from discontinued operations                                               $ 2,507         $ 3,477
     Adjustments to reconcile earnings to net
       cash provided by discontinued
       operating activities:
        Depreciation and amortization                                                      1,062           2,269
        Charge in lieu of federal income taxes                                             1,183           1,690
        Changes in operating assets and liabilities:
          Accounts receivable                                                             (1,158)         (1,281)
          Inventories and prepaid expenses                                                  (791)         (1,606)
          Accounts payable and accrued expenses                                              310           2,115
          Other                                                                              762             153
                                                                                         -------         -------
   Net cash provided by operating activities                                             $ 3,875         $ 6,817
                                                                                         =======         =======
   Cash flows from investing activities:
     Purchase of property, plant and equipment                                           $(1,437)        $(2,985)
                                                                                         -------         -------
   Net cash used investing activities                                                    $(1,437)        $(2,985)
                                                                                         =======         =======

   Cash flows from financing activities:
     Borrowings on long-term debt                                                        $   522         $   976
     Repayment of debt                                                                    (2,262)         (1,761)
                                                                                         -------         -------
   Net cash used in financing activities                                                 $(1,740)        $  (785)

3. Gain on Early Retirement of Debt

In connection with the sale of Wellman (see Note 2), the Company retired Zero Coupon Bonds and Variable Rate Subordinated Notes with a carrying value of $2.5 million with cash payments totaling $2.1 million. The resulting net gain on early retirement of debt (net of pro forma charge in lieu of federal income taxes of $140,000) has been reported as an extraordinary item.

Also on June 30, 1995, the Company redeemed all its outstanding shares of Series A Preferred Stock for cash payments totaling $7.9 million, the contractual redemption value. The difference between this redemption amount and the carrying value of $7.4 million was charged to Capital in Excess of Par Value.

- F-9 -
4. Shareholders' Equity and Stock Options

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company has two stock option plans. Under the MLX Corp. Stock Option Plan, adopted in 1985, the Company granted stock options to certain officers, directors and key employees at prices not less than the market value on the date the option was granted. At December 31, 1996, 20,000 options were outstanding under this Plan (excluding 190,400 issued to the Company's former Chief Executive Officer -- see below) with exercise periods extending through December 1999. No new options may be granted under this Plan.

Under the MLX Corp. Stock Option and Incentive Award Plan (the "1995 Plan"), adopted in 1995, stock-based awards may be issued to key employees (including directors who are also employees) and certain others in a variety of forms. Such awards may include incentive stock options, non-qualified stock options, restricted stock and outright stock awards. A total of 125,000 shares of MLX common stock are reserved under the 1995 Plan. All options granted under the 1995 plan have 5 year terms and vest and become fully exercisable at the end of 3 years of continued employment. The 1995 Plan terminates in June 2005. At December 31, 1996, 30,000 options were outstanding under the 1995 Plan.

Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. There were no options granted in 1996. The fair value for the options granted in 1995 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.21%; volatility factor of the expected market price of the Company's common stock of .817; and a weighted average expected life of the option of 5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measureof the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                             1996           1995
                                             ----         -------
  Pro forma net earnings                     $520         $20,140
  Pro forma earnings per share               $.19         $  7.53

- F-10 -
Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until future years.

Asummary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                             1996                        1995                         1994
                                     ------------------------    ------------------------    -------------------------
                                                 Weighted                    Weighted                     Weighted
                                                  Average                     Average                      Average
                                     Options   Exercise Price    Options   Exercise Price    Options    Exercise Price
                                     -------   --------------    -------   --------------    -------    --------------
Outstanding at beginning of year      60,200       $6.39         104,467       $3.04          94,733        $2.89
  Granted                                 --          --          30,000        9.25          14,300         4.00
  Exercised                          (10,200)       2.50         (67,834)       2.63          (3,600)        2.50
  Cancelled                               --          --          (6,433)       5.01            (966)        4.34
                                     -------                     -------                     -------
  Outstanding at end of year          50,000       $7.19          60,200       $6.39         104,467        $3.04
                                     =======                     =======                     =======
At December 31
  Exerciseable                        40,000       $6.67          36,033       $5.08          91,100        $2.90
                                      ======                     =======                     =======
   Reserved for future grant          95,000                      95,000                       3,817
                                      ======                     =======                     =======
Weighted average fair value of
   options granted during
   the year                               --                       $6.40
                                      ======                     =======

Exercise prices for options outstanding as of December 31, 1996 ranged from $4.00 to $9.25. The weighted average remaining contractual life of those options is 3 years.

The Company's former Chief Executive Officer holds options to acquire 190,400 shares of the Company's common stock at $5.00 per share (the market value at date of grant) which are not reflected in the table above. At December 31, 1996, all such options are exercisable and will expire in February 1998. The agreement governing these options contains certain clauses including a clause providing for the conversion, under certain circumstances, of the options to Stock Appreciation Rights (SARs). In February 1997, the MLX Board of Directors approved the conversion of the 190,400 options held by the former Chief Executive Officer to Stock Appreciation Rights and all such SARs were exercised as of February 12, 1997. The resulting liability under this agreement amounted to $2.2 million and was disbursed in February 1997 and will be reported as compensation expense in the quarter ending March 31, 1997.

The Company is authorized to issue up to 500,000 shares designated as Series A Preferred Stock with a par value and liquidation preference of $30 per share. The Series A Preferred Stock is nonvoting. Dividends on shares of Series A Preferred Stock outstanding during 1995 and 1994 were payable in cash on the basis of an increasing rate formula (12.5% at June 30, 1995 and 11% at December 31, 1994). All outstanding shares of Series A Preferred Stock were redeemed by the Company with the proceeds from the sale of Wellman.

An aggregate of 264,000 shares of Series A Preferred Stock was issued to certain holders of Zero Coupon Bonds as of December 1992 and April 1993. The Series A Preferred Stock was initially recorded at its estimated fair value and was being increased to the redemption price of $30 per share during the period from date of issuance until January 1, 1999 (commencement of maximum annual dividend rate). This annual accretion, based on the interest method, was charged to retained earnings and amounted to $117,000 in 1995 and $284,000 in 1994.

- F-11 -
The assets and liabilities of foreign operations of the discontinued operations were translated into U.S. dollars at current exchange rates with the resulting cumulative translation adjustment, $(1,018,000) at December 31, 1994, recorded as a separate component of shareholders' equity. In connection with the sale of Wellman, the cumulative translation adjustment at June 30, 1995 was included in the calculation of the gain on the sale.

5.  Income Taxes

The Company accounts for income taxes in accordance with the liability method as required by FASB Statement No. 109, "Accounting for Income Taxes."

At December 31, 1996, MLX has net operating loss carryforwards, existing as of the Confirmation Date, of approximately $219.3 million which are available to offset future taxable income for federal income tax purposes. Such carryforwards expire as of December 31 in each of the years as follows: $144.3 million in 1997, $1.2 million in 1998 and $73.8 million in 1999. Any tax benefit derived from the utilization of these net operating loss carryforwards is excluded from operations and credited to capital in excess of par value in the year such tax benefits are utilized.

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

The cumulative net operating loss for financial reporting purposes approximates the tax amount as shown above. The components of the income tax provision are as follows (in thousands):


                                                        1996        1995      1994
                                                        ----        ----     -----
   Charge in lieu of federal income taxes
     (federal income tax benefit):
       Continuing operations                            $299        $(18)    $(376)
       Extraordinary gain on early retirement of debt     --         140        --
   Federal alternative minimum taxes                      18          --        --
                                                        ----        ----     -----
       Total                                            $317        $122     $(376)
                                                        ====        ====     =====

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

- F-12 -

                                                                  1996           1995
                                                                --------       --------
     Federal net operating loss carryforward                    $ 94,000       $102,000
     State net operating loss carryforward                         3,000          3,000
     Reserves and other                                            1,000          1,000
                                                                --------       --------
       Total                                                      98,000        106,000
     Valuation allowance for deferred tax assets                 (98,000)      (106,000)
                                                                --------       --------
     Net deferred tax assets                                    $     --       $     --
                                                                ========       ========

The valuation allowance for deferred tax assets decreased $8million during 1996.

- F-13 -
[INSIDE BACK COVER]
Corporate Data

Executive Office
1000 Center Place
Norcross, Georgia 30093

Independent Auditors
Ernst & Young LLP
Atlanta, Georgia

Legal Counsel
Kilpatrick Stockton LLP
Atlanta, Georgia

Stock Transfer Agent & Registrar
American Stock Transfer & Trust Co.
New York, New York

MLX Corp. common stock is quoted on the Domestic Electronic
Bulletin Board regulated by NASD under the symbol "MLXR."

For more information about the Company contact the Investors
Relations Department at 770.798.0677 or write to MLX Corp., 1000
Center Place, Norcross, Georgia 30093.

The annual meeting of shareholders of MLX Corp. will be held on April 30, 1997 at 11:00 a.m. at the offices of Kilpatrick
Stockton LLP, 1100 Peachtree Street, Suite 2700, Atlanta,
Georgia.

[Recycle Logo] Printed on Recycled Paper

Designed and produced by Phoenix Communications, Inc. / Atlanta,
Georgia

[BACK COVER]
MLX LOGO
MLX Corp.
Headquarters
1000 Center Place
Norcross, Georgia 30093
770.798.0677
Fax 770.798.0633