Form 10-Q
period 1997-03-31
MLX CORP /GA
filed 1997-05-14
CIK 64247

CONFORMED

                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

         Quarterly Report Under Section 13 or 15(d) of the
                   Securities Exchange Act of 1934


For the Quarter ended MARCH 31, 1997     Commission File Number I-4795


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

The number of shares outstanding of the Registrant's Common Stock, par value $.01, as of the close of business on March 31, 1997 was 2,617,584.

PART I - FINANCIAL INFORMATION
BALANCE SHEETS (UNAUDITED)
MLX CORP.

                                                                                         March 31          December 31
                                                                                           1997                1996
ASSETS
CURRENT ASSETS:
        Cash and cash equivalents. . . . . . . . . . . . . . . . . .                      $35,985             $37,927
        Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .                           22                  46
                                                                                          -------             -------
                 TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . .                       36,007              37,973

EQUIPMENT AND OTHER ASSETS . . . . . . . . . . . . . . . . . . . . .                            3                   4

TAX ESCROW FUNDS . . . . . . . . . . . . . . . . . . . . . . . . . .                        1,472               1,454
                                                                                          -------             -------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      $37,482             $39,431
                                                                                          =======             =======


LIABILITES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accrued compensation and benefits. . . . . . . . . . . . . .                      $   121             $   103
        Other accrued liabilities and expenses . . . . . . . . . . .                          335                 280
        Accrued taxes. . . . . . . . . . . . . . . . . . . . . . . .                          262                 286
                                                                                          -------             -------
                 TOTAL CURRENT LIABILITIES . . . . . . . . . . . . .                          718                 669

OTHER LONG-TERM LIABILITIES. . . . . . . . . . . . . . . . . . . . .                        2,008               1,998
SHAREHOLDERS' EQUITY
        Common stock, $.01 par value - authorized 38,500,000
             shares; 2,618,000 shares outstanding in 1997 and 1996. .                          26                  26
        Capital in excess of par value. . . . . . . . . . . . . . . .                      73,165              73,165
        Retained earnings deficit . . . . . . . . . . . . . . . . . .                     (38,435)            (36,427)
                                                                                          -------             -------
                 TOTAL SHAREHOLDERS' EQUITY . . . . . . . . . . . . .                      34,756              36,764
                                                                                          -------             -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  . . . . . . . . . . . . .                     $37,482             $39,431
                                                                                          =======             =======

Dollars in thousands
See notes to financial statements

STATEMENTS OF OPERATIONS (UNAUDITED)
MLX CORP.

                                                                                             For the Quarter Ended
                                                                                                    March 31
                                                                                            1997               1996
NET SALES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    $    --             $    --

        General and administrative expenses. . . . . . . . . . . . . .                       (242)               (280)
        Stock Appreciation Rights compensation . . . . . . . . . . . .                     (2,225)                 --
                                                                                          -------             -------

OPERATING LOSS . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     (2,467)               (280)

        Interest income. . . . . . . . . . . . . . . . . . . . . . . .                        459                 460
                                                                                          -------             -------

EARNINGS (LOSS) BEFORE INCOME TAXES  . . . . . . . . . . . . . . . . .                     (2,008)                180

PROVISION FOR INCOME TAXES:
        Federal income taxes due and payable. . . . . . . . . . . . .                          --                  (3)
        Charge in lieu of federal income taxes. . . . . . . . . . . .                          --                 (61)
                                                                                          -------             -------

NET EARNINGS (LOSS) . . . . . . . . . . . . . . . . . . . . . . . . .                     $(2,008)            $   116
                                                                                          =======             =======

EARNINGS (LOSS) PER SHARE . . . . . . . . . . . . . . . . . . . . . .                     $ (0.76)            $  0.04
                                                                                          =======             =======

AVERAGE OUTSTANDING COMMON SHARES AND DILUTIVE OPTIONS  . . . . . . .                        2,644               2,737
                                                                                          =======             =======

Dollars in thousands, except per share data
See notes to financial statements


STATEMENTS OF CASH FLOWS (UNAUDITED)
MLX CORP.

                                                                                             For the Quarter Ended
                                                                                                    March 31
                                                                                            1997                1996
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net earnings (loss). . . . . . . . . . . . . . . . . . . . . .                    $(2,008)            $   116
        Adjustments to reconcile net earnings (loss) to net cash (used in)
           provided by operating activities:
            Charge in lieu of federal income taxes. . . . . . . . . .                          --                  61
            Change in operating assets and liabilities:
              Prepaid expenses. . . . . . . . . . . . . . . . . . . .                          24                  47
              Accrued expenses and other. . . . . . . . . . . . . . .                          60                  43
                                                                                          -------             -------

Net cash (used in) provided by operating activities . . . . . . . . .                      (1,924)                267
                                                                                          -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Increase in escrow funds for warranties and taxes. . . . . . .                        (18)                (66)
                                                                                          -------             -------

Net cash used in investing activities. . . . . . . . . . . . . . . . .                        (18)                (66)
                                                                                          -------             -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . .                     (1,942)                201

Cash and cash equivalents at January 1 . . . . . . . . . . . . . . . .                     37,927              32,903
                                                                                          -------             -------

CASH AND CASH EQUIVALENTS AT MARCH 31. . . . . . . . . . . . . . . . .                    $35,985             $33,104
                                                                                          =======             =======

SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Federal taxes paid on income . . . . . . . . . . . . . . . . . . .                   $      2             $    --

Dollars in thousands
See notes to financial statements

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
MLX CORP.

The financial statements have been prepared by the Registrant without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations. These financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

In the opinion of the Registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and December 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996.

NOTE A - INCOME TAXES

At January 1, 1997, the Registrant had available net operating loss carryforwards of approximately $275 million which are available to offset future taxable income for federal income tax purposes. Accordingly, the Company has federal tax liability only for Alternative Minimum Tax amounts and the charge in lieu of federal income taxes included in the statement of operations for the three months ended March 31, 1996 is not accruable or payable. The following table illustrates the effect of this pro forma charge on the Company's earnings and earnings per share for the respective periods (in thousands, except per share data).

                                                                                            Quarter Ended March 31
                                                                                            1997              1996
                   Net earnings (loss) . . . . . . . . . . . . . . . .                    $(2,008)            $ 116
                   Charge in lieu of federal income
                       taxes which is not accruable or payable . . . .                         --                61
                                                                                          -------             -----
                   Total earnings (loss) . . . . . . . . . . . . . . .                    $(2,008)            $ 177
                                                                                          =======             =====
                   Total earnings (loss) per share . . . . . . . . . .                    $ (0.76)            $0.06
                                                                                          =======             =====

NOTE B - STOCK APPRECIATION RIGHTS COMPENSATION

On February 12, 1997, the Registrant's Board of Directors approved the conversion of all the common stock options held by its former Chief Executive Officer to Stock Appreciation Rights (SARs) and all such SARs were exercised as of that date. The resulting liability under this agreement amounted to $2.2 million and was disbursed in Feburary 1997. The compensation expense from this transaction is reported in the accompanying statement of operations for the three months ended March 31, 1997. After this event, the Company's employees have outstanding options to purchase 50,000 shares of common stock.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF DISCUSSION: The accompanying financial statements report the financial condition and results of operations of the Registrant only. Since the divestitute of S.K. Wellman subsidiary on June 30, 1995, the Registrant has no recurring revenues or operating subsidiaries. In the short-term, the Company has invested the proceeds of the Wellman transaction in short-term repurchase instruments managed by selected commercial banks. The Company is actively engaged in pursuing the acquisition of new businesses where purchase valuations are attractive but no binding agreements have been entered into providing for any such acquisitions.

OPERATIONS: The general and administrative expenses of the Registrant are incurred for acquisition search, compensation, occupancy, shareholder costs (such as printing, distribution and stock transfer fees) and legal and professional matters.

The Company considers its business to be that of seeking to acquire an operating business that meets its financial acquisition criteria. Accordingly, the Company believes that it is not an investment company as defined by the Investment Company Act of 1940 (the "Act"). This belief has been supported in part by the Company's compliance with the safe harbor provisions of Rule 3a-2 under the Act, compliance with which effectively excepted the Company from the definition of an investment company for a one year period ended June 30, 1996. Given the termination of this safe harbor period, the Company's inability to control the timing of any acquisition, and the uncertainty of the Company's status under the Act, the Company has prepared and submitted an application to the Securities and Exchange Commission requesting an exemption from most substantive provisions of the Act until December 31, 1997. If such application is denied and/or the Company is otherwise deemed to be an investment company, the Company will be required to register under the Act and will thereafter be subject to regulation thereunder, which would add complexity to the Company's pursuit of its acquisition strategy, add to the administrative expenses of the Company and fundamentally alter the presentation of the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES: At March 31, 1997, the Registrant had working capital of $35.3 million, consisting principally of cash and short-term investments of $36.0 million, and estimated short-term obligations for income taxes, transaction expenses and compensation of $0.7 million. The Company's short-term investments at March 31, 1997 consisted principally of repurchase arrangements collateralized by U.S. Treasury and federal agency obligations.

In connection with the sale of Wellman in 1995, the Company funded an escrow fund amounting to $1.3 million relating to certain estimated income tax obligations arising from the sale.

The Company's common stock is quoted on the OTC Electronic Bulletin Board under the trading symbol "MLXR."

The Registrant believes that its current financial resources are adequate to meet its projected operating needs in 1997.

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

Date:    May 2, 1997                                MLX Corp
                                           (Registrant)

                                           BY:  /s/ THOMAS C. WAGGONER
                                           Thomas C. Waggoner
                                           Chief Executive Officer and
                                           President