Form 10-Q
period 1997-06-30
MLX CORP /GA
filed 1997-08-12
CIK 64247

CONFORMED

                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

         Quarterly Report Under Section 13 or 15(d) of the
                   Securities Exchange Act of 1934


For the Quarter ended JUNE 30, 1997      Commission File Number I-4795
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

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes XX No ___

The number of shares outstanding of the Registrant's Common Stock, par value $.01, as of the close of business on June 30, 1997 was 2,617,584.

PART I - FINANCIAL INFORMATION
BALANCE SHEETS (UNAUDITED)
MLX CORP.

                                                                                    June 30            December 31
                                                                                      1997                 1996
ASSETS

CURRENT ASSETS:
        Cash and cash equivalents                                                  $ 36,216             $ 37,927
        Prepaid expenses                                                                  4                   46
                                                                                   --------             --------
           TOTAL CURRENT ASSETS                                                      36,220               37,973

EQUIPMENT AND OTHER ASSETS                                                                3                    4

TAX ESCROW FUNDS                                                                      1,490                1,454
                                                                                   --------             --------
TOTAL ASSETS                                                                       $ 37,713             $ 39,431
                                                                                   ========             ========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accrued compensation and benefits                                          $    147             $    103
        Other accrued liabilities and expenses                                          301                  280
        Accrued taxes                                                                   262                  286
                                                                                   ---------            --------
TOTAL CURRENT LIABILITIES                                                               710                  669

OTHER LONG-TERM LIABILITIES                                                           2,019                1,998

SHAREHOLDERS' EQUITY
        Common stock, $.01 par value -
             authorized 38,500,000 shares; 2,618,000 shares outstanding
             in 1997 and 1996                                                            26                   26

        Capital in excess of par value                                               73,165               73,165
        Retained earnings deficit                                                   (38,207)             (36,427)
                                                                                   --------             --------
           TOTAL SHAREHOLDERS' EQUITY                                                34,984               36,764
                                                                                   --------             --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $ 37,713             $ 39,431
                                                                                   ========             ========

Dollars in thousands
See notes to financial statements

STATEMENTS OF OPERATIONS (UNAUDITED)
MLX CORP.
                                                                                       For the Six Months Ended
                                                                                                June 30
                                                                                      1997                1996
NET SALES                                                                           $    --             $    --

        General and administrative expenses                                            (468)               (536)
        Stock Appreciation Rights compensation                                       (2,225)                 --
                                                                                    -------             -------
OPERATING LOSS                                                                       (2,693)               (536)

        Interest income                                                                 913                 924
                                                                                    -------             -------
EARNINGS (LOSS) BEFORE INCOME TAXES                                                  (1,780)                388

PROVISION FOR INCOME TAXES:
        Federal income taxes due and payable                                             --                  (7)
        Charge in lieu of federal income taxes                                           --                (132)
                                                                                    -------             -------
NET EARNINGS (LOSS)                                                                 $(1,780)            $   249
                                                                                    =======             =======
EARNINGS (LOSS) PER SHARE                                                           $ (0.68)            $  0.09
                                                                                    =======             =======
AVERAGE OUTSTANDING COMMON SHARES AND DILUTIVE OPTIONS                                2,618               2,746
                                                                                    =======             =======

Dollars in thousands, except per share data
See notes to financial statements

STATEMENTS OF OPERATIONS (UNAUDITED)
MLX CORP.
                                                                                      For the Quarter Ended
                                                                                              June 30
                                                                                     1997                1996
NET SALES                                                                           $   --              $   --

        General and administrative expenses                                           (226)               (256)
                                                                                    ------              ------
OPERATING LOSS                                                                        (226)               (256)

        Interest income                                                                454                 464
                                                                                    ------              ------
EARNINGS BEFORE INCOME TAXES                                                           228                 208

PROVISION FOR INCOME TAXES:
        Federal income taxes due and payable                                            --                  (4)
        Charge in lieu of federal income taxes                                          --                 (71)
                                                                                    ------              ------
NET EARNINGS                                                                        $  228              $  133
                                                                                    ======              ======
EARNINGS PER SHARE                                                                  $ 0.09              $ 0.05
                                                                                    ======              ======
AVERAGE OUTSTANDING COMMON SHARES AND DILUTIVE OPTIONS                               2,643               2,755
                                                                                    ======              ======

Dollars in thousands, except per share data
See notes to financial statements

STATEMENTS OF CASH FLOWS (UNAUDITED)
MLX CORP.

                                                                                      For the Six Months Ended
                                                                                               June 30
                                                                                      1997                1996
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net earnings (loss)                                                         $(1,780)            $   249
        Adjustments to reconcile net earnings (loss) to net cash (used in)
           provided by operating activities:
            Charge in lieu of federal income taxes                                       --                 132
            Change in operating assets and liabilities:
              Prepaid expenses                                                           42                 100
              Accrued expenses and other                                                 63                  71
                                                                                    -------             -------
Net cash (used in) provided by operating activities                                  (1,675)                552
                                                                                    -------             -------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Increase in escrow funds for warranties and taxes                               (36)               (133)
                                                                                    -------             -------
Net cash used in investing activities                                                   (36)               (133)
                                                                                    -------             -------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Stock options exercised                                                          --                  26
                                                                                    -------             -------
Net cash provided by financing activities                                                --                  26
                                                                                    -------             -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (1,711)                445

Cash and cash equivalents at January 1                                               37,927              32,903
                                                                                    -------             -------
CASH AND CASH EQUIVALENTS AT JUNE 30                                                $36,216             $33,348
                                                                                    =======             =======
SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Federal taxes paid on income                                                    $     2             $    25

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

In the opinion of the Registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and December 31, 1996 and the results of operations for the quarters and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996.

Note A - Income Taxes

At January 1, 1997, the Registrant had available net operating loss carryforwards of approximately $275 million which are available to offset future taxable income for federal income tax purposes. Accordingly, the Company has a federal tax liability only for Alternative Minimum Tax amounts and the charge in lieu of federal income taxes included in the statement of operations for the quarter and six months ended June 30, 1996 is not accruable or payable. The following table illustrates the effect of this pro forma charge on the Company's earnings and earnings per share for the respective periods (in thousands, except per share data).

                                                              Quarter Ended June 30             Six months ended June 30
                                                               1997          1996                 1997            1996
Net earnings (loss)                                           $ 228         $ 133               $(1,780)         $ 249
Charge in lieu of federal income
        taxes which is not accruable or payable                  --            71                    --            132
                                                              -----         -----               -------          -----
Total earnings (loss)                                         $ 228         $ 204               $(1,780)         $ 381
                                                              =====         =====               =======          =====
Total earnings (loss) per share                               $0.09         $0.07               $ (0.68)         $0.14
                                                              =====         =====               =======          =====

Note B - Stock Appreciation Rights Compensation

On February 12, 1997, the Registrant's Board of Directors approved the conversion of all the common stock options held by its former Chief Executive Officer to Stock Appreciation Rights (SARs), and all such SARs were exercised as of that date. The resulting liability under this agreement amounted to $2.2 million and was disbursed in February 1997. The compensation expense from this transaction is reported in the accompanying statement of operations for the six months ended June 30, 1997. After this event, the Company's employees have outstanding options to purchase 50,000 shares of common stock.

Note C - Accounting Policy Not Yet Adopted

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The new standard is not expected to have a material effect on earnings per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Basis of Discussion: The accompanying financial statements report the financial condition and results of operations of the Registrant only. Since the divestiture of the S.K. Wellman subsidiary on June 30, 1995, the Registrant has no recurring revenues or operating subsidiaries. In the short-term, the Company has invested the proceeds of the Wellman transaction in short-term repurchase instruments managed by selected commercial banks. The Company is actively engaged in pursuing the acquisition of new businesses where purchase valuations are attractive but no binding agreements have been entered into for any such acquisitions.

Operations: The general and administrative expenses of the Registrant are incurred for acquisition search, compensation, occupancy, shareholder costs (such as printing, distribution and stock transfer fees) and legal and professional matters.

The Company considers its business to be that of seeking to acquire an operating business that meets its financial acquisition criteria. Accordingly, the Company believes that it is not an investment company as defined by the Investment Company Act of 1940 (the "Act") and prepared and submitted an application in 1996 to the Securities and Exchange Commission (the "Commission") requesting an exemption from certain provisions of the Act until December 31, 1997. On May 19, 1997, the Commission issued an exemptive order pursuant to Sections 6(c) and 6(e) of the Act, which exempts MLX from all provisions of the Act except Sections 9, 17(a), 17(d) (modified as described in the application), 17(e), 17(f) (modified as described in the application), and 36 through 53, through December 31, 1997. MLX and other persons, in their transactions and relations with MLX, are subject to such excepted sections of the Act as if MLX were a registered investment company under the Act. The implementation of the exemptive order did not require MLX to change or modify any of its existing practices or policies.

If MLX has not entered into a binding agreement to acquire an operating business by December 31, 1997, MLX expects to have to register under the Act and will thereafter be subject to regulation thereunder. This action would add complexity to the Company's pursuit of its acquisition strategy, add to the administrative expenses of the Company and fundamentally alter the presentation of the Company's financial statements.

Liquidity and Capital Resources: At June 30, 1997, the Registrant had working capital of $35.5 million, consisting principally of cash and short-term investments of $36.2 million, and estimated short-term obligations for income taxes, transaction expenses and compensation of $0.7 million. The Company's short-term investments at June 30, 1997 consisted principally of repurchase arrangements collateralized by U.S. Treasury and federal agency obligations.

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

Item 5.        Other Information

               None.

Item 6.        Exhibits and Reports on Form 8-K

               (a)  Exhibit 27* - Financial Data Schedule

               (b)  Reports on Form 8-K:
                    None

*Filed with this report.

                             SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 1, 1997                            MLX Corp
                                        (Registrant)

                                        BY:  /s/ THOMAS C. WAGGONER
                                        Thomas C. Waggoner
                                        Chief Executive Officer and
                                        President