Form 10-Q
period 1997-09-30
MLX CORP /GA
filed 1997-11-13
CIK 64247

CONFORMED

                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

         Quarterly Report Under Section 13 or 15(d) of the
                   Securities Exchange Act of 1934


For the Quarter ended                           Commission File Number
 SEPTEMBER 30, 1997                                       I-4795

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

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes XX No ___

The number of shares outstanding of the Registrant's Common Stock, par value $.01, as of the close of business on September 30, 1997 was 2,617,584.

PART I - FINANCIAL INFORMATION
BALANCE SHEETS (UNAUDITED)
MLX CORP.

                                                                         September 30         December 31
                                                                             1997                 1996
ASSETS

CURRENT ASSETS:
        Cash and cash equivalents                                          $36,490              $37,927
        Prepaid expenses                                                        19                   46
                                                                           -------              -------
            TOTAL CURRENT ASSETS                                            36,509               37,973

EQUIPMENT AND OTHER ASSETS                                                       2                    4

TAX ESCROW FUNDS                                                             1,509                1,454
                                                                           -------              -------
TOTAL ASSETS                                                               $38,020              $39,431
                                                                           =======              =======
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accrued compensation and benefits                                  $   150              $   103
        Other accrued liabilities and expenses                                 340                  280
        Accrued taxes                                                          262                  286
                                                                           -------              -------
           TOTAL CURRENT LIABILITIES                                           752                  669

OTHER LONG-TERM LIABILITIES                                                  2,030                1,998

SHAREHOLDERS' EQUITY
        Common stock, $.01 par value -
             authorized 38,500,000 shares; 2,618,000 shares outstanding         26                   26

        Capital in excess of par value                                      73,165               73,165
        Retained earnings deficit                                          (37,953)             (36,427)
                                                                           -------              -------
           TOTAL SHAREHOLDERS' EQUITY                                       35,238               36,764
                                                                           -------              -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $38,020              $39,431
                                                                           =======              =======

Dollars in thousands
See notes to financial statements

STATEMENTS OF OPERATIONS (UNAUDITED)
MLX CORP.

                                                                             For the Nine Months Ended
                                                                                   September 30
                                                                             1997                1996
NET SALES                                                                  $    --              $   --

        General and administrative expenses                                   (698)               (806)
        Stock Appreciation Rights compensation                              (2,225)                 --
                                                                           -------              ------
OPERATING LOSS                                                              (2,923)               (806)

        Interest income                                                      1,397               1,396
                                                                           -------              ------
EARNINGS (LOSS) BEFORE INCOME TAXES                                         (1,526)                590

PROVISION FOR INCOME TAXES:
        Federal income taxes due and payable                                    --                  (12)
        Charge in lieu of federal income taxes                                  --                 (201)
                                                                           -------              -------
NET EARNINGS (LOSS)                                                        $(1,526)             $   377
                                                                           =======              =======
EARNINGS (LOSS) PER SHARE                                                  $ (0.58)             $  0.14
                                                                           =======              =======
AVERAGE OUTSTANDING COMMON SHARES AND DILUTIVE OPTIONS                       2,618                2,751
                                                                           =======              =======

Dollars in thousands, except per share data
See notes to financial statements

STATEMENTS OF OPERATIONS (UNAUDITED)
MLX CORP.

                                                                              For the Quarter Ended
                                                                                  September 30
                                                                             1997                1996
NET SALES                                                                  $    --              $    --

        General and administrative expenses                                   (230)                (270)
                                                                           -------              -------
OPERATING LOSS                                                                (230)                (270)

        Interest income                                                        484                  472
                                                                           -------              -------
EARNINGS BEFORE INCOME TAXES                                                   254                  202

PROVISION FOR INCOME TAXES:
        Federal income taxes due and payable                                    --                   (5)
        Charge in lieu of federal income taxes                                  --                  (69)
                                                                           -------              -------
NET EARNINGS                                                               $   254              $   128
                                                                           =======              =======
EARNINGS PER SHARE                                                         $  0.10              $  0.05
                                                                           =======              =======
AVERAGE OUTSTANDING COMMON SHARES AND DILUTIVE OPTIONS                       2,645                2,761
                                                                           =======              =======


Dollars in thousands, except per share data
See notes to financial statements

STATEMENTS OF CASH FLOWS (UNAUDITED)
MLX CORP.

                                                                            For the Nine Months Ended
                                                                                   September 30
                                                                             1997               1996
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net earnings (loss)                                                $(1,526)            $   377
        Adjustments to reconcile net earnings (loss) to net cash
           (used in) provided by operating activities:
            Charge in lieu of federal income taxes                              --                 201
            Change in operating assets and liabilities:
               Prepaid expenses                                                 27                  62
               Accrued expenses and other                                      117                 103
                                                                           -------             -------
Net cash (used in) provided by operating activities                         (1,382)                743
                                                                           -------             -------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Increase in escrow funds for warranties and taxes                      (55)               (205)
                                                                           -------             -------
Net cash used in investing activities                                          (55)               (205)
                                                                           -------             -------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Stock options exercised                                                 --                  25
                                                                           -------             -------
Net cash provided by financing activities                                       --                  25
                                                                           -------             -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (1,437)                563

Cash and cash equivalents at January 1                                      37,927              32,903
                                                                           -------             -------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                                  $36,490             $33,466
                                                                           =======             =======
SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Federal taxes paid on income                                           $     2             $    32


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

In the opinion of the Registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Registrant as of September 30, 1997 and December 31, 1996 and the results of operations for the quarters and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996.

Note A - Income Taxes

At January 1, 1997, the Registrant had available net operating loss carryforwards of approximately $275 million which are available to offset future taxable income for federal income tax purposes. Accordingly, the Company has a federal tax liability only for Alternative Minimum Tax amounts and the charge in lieu of federal income taxes included in the statement of operations for the quarter and nine months ended September 30, 1996 is not accruable or payable. The following table illustrates the effect of this pro forma charge on the Company's earnings and earnings per share for the respective periods (in thousands, except per share data).

                                                     Quarter Ended September 30          Nine months ended September 30
                                                        1997           1996                  1997            1996

Net earnings (loss)                                    $  254         $  128               $(1,526)         $ 377
Charge in lieu of federal income
        taxes which is not accruable or payable            --             69                    --            201
                                                       ------         ------               -------          -----
Total earnings (loss)                                  $  254         $  197               $(1,526)         $ 578
                                                       ======         ======               =======          =====
Total earnings (loss) per share                        $ 0.10         $ 0.07               $ (0.58)         $0.21
                                                       ======         ======               =======          =====

Note B - Proposed Merger Transaction

On October 20, 1997, the Registrant entered into a definitive agreement to merge with Morton Metalcraft Holding Co. ("Morton").
Morton is headquartered in Morton, Illinois and is a contract manufacturer and supplier of high-quality fabricated sheet metal components and subassemblies for construction, agricultural and industrial equipment manufacturers located primarily in the Midwestern and Southeastern United States.

The proposed merger transaction reflects an enterprise valuation of Morton of approximately $81.1 million, which includes the issuance of 1,332,323 shares of MLX common stock , a cash payment of $20 million to the current holders of Morton common stock and the assumption of Morton's debt. In addition, the transaction contemplates the approval of stock options for 667,677 shares of MLX common stock to members of Morton management.

The merger is subject to approval by a majority of the common shareholders of MLX and certain other customary conditions and will be voted on at a special meeting of the MLX shareholders expected to be held in late December 1997. If the transaction is approved by the MLX shareholders and consummated thereafter, Morton will merge with and into MLX, with MLX being the surviving corporation. The business and operation of the combined companies will be substantially the same as the business and operation of Morton prior to the merger. For accounting and financial reporting purposes, the merger will be treated as a purchase by Morton of MLX.

MLX prepared and filed on October 21, 1997 with the Securities and Exchange Commission a preliminary proxy statement containing additional information regarding the merger, including pro-forma condensed combined financial statements. When approved, the proxy statement will be furnished to shareholders of MLX in advance of the special meeting.

Note C - Stock Appreciation Rights Compensation

On February 12, 1997, the Registrant's Board of Directors approved the conversion of all the common stock options held by its former Chief Executive Officer to stock appreciation rights (SARs), and all such SARs were exercised as of that date. The resulting liability under this agreement amounted to $2.2 million and was paid in February 1997. The compensation expense from this transaction is reported in the accompanying statement of operations for the nine months ended September 30, 1997. As of September 30, 1997, the Company's employees have outstanding options to purchase 50,000 shares of common stock.

Note D - Accounting Policy Not Yet Adopted

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The new standard is not expected to have a material effect on earnings per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Basis of Discussion: The accompanying financial statements report the financial condition and results of operations of the Registrant only. Since the divestiture of the S.K. Wellman subsidiary on June 30, 1995, the Registrant has no recurring revenues or operating subsidiaries. In the short-term, the Company has invested the proceeds of the Wellman transaction in short-term repurchase instruments managed by selected commercial banks. The Company is actively engaged in an acquisition search.

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

On October 27, 1997, MLX submitted a new application, identical to the existing one, asking for an extension of the exemptive period through December 31, 1998. This new application was prepared and filed as a precautionary measure in case the Morton acquisition is not completed by December 31, 1997.

If MLX has not entered into a binding agreement to acquire an operating business or completed the proposed Morton transaction by December 31, 1997, MLX could be required to register under the Act and would thereafter be subject to regulation thereunder. This action would add complexity to the Company's pursuit of its acquisition strategy, add to the administrative expenses of the Company and fundamentally alter the presentation of the Company's financial statements.

Liquidity and Capital Resources: At September 30, 1997, the Registrant had working capital of $35.8 million, consisting principally of cash and short-term investments of $36.5 million, and estimated short-term obligations for income taxes, transaction expenses and compensation of $0.8 million. The Company's short-term investments at September 30, 1997 consisted principally of repurchase arrangements collateralized by U.S. Treasury and federal agency obligations.

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

Proposed Merger Transaction: On October 20, 1997, the Company entered into a definitive agreement to merge with Morton Metalcraft Holding Co. ("Morton"), a contract manufacturer and supplier of fabricated sheet metal components and subassemblies to original equipment manufacturers in the construction, agricultural and industrial equipment industries. The transaction is subject to approval by a majority of MLX common shareholders and reflects an enterprise valuation of Morton of approximately $81.1 million. If the proposal is approved and consummated, the business and operations of the combined companies will be substantially the same as that of Morton prior to the merger.

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

                     None.

Item 5.              Other Information

                     None.

Item 6.              Exhibits and Reports on Form 8-K

                     (a) Exhibit 10.1 - Agreement and Plan of Merger dated October 20, 1997 (incorporated herein by reference to the Registrant's Proxy Statement filed with the Commission on October 21, 1997)

                     (b)  Exhibit 10.2* - Securities Purchase
                          Agreement dated October 20, 1997

                     (c)  Exhibit 27* - Financial Data Schedule

                     (d)  Reports on Form 8-K:
                          None

*Filed with this report.

                             SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:   NOVEMBER 7, 1997                    MLX CORP



                                   BY: /S/THOMAS C. WAGGONER
                                   Thomas C. Waggoner
                                   Chief Executive Officer and
                                   President