Form 10-K405
period 1997-12-31
MORTON INDUSTRIAL GROUP INC
filed 1998-03-17
CIK 64247

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

                                       OR

[X]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                        COMMISSION FILE NUMBER: O-13198

                         MORTON INDUSTRIAL GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   GEORGIA                                        38-0811650
       State or other jurisdiction of                          (I.R.S. Employer
        incorporation or organization                         Identification No.)

                  1021 WEST BIRCHWOOD, MORTON, ILLINOIS 61550
                    (Address of principal executive offices)

                                  309-266-7176
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

                                (TITLE OF CLASS)
                 Class A Common Stock, par value $.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No  ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 2, 1998, the aggregate market value of the Class A Common Stock held by non-affiliates was approximately $28,279,000, and there were 3,803,334 shares of Class A Common Stock and 200,000 shares of Class B Common Stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held in June 1998 are incorporated by reference into Part III hereof.
================================================================================

                                     PART I

ITEM 1. BUSINESS

BACKGROUND

     The Registrant is a Georgia corporation that was named MLX Corp. ("MLX") prior to January 20, 1998. On that date, Morton Metalcraft Holding Co., a Delaware corporation ("Morton"), was merged with and into MLX (the "Merger"), which changed its name to Morton Industrial Group, Inc. (the "Company"). Financial information, Management's Discussion and Analysis of Financial Condition and Results of Operations, and certain other information about MLX are contained in this annual report on Form 10-K, as is information about the business of the Company. Financial information, Management's Discussion and Analysis of Financial Condition and Results of Operations, and other information about Morton are set forth in Exhibit 99.1 to this annual report on Form 10-K.

     Before June 30, 1995, MLX owned and managed businesses in a variety of industries. With the sale of its S.K. Wellman industrial friction materials business on June 30, 1995, MLX ceased to have recurring revenues or operating subsidiaries and began searching for acquisition opportunities that met its financial acquisition criteria. Those criteria generally focused on mid-sized entities that were involved in manufacturing, distribution, or assembly of non-consumer products and that offered continuing management. Between June 1995 and October 1997, MLX evaluated more than 150 potential acquisition opportunities in a wide array of industries and made offers or engaged in extensive valuation discussions in more than ten instances. Representatives of Morton and MLX began discussions in June 1997 that led to the two companies' execution of an Agreement and Plan of Merger on October 20, 1997, and the closing of the Merger on January 20, 1998. Until the completion of the Merger, MLX's offices were located in the Atlanta, Georgia, metropolitan area.

     The predecessor of Morton was founded in 1963 in Morton, Illinois, to produce fabricated sheet metal products for customers located in central Illinois. During its first two decades Morton developed into a custom sheet metal fabricator specializing in fast turnarounds. In 1989, Mr. William D. Morton, now the Chairman, Chief Executive Officer, and President of the Company, and several venture capital investors acquired control of Morton. In 1995, Morton purchased the venture capital interests as a part of a recapitalization of Morton.

GENERAL

     The Company, now headquartered in Morton, Illinois, and operating through its subsidiaries is a contract manufacturer and supplier of high-quality fabricated sheet metal components and subassemblies for construction, agricultural, and industrial equipment manufacturers located primarily in the Midwestern and Southeastern United States. The Company provides large original equipment manufacturers with a wide range of services including design, prototype fabrication, precision tool making, and fabrication of component parts. Additional services provided by the Company include welding, painting, subassembly, packaging, warehousing, and just-in-time delivery to customers' production lines. The Company combines this wide range of services with high-quality, state-of-the-art fabrication capabilities, and has developed close relationships with customers such as Caterpillar Inc. ("Caterpillar") and Deere & Co. ("Deere"). (In its two most recent fiscal years, sales to Caterpillar and Deere have constituted between 85% and 89% of Morton's total sales.) The Company works closely with its major customers on product development, production scheduling, and just-in-time delivery.

FABRICATION OPERATIONS

     The Company's primary fabrication operations include cutting, punching, bending, welding, painting, final assembly, packaging, warehousing and just-in-time delivery of sheet metal components and subassemblies. The Company also offers fully integrated ancillary services, including design engineering, tool making and prototype fabrication.

     Within its fabrication operations, the Company's products fall into the following seven categories of fabricated products and other miscellaneous products:

     - Sheet Metal Component Packages -- includes panels, doors, hoods, brackets, grills, supports and covers produced primarily for construction and agricultural equipment.

     - Sheet Metal Enclosures and Boxes -- includes generator set enclosures, compressor enclosures and electrical and battery boxes developed in response to customers' need for environmentally sound enclosures that are aesthetically attractive and cost competitive.

     - Special Weldments -- includes lift arms, seat modules, guards, platforms and step assemblies. This business developed primarily from concurrent design projects with two major customers.

     - Fabricated Steel Tanks -- includes fuel, hydraulic and water reservoirs. The Company developed these products in response to customers' needs for flexible designs that facilitate quick response to changes in tank requirements.

     - Prototype/Tooling -- includes prototype, tooling and preproduction steps in the manufacturing process. The Company's dedicated prototype and tooling departments work with customers throughout development efforts, allowing for a smooth introduction of new products and subassemblies to the focus factories.

     - Store Fixtures -- includes backframes, lights, and brackets used in store displays.

     - Feeder Housings -- includes feeder housings and other harvester components manufactured for agricultural equipment in the Company's Peoria, Illinois, facility.

     While these products and services currently represent the core of the Company's business, the Company's management is evaluating opportunities for a further broadening of the Company's offerings to customers.

     The Company's facilities are located near its key customers in the Midwest and the Southeast. The Birchwood Street complex in Morton, Illinois, houses receiving, tool making, pre-production, first operations, general fabrication and enclosure operations. Substantially all non-production personnel, including senior management, purchasing, engineering, sales, production control and accounting are also located at this facility. The Detroit Avenue plant, located one mile from Birchwood Street, contains the production operations for commodity products such as tanks, seat modules, and heavy fabrication operations. The Company produces components for agricultural equipment at its Peoria, Illinois, facility, which opened in 1995. The Company's Apex, North Carolina plant serves the operations of nearby customers and entered production in July 1997. At these locations, the Company employs computer assisted design and manufacturing equipment, including laser cutting machines and robotic welders.

     Morton combined its sales and engineering organizations in 1995. This sales and engineering group has primary responsibility for managing relationships with customers and working with them to design new products. An account team, led by one of the Company's account managers and including representatives from all key functional areas of the Company, works closely with each key customer to design products, produce prototypes, schedule production, and monitor quality and customer satisfaction.

COMPETITION

     The component fabrication industry is fragmented and highly competitive, with no single supplier having significant market share. Competition involves product quality, price, the ability to provide just-in-time deliveries, provision of support services, and product development capabilities.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     At December 31, 1997, MLX had no business operations. Following the Merger, the Company's business is in the fabrication segment.

AVAILABILITY OF RAW MATERIALS

     The primary raw material used by the Company after the Merger is steel, and the Company has five major steel suppliers. The Company also purchases fabrications and machined parts from a large number of suppliers. All raw materials are in adequate supply.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, AND CONCESSIONS

     The Company holds no material patents, trademarks, franchises, or concessions. The Company has been granted a number of software licenses that it uses in its design, production, and other business operations. All of these licenses have customary terms and conditions.

WORKING CAPITAL ITEMS

     The Company's working capital requirements reflect several business factors. Working capital requirements are typically greater during the second half of the calendar year because both Deere and Caterpillar suspend operations for two weeks of vacation time during July and/or August. Production operations of both of these customers also slow during the last two weeks of December. During these periods, the Company must rely more heavily on its credit facilities for liquidity. The Company's rapid growth over the last two years has also increased the Company's need for working capital to meet the capital expenditures required to increase production capacity.

ENVIRONMENTAL REGULATION

     The Company's operations are subject to numerous federal, state and local laws and regulations concerning the containment and disposal of hazardous materials. The Company maintains a policy of complying with all environmental rules and regulations and believes that it is in substantial compliance with all applicable environmental laws and regulations.

EMPLOYEES

     As of February 1, 1998, the Company employed 941 employees, of which 799 were hourly, 139 were salaried, and three were part-time employees. The Company believes that its relationship with its employees is good.

ADDITIONAL INFORMATION ABOUT MORTON

     For additional information about Morton, including its audited financial statements for the six months ended December 31, 1997, and its three fiscal years ended June 30, 1997, 1996, and 1995, see Exhibit 99.1 to this annual report on Form 10-K. Exhibit 99.1 also contains Morton's Management's Discussion and Analysis of Financial Condition and Results of Operations, Selected Financial Data, and unaudited financial statements for the six months ended December 31, 1996. Exhibit 99.2 to this annual report on Form 10-K contains pro forma condensed combined financial statements giving effect to the Merger.

ITEM 2. PROPERTIES.

     The following table summarizes the Company's manufacturing, warehouse, and office facilities:

                                                        APPROX.             MONTHLY     EXPIRATION
LOCATION                                                SQ. FT.   ACRES   LEASE TERMS      DATE
--------                                                -------   -----   -----------   ----------
1021 West Birchwood Street
Morton, IL............................................  270,000     40        Owned           N/A
400 Detroit Avenue
Morton, IL............................................  75,000     N/A      $21,164      08/31/04
Peoria, IL............................................  137,000    N/A      $20,035      05/31/03
Apex, NC..............................................  100,000    N/A      $37,580      11/06/06

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not currently a party to any material legal proceedings that the Company's management believes would have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Prior to the conclusion of the Merger, MLX's common stock traded on the over-the-counter market under the symbol "MLXR" and was quoted on the OTC Bulletin Board of the National Association of Security Dealers, Inc. Following the Merger, the Company's Class A Common Stock continued to be traded on the over-the-counter market under the symbol "MGRP" and quoted on the OTC Bulletin Board. The Company has applied to have the Class A common Stock listed for trading on the NASDAQ Small Cap Market under the symbol "MGRP."

     The following table sets forth the quarterly high and low bids for the MLX common stock during MLX's two most recent fiscal years as reported by Bloomberg Financial Services:

                                                                  MLX COMMON STOCK
                                                              -------------------------
                                                                HIGH             LOW
                                                                ----             ---
1997
  October 1 to December 31..................................  $19.0000         $15.8125
  July 1 to September 30....................................  $16.2500         $14.6875
  April 1 to June 30........................................  $14.8750         $14.2500
  January 1 to March 31.....................................  $16.7500         $13.2500
1996
  October 1 to December 31..................................  $13.5000         $12.6250
  July 1 to September 30....................................  $13.5625         $13.0000
  April 1 to June 30........................................  $15.2500         $12.7500
  January 1 to March 31.....................................  $13.1250         $ 9.8750

     As of March 2, 1998, there were 5,899 holders of record and 2,343 beneficial holders of the Company's Class A Common Stock.

     MLX did not declare or pay any dividends in its fiscal years ended December 31, 1997, and 1996. In connection with the Merger, the Company entered into a credit agreement that precludes the payment of dividends.

ITEM 6. SELECTED MLX FINANCIAL DATA.

     The following selected financial data relates to MLX before the Merger and is derived from the audited financial statements of MLX.

                                                               YEAR ENDED DECEMBER 31
                                                   -----------------------------------------------
                                                    1997      1996      1995      1994      1993
                                                    ----      ----      ----      ----      ----
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA:
  Net sales......................................  $    --   $    --   $    --   $    --   $    --
  General and administrative expenses............   (1,553)     (997)   (1,015)     (827)   (1,342)
  Stock appreciation rights compensation.........   (2,225)       --        --        --        --
  Interest income................................    1,886     1,876     1,074        17        12
  Interest expense...............................       --        --      (114)     (202)     (366)
  Other (expense) income.........................       --        --       (18)      (94)       81
  Provision for income taxes.....................       --      (317)       18       376       549
                                                   -------   -------   -------   -------   -------
          Earnings (loss) from continuing
            operations...........................   (1,892)      562       (55)     (730)   (1,066)
  Discontinued operations (net of income
     taxes)......................................       --        --    20,593     3,477     3,105
  Extraordinary gain on early retirement of debt
     (net of income taxes).......................       --        --       272        --     3,627
                                                   -------   -------   -------   -------   -------
          Net earnings (loss)....................  $(1,892)  $   562   $20,810   $ 2,747   $ 5,666
                                                   -------   -------   -------   -------   -------
          Earnings (loss) applicable to common
            stock................................  $(1,892)  $   562   $20,158   $ 1,689   $ 4,793
                                                   =======   =======   =======   =======   =======
PER SHARE DATA:
  Average outstanding common shares -- basic.....    2,618     2,613     2,576     2,537     2,539
  Average outstanding common shares -- diluted...    2,618     2,755     2,576     2,537     2,539
  Earnings (loss) per share--basic
     Continuing operations (net of dividends and
       accretion on preferred stock).............  $ (0.72)  $  0.22   $ (0.27)  $ (0.70)  $ (0.76)
     Discontinued operations (net of income
       taxes)....................................       --        --      7.99      1.37      1.22
     Extraordinary gain on early retirement of
       debt (net of income taxes)................       --        --      0.11        --      1.43
                                                   -------   -------   -------   -------   -------
          Total..................................  $ (0.72)  $  0.22   $  7.83   $  0.67   $  1.89
                                                   =======   =======   =======   =======   =======
  Earnings (loss) per share -- diluted
     Continuing operations (net of dividends and
       accretion on preferred stock).............  $ (0.72)  $  0.20   $ (0.27)  $ (0.70)  $ (0.76)
     Discontinued operations (net of income
       taxes)....................................       --        --      7.99      1.37      1.22
     Extraordinary gain on early retirement of
       debt (net of income taxes)................       --        --      0.11        --      1.43
                                                   -------   -------   -------   -------   -------
     Total.......................................  $ (0.72)  $  0.20   $  7.83   $  0.67   $  1.89
                                                   =======   =======   =======   =======   =======
FINANCIAL POSITION (AT END OF PERIOD):
  Working capital (deficit)......................  $35,383   $37,304   $36,445   $   (42)  $(1,181)
  Total assets...................................   38,259    39,431    38,509    13,874    11,603
  Long-term liabilities..........................    2,042     1,998     1,957     2,463     2,403
  Shareholders' equity...........................  $34,872   $36,764   $35,878   $10,729   $ 7,324

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF MLX.

RESULTS OF OPERATIONS

     BASIS OF PRESENTATION -- On January 20, 1998, MLX completed the Merger with Morton following the approval of the Agreement and Plan of Merger at a special meeting of MLX shareholders the previous day. Pursuant to the Merger, the name of MLX was changed to Morton Industrial Group, Inc., and 1,232,323 shares of the Company Class A Common Stock and 100,000 of its shares of Class B Common Stock were issued to holders of the common stock of Morton. The accompanying financial statements report the financial condition and results of operations of MLX for all periods presented excluding the results of the Merger.

     On June 30, 1995, MLX completed the sale of all the common stock of its subsidiary, S.K. Wellman Limited, Inc. ("Wellman"), following the approval of such divestiture by MLX's shareholders at the 1995 Annual Meeting. The accompanying financial statements report the financial condition and results of operations of the Wellman business as a discontinued operation and, accordingly, the results of operations of Wellman for all the periods presented are excluded from earnings/loss from continuing operations. The gain on the disposal of the Wellman subsidiary is reported as a gain from the disposal of a discontinued business.

     The discussion below addresses the operations and financial condition of MLX only and as they existed prior to the Merger with Morton.

     OPERATIONS -- After the disposal of Wellman, MLX had no recurring revenues or operating subsidiaries. The general and administrative expenses of MLX were incurred for acquisition search, compensation, occupancy, shareholders costs (such as printing, distribution, and stock transfer fees) and legal and professional matters.

     MLX invested its cash resources in short-term repurchase instruments managed by selected commercial banks. As of December 31, 1997, MLX's average rate of return on these investments was approximately 5.50%. As these investments account for all of MLX's income subsequent to the sale of Wellman, MLX financial results are affected by changes in the short-term interest rates available to MLX.

     Following the divestiture of Wellman, MLX was actively engaged in pursuing the acquisition of new businesses and on October 20, 1997, entered into a definitive agreement to merge with Morton Metalcraft Holding Co. The Merger proposal (completed on January 20, 1998) reflected an enterprise valuation of Morton of approximately $81.1 million to Morton stockholders, which includes the issuance of 1,232,323 shares of MLX Class A Common Stock and 100,000 shares of MLX Class B Common Stock, a cash payment of $20 million to Morton stockholders for the purchase of Morton common stock, and the assumption of Morton's debt.

     Prior to the Merger transaction, MLX considered its business to be that of seeking to acquire an operating business that met its financial acquisition criteria. Accordingly, MLX believed that it was not an investment company as defined by the Investment Company Act of 1940 (the "Act") and submitted an application to the Securities and Exchange Commission (the "Commission") requesting an exemption from certain provisions of the Act until December 31, 1997. On May 19, 1997, the Commission issued an exemptive order pursuant to Sections 6(c) and 6(e) of the Act, which exempted MLX from all provisions of the Act except Sections 9, 17(a), 17(d) (modified as described in the application), 17(e), 17(f) (modified as described in the application), and 36 through 53, through December 31, 1997. MLX and other persons, in their transactions and relations with MLX, were subject to such excepted sections of the Act as if MLX were a registered investment company under the Act. The implementation of the exemptive order did not require MLX to change or modify any of its existing practices or policies.

     On October 27, 1997, MLX submitted a new application, identical to the existing one, asking for an extension of the exemptive period through June 30, 1998, and the application was approved on December 30, 1997.

     1997 VERSUS 1996 -- General and administrative expenses in 1997 amounted to $1.6 million versus a 1996 level of approximately $997,000, an increase of approximately 56%. The increase in expenses in 1997 reflected $670,000 accrued for professional fees in the Merger, which was partially offset by generally lower insurance charges.

     On February 12, 1997, MLX's Board of Directors approved the conversion of all the common stock options held by its former Chief Executive Officer to stock appreciation rights ("SARs"), and all such SARs were exercised as of that date. The resulting compensation liability under this agreement amounted to $2.2 million and was paid in February 1997. There was no such compensation in 1996.

     Interest income in 1997 amounted to $1.9 million compared to $1.9 million in 1996.

     In 1997, MLX had a net loss of $1.9 million (or $0.72 per share -- diluted) compared to net earnings of $562,000 (or $.20 per share -- diluted) in 1996.

     1996 VERSUS 1995 -- General and administrative expenses in 1996 amounted to $997,000 versus a 1995 level of approximately $1.0 million, a decrease of 2%.

     Interest income in 1996 amounted to $1.9 million compared to $1.1 million in 1995 because the 1995 period included two quarters that preceded the sale of Wellman and the availability of cash proceeds from that sale. Correspondingly, there was no interest expense in 1996 compared to $114,000 in 1995 since the debt obligations of MLX were repaid following the divestiture of the Wellman business.

     There were no dividends and accretion on the Registrant's Series A Preferred Stock in 1996 compared to $652,000 in 1995. This decrease resulted from the redemption of such Preferred Stock at the time of the Wellman transaction.

     In 1996, MLX had net earnings of $562,000 (or $.20 per share -- diluted) compared to $20.8 million in 1995 (or $7.83 per share net of obligations on the Series A Preferred Stock). In 1995, earnings from discontinued operations (including the gain on disposal of Wellman) amounted to $7.99 per share -- diluted, and the extraordinary gain on early retirement amounted to $0.11 per share -- diluted.

     MLX has been able to offset substantially all of its federal taxable income with its pre-reorganization tax loss carryforwards and therefore has a federal tax liability only for Alternative Minimum Tax amounts. Accordingly, the charge in lieu of federal income taxes included in the statements of income is not accruable or payable. These pro forma charges in 1996 and 1995 were $299,000 and $11.3 million, respectively. No such pro forma charge was recorded in 1997. The following table illustrates the effect of this pro forma charge on the Company's earnings and earnings per share.

                                                          1997      1996     1995
                                                          ----      ----     ----
                                                           (IN THOUSANDS, EXCEPT
                                                              PER SHARE DATA)
Net Earnings (loss)..................................    $(1,892)   $562    $20,810
Less dividends and accretion on preferred stock......         --      --       (652)
Plus pro forma federal tax charge not due or
  payable............................................         --     299     11,325
                                                         -------    ----    -------
Total earnings (loss)................................    $(1,892)   $861    $31,483
                                                         =======    ====    =======
Total earnings (loss) per common share -- diluted....    $ (0.72)   $.31    $ 12.22
                                                         =======    ====    =======

FINANCIAL POSITION AND LIQUIDITY

     Consolidated working capital at December 31, 1997, was $35.4 million compared to $37.3 million at the end of 1996. Working capital at December 31, 1997, consisted principally of cash and short-term investments of $36.7 million and estimated short-term obligations of $1.3 million for income taxes, legal and professional expenses and compensation.

     On February 12, 1997, MLX's Board of Directors approved the conversion of all the common stock options held by its former Chief Executive Officer to stock appreciation rights ("SARs") and those SARs were exercised as of that date. The resulting liability of $2.2 million was disbursed to the former Chief Executive Officer in February 1997.

     MLX invested its available funds in short-term repurchase agreements managed by five selected commercial banks and collateralized by U.S. Treasury and federal agency obligations. MLX issued instructions to each such bank providing guidelines on investments and restrictions on any disbursement of MLX's funds.

     In connection with the sale of Wellman, MLX funded an escrow fund with a cash payment of $4 million to partially collateralize the indemnification obligations of MLX in the purchase and sale agreement. MLX's maximum liability under such indemnity provisions was $5 million. On October 1, 1996, the escrow fund balance of $4.3 million was disbursed to MLX. An additional escrow fund amounting to $1,250,000 was established at June 30, 1995 (adjusted to $1,347,000 in August 1995) relating to certain estimated income tax obligations arising from the sale.

     MLX's Zero Coupon Bonds were originally issued in 1990 and amended in 1992. The proceeds of the Wellman transaction were used to repay all outstanding obligations under these Bonds.

     The 1993 Variable Rate Subordinated Notes were issued in April 1993 in exchange for certain of the Zero Coupon Bonds. All obligations under such Notes were repaid with proceeds of the Wellman divestiture.

     The Series A Preferred Stock was issued as of December 31, 1992, and April 22, 1993, with an escalating dividend rate feature and provision for redemption solely at the option of MLX. In connection with the Wellman transaction, all such Preferred Stock was redeemed.

OTHER DATA

     CAPITAL EXPENDITURES -- MLX had no material commitments for capital expenditures outstanding at December 31, 1997.

     EMPLOYEES -- MLX's business was conducted by two full-time and three part-time employees. The services of the part-time employees were obtained through a facilities and service sharing arrangement with Pameco Corp. At December 31, 1996, the number of MLX's employees was the same.

     See Exhibit 99.1 to this annual report on Form 10-K for Item 6 and 7 information about Morton.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

              INDEX TO MLX CORP. CONSOLIDATED FINANCIAL STATEMENTS

     a. Report of Independent Auditors.

     b. Consolidated Balance Sheets of MLX as of December 31, 1997, and 1996.

     c. Consolidated Statements of Operations of MLX for each of the years ended December 31, 1997, 1996, and 1995.

     d. Consolidated Statements of Cash Flows of MLX for each of the years ended December 31, 1997, 1996, and 1995.

     e. Consolidated Statements of Stockholders' Equity of MLX for each of the years ended December 31, 1997, 1996, and 1995.

     f. Notes to Consolidated Financial Statements of MLX.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
MLX Corp.

     We have audited the accompanying balance sheets of MLX Corp. as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MLX Corp. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                   ERNST & YOUNG LLP

Atlanta, Georgia
February 20, 1998

                                   MLX CORP.

                                 BALANCE SHEETS

                                                                  DECEMBER 31
                                                              -------------------
                                                                1997       1996
                                                                ----       ----
                                                                (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 36,718   $ 37,927
  Prepaid expenses..........................................        10         46
                                                              --------   --------
Total current assets........................................    36,728     37,973
Equipment and other assets..................................         2          4
Tax escrow funds............................................     1,529      1,454
                                                              --------   --------
Total assets................................................  $ 38,259   $ 39,431
                                                              ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accrued compensation and benefits.........................  $    169   $    103
  Other accrued professional services and expenses..........       914        280
  Accrued taxes.............................................       262        286
                                                              --------   --------
Total current liabilities...................................     1,345        669
Other long-term liabilities.................................     2,042      1,998
Shareholders' equity:
  Preferred stock, no par value - authorized 1,500,000
     shares; none outstanding...............................        --         --
  Preferred stock, Series A, $30 par value - authorized
     500,000 shares; none outstanding.......................                   --
  Common stock, $.01 par value - authorized 38,500,000
     shares; 2,618,000 shares outstanding in 1997 and
     1996...................................................        26         26
  Capital in excess of par value............................    73,165     73,165
  Retained earnings deficit.................................   (38,319)   (36,427)
                                                              --------   --------
Total shareholders' equity..................................    34,872     36,764
                                                              --------   --------
Total liabilities and shareholders' equity..................  $ 38,259   $ 39,431
                                                              ========   ========

                            See accompanying notes.

                                   MLX CORP.

                            STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31
                                                              ---------------------------
                                                               1997      1996      1995
                                                               ----      ----      ----
                                                                    (IN THOUSANDS)
Net sales...................................................  $    --   $    --   $    --
General and administrative expenses.........................    1,553       997     1,015
Stock appreciation rights compensation                          2,225        --        --
                                                              -------   -------   -------
Operating loss from continuing operations...................   (3,778)     (997)   (1,015)
Interest income                                                 1,886     1,876     1,074
Interest expense                                                   --        --      (114)
Other expense                                                      --        --       (18)
                                                              -------   -------   -------
Earnings (loss) before income taxes, discontinued operations
  and extraordinary item....................................   (1,892)      879       (73)
Provision (benefit) for income taxes:
  Federal taxes due and payable                                    --        18        --
  Charge in lieu of federal income taxes (federal income tax
     benefit)...............................................       --       299       (18)
                                                              -------   -------   -------
Earnings (loss) from continuing operations before
  extraordinary item........................................   (1,892)      562       (55)
Discontinued operations:
  Earnings from operations (net of income tax of $1,928)....       --        --     2,507
  Gain on disposal of business (net of income tax of
     $13,311)...............................................       --        --    18,086
                                                              -------   -------   -------
Earnings from discontinued operations.......................       --        --    20,593
                                                              -------   -------   -------
Extraordinary gain on early retirement of debt (net of
  income taxes of $140).....................................       --        --       272
                                                              -------   -------   -------
Net earnings (loss).........................................   (1,892)      562    20,810
Dividends and accretion of preferred stock..................       --        --      (652)
                                                              -------   -------   -------
Earnings (loss) applicable to common stock..................  $(1,892)  $   562   $20,158
                                                              =======   =======   =======
Earnings (loss) per common share -- basic:
  Earnings (loss) from continuing operations (net of
     dividends and accretion on preferred stock)............   $(0.72)    $0.22    $(0.27)
Discontinued operations:
  Earnings from operations..................................       --        --      0.97
  Gain of disposal of business..............................       --        --      7.02
Extraordinary gain on early retirement of debt..............       --        --      0.11
                                                              -------   -------   -------
     Net earnings (loss) per common share -- basic..........   $(0.72)    $0.22     $7.83
                                                              =======   =======   =======
Net earnings (loss) per common share -- diluted.............   $(0.72)    $0.20     $7.83
                                                              =======   =======   =======

                            See accompanying notes.

                                   MLX CORP.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                              CAPITAL IN
                                       SERIES A               EXCESS OF     RETAINED        OTHER
                                       PREFERRED    COMMON       PAR        EARNINGS       EQUITY
                                         STOCK      STOCK       VALUE       (DEFICIT)    ADJUSTMENTS     TOTAL
                                       ---------    ------    ----------    ---------    -----------     -----
                                                                    (IN THOUSANDS)
Balance January 1, 1995............     $ 7,265      $25       $61,874      $(57,147)      $(1,288)     $10,729
  Dividends and accretion on
     preferred stock...............         117       --            --          (652)           --         (535)
  Foreign currency translation
     adjustment....................          --       --            --            --           (77)         (77)
  Benefit of pre-reorganization tax
     loss carryforward.............          --       --        11,325            --            --       11,325
  Stock options exercised..........          --        1           180            --            --          181
  Equity adjustment upon sale of
     S.K. Wellman..................          --       --            --            --         1,365        1,365
  Redemption of preferred stock....      (7,382)      --          (538)           --            --       (7,920)
  Net earnings.....................          --       --            --        20,810            --       20,810
                                        -------      ---       -------      --------       -------      -------
Balance December 31, 1995..........          --       26        72,841       (36,989)           --       35,878
  Benefit of pre-reorganization tax
     loss carryforwards............          --       --           299            --            --          299
  Stock options exercised..........          --       --            25            --            --           25
  Net earnings.....................          --       --            --           562            --          562
                                        -------      ---       -------      --------       -------      -------
Balance December 31, 1996..........          --       26        73,165       (36,427)           --       36,764
  Net loss.........................          --       --            --        (1,892)           --       (1,892)
                                        -------      ---       -------      --------       -------      -------
Balance December 31, 1997..........     $    --      $26       $73,165      $(38,319)      $    --      $34,872
                                        =======      ===       =======      ========       =======      =======

                            See accompanying notes.

                                   MLX CORP.

                            STATEMENTS OF CASH FLOWS

                                                                 1997       1996      1995
                                                                -------    -------   -------
                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Earnings (loss) from continuing operations (including
  extraordinary gain on early retirement of debt)...........    $(1,892)   $   562   $   217
Adjustments to reconcile earnings (loss) from continuing
  operations to net cash provided by (used in) operating
  activities from continuing operations:
  Extraordinary gain on early retirement of debt............         --         --      (412)
  Charge in lieu of federal income taxes....................         --        299       122
  Change in operating assets and liabilities of continuing
     operations:
     Prepaid expenses.......................................         36         57      (217)
     Accounts payable and accrued expenses..................        676         (5)   (1,655)
     Other..................................................         46         42       (54)
                                                                -------    -------   -------
Net cash provided by (used in) operating activities from
  continuing operations.....................................     (1,134)       955    (1,999)
Net cash provided by operating activities from discontinued
  operations................................................         --         --     3,875
                                                                -------    -------   -------
Net cash provided by (used in) operating activities.........     (1,134)       955     1,876
                                                                -------    -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of S.K. Wellman..........................         --         --    49,177
Redemption of Series A Preferred Stock......................         --         --    (7,920)
Decrease (increase) in escrow funds for warranties and
  taxes.....................................................        (75)     4,044    (5,498)
Investing cash flows from discontinued operations...........         --         --    (1,437)
                                                                -------    -------   -------
Net cash provided by (used in) investing activities.........        (75)     4,044    34,322
                                                                -------    -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of dividends on Series A Preferred Stock...........         --         --      (747)
Repayment of debt...........................................         --         --    (2,076)
Stock options exercised.....................................         --         25       181
Financing cash flows from discontinued operations...........         --         --    (1,740)
                                                                -------    -------   -------
Net cash provided by (used in) financing activities.........         --         25    (4,382)
                                                                -------    -------   -------
Net increase (decrease) in cash and cash equivalents........     (1,209)     5,024    31,816
Cash and cash equivalents at January 1......................     37,927     32,903     1,087
Cash and cash equivalents at December 31....................    $36,718    $37,927   $32,903
                                                                =======    =======   =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid...............................................    $    --    $    --   $   127
                                                                =======    =======   =======

                            See accompanying notes.

                                   MLX CORP.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

     MLX Corp. (MLX or the Company) was merged with Morton Metalcraft Holding, Co. on January 20, 1998 and its name was changed to Morton Industrial Group, Inc. (see Note 6).

     During 1995, the Company sold its sole remaining operating subsidiary, S.K. Wellman Limited, Inc. (Wellman). Accordingly, the accompanying financial statements and notes have been restated to report the operating results of Wellman as a discontinued operation.

USE OF ESTIMATES

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

CASH EQUIVALENTS

     Cash equivalents consist of investments in short-term asset management accounts with five banking institutions, none of which holds greater than $8.1 million of these assets. All investments are stated at cost plus accrued interest which approximates market value. At December 31, 1997, the Company's average rate of return on these investments was approximately 5.50%. As these investments account for all of the Company's income subsequent to the sale of Wellman, the Company's future financial results will be impacted by changes in the short-term interest rates available to the Company. For purposes of the accompanying Statements of Cash Flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

FEDERAL INCOME TAXES

     Any tax benefits resulting from the utilization of the Company's federal net operating loss or other carryforwards existing at December 11, 1984, the date of confirmation of the Plan of Reorganization (Confirmation Date), are excluded from operations and credited to capital in excess of par value in the year such tax benefits are realized.

EARNINGS PER COMMON SHARE

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

RELATIONSHIP WITH PAMECO CORPORATION

     MLX has an arrangement with Pameco Corporation (Pameco) pursuant to which MLX shares certain management, operational and administrative functions. The costs for such services are also shared. MLX paid $54,000 to Pameco under this agreement in 1997, $52,000 in 1996 and $60,000 1995. Such amounts are included as a component of general and administrative expenses in the accompanying Statements of Operations.

                                   MLX CORP.

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

     A portion of these proceeds was used by the Company to fund an escrow account of $4 million to partially collateralize its indemnification obligations in the purchase and sale agreement. The Company's maximum liability under such indemnity provisions was $5 million. On October 1, 1996, the escrow fund balance of $4.3 million was disbursed to MLX. An additional escrow fund amounting to $1,250,000 was established at June 30, 1995 (adjusted to $1,347,000 in August
1995) relating to certain estimated income tax obligations arising from the sale. This escrow fund has been classified as long-term in the Balance Sheets. Other Long-Term Liabilities include taxes related to this escrow fund which are estimated to be payable after one year.

     The transaction resulted in a gain of $31.4 million. Income taxes were provided for this gain as follows (in thousands):

Federal and state income taxes payable......................       $ 3,291
Pro forma charge in lieu of federal income taxes............        10,020
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

     The operating results of the discontinued operations through the date of the sale were as follows:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                                     1995
                                                                 ------------
                                                                (IN THOUSANDS)
Net sales...................................................       $34,916
                                                                   =======
Earnings from operations before income taxes................       $ 4,435
Income taxes................................................        (1,928)
                                                                   -------
Earnings from discontinued operations.......................       $ 2,507
                                                                   =======

                                   MLX CORP.

     The following table provides supplemental information pertaining to the discontinued operations in the Statements of Cash Flows through the date of the sale:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                                     1995
                                                                 ------------
                                                                (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Earnings from discontinued operations.......................       $ 2,507
Adjustments to reconcile earnings to net cash provided by
  discontinued operating activities:
  Depreciation and amortization.............................         1,062
  Charge in lieu of federal income taxes....................         1,183
Changes in operating assets and liabilities:
  Accounts receivable.......................................        (1,158)
  Inventories and prepaid expenses..........................          (791)
  Accounts payable and accrued expenses.....................           310
  Other.....................................................           762
                                                                   -------
Net cash provided by operating activities...................       $ 3,875
                                                                   =======
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment...................       $(1,437)
                                                                   -------
Net cash used in investing activities.......................       $(1,437)
                                                                   =======
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt................................       $   522
Repayment of debt...........................................        (2,262)
                                                                   -------
Net cash used in financing activities.......................       $(1,740)
                                                                   =======

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

4. SHAREHOLDERS' EQUITY, STOCK OPTIONS AND EARNINGS PER SHARE

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     The Company has two stock option plans. Under the MLX Corp. Stock Option Plan, adopted in 1985, the Company granted stock options to certain officers, directors and key employees at prices not less than the

                                   MLX CORP.

market value on the date the option was granted. At December 31, 1997, 20,000 options were outstanding under this Plan with exercise periods extending through December 1999. No new options may be granted under this Plan.

     Under the MLX Corp. Stock Option and Incentive Award Plan (the "1995 Plan"), adopted in 1995, stock-based awards may be issued to key employees (including directors who are also employees) and certain others in a variety of forms. Such awards may include incentive stock options, non-qualified stock options, restricted stock and outright stock awards. A total of 125,000 shares of MLX common stock are reserved under the 1995 Plan. All options granted under the 1995 plan have 5 year terms and vest and become fully exercisable at the end of 3 years of continued employment. The 1995 Plan terminates in June 2005. At December 31, 1997, 30,000 options were outstanding under the 1995 Plan.

     Pro forma information regarding net income (loss) and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. There were no options granted in 1996 and in 1997. The fair value for the options granted in 1995 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.21%; volatility factor of the expected market price of the Company's common stock of .817; and a weighted average expected life of the option of 5 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                          1997      1996     1995
                                                          ----      ----     ----
Pro forma net earnings (loss)........................    $(1,934)   $ 520   $20,140
Pro forma earnings (loss) per share -- diluted.......    $ (0.74)   $0.19   $  7.81

     Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until future years.

                                   MLX CORP.

     A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                                  1997                   1996                   1995
                                           -------------------    -------------------    -------------------
                                                      WEIGHTED               WEIGHTED               WEIGHTED
                                                      AVERAGE                AVERAGE                AVERAGE
                                                      EXERCISE               EXERCISE               EXERCISE
                                           OPTIONS     PRICE      OPTIONS     PRICE      OPTIONS     PRICE
                                           -------    --------    -------    --------    -------    --------
Outstanding at beginning of year.......    50,000      $7.19       60,200     $6.39      104,467     $3.04
  Granted..............................        --                      --        --       30,000      9.25
  Exercised............................        --                 (10,200)     2.50      (67,834)     2.63
  Cancelled............................        --                      --        --       (6,433)     5.01
                                           ------      -----      -------     -----      -------     -----
Outstanding at end of year.............    50,000      $7.19       50,000     $7.19       60,200     $6.39
                                           ======      =====      =======     =====      =======     =====
At December 31
  Exercisable..........................    50,000      $7.19       40,000     $6.67       36,033     $5.08
                                           ======      =====      =======     =====      =======     =====
  Reserved for future grant............    95,000                  95,000                 95,000
                                           ======                 =======                =======
Weighted average fair value of options
  granted during the year..............        --                      --                $  6.40
                                           ======                 =======                =======

     Exercise prices for options outstanding as of December 31, 1997 ranged from $4.00 to $9.25. The weighted average remaining contractual life of those options is 2.2 years.

     At December 31, 1996, the Company's former Chief Executive Officer held options to acquire 190,400 shares of the Company's common stock at $5.00 per share (the market value at date of grant) which are not reflected in the table above. In February 1997, the MLX Board of Directors approved the conversion of the 190,400 options held by the former Chief Executive Officer to Stock Appreciation Rights and all such SARs were exercised as of February 12, 1997. The resulting liability under this agreement amounted to $2.2 million and was disbursed in February 1997 and was reported as compensation expense in 1997.

     The Company is authorized to issue up to 500,000 shares designated as Series A Preferred Stock with a par value and liquidation preference of $30 per share. The Series A Preferred Stock is nonvoting. Dividends on shares of Series A Preferred Stock outstanding during 1995 were payable in cash on the basis of an increasing rate formula (12.5% at June 30, 1995). All outstanding shares of Series A Preferred Stock were redeemed by the Company with the proceeds from the sale of Wellman.

     An aggregate of 264,000 shares of Series A Preferred Stock was issued to certain holders of Zero Coupon Bonds as of December 1992 and April 1993. The Series A Preferred Stock was initially recorded at its estimated fair value and was being increased to the redemption price of $30 per share during the period from date of issuance until January 1, 1999 (commencement of maximum annual dividend rate). This annual accretion, based on the interest method, was charged to retained earnings and amounted to $117,000 in 1995.

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

                                   MLX CORP.

     The following table sets forth the computation of basic and diluted earnings per share (in 000's except per share amounts):

                                                               1997      1996     1995
                                                               ----      ----     ----
Net income (loss) from continuing operations................  $(1,892)  $  562   $  (55)
Dividends and accretion on preferred stock..................       --       --     (652)
                                                              -------   ------   ------
Net income (loss) from continuing operations applicable to
  common stock..............................................  $(1,892)  $  562   $ (707)
                                                              =======   ======   ======
Basic average common shares outstanding.....................    2,618    2,613    2,576
Effect of dilutive securities -- employee stock options.....       --      142       --
Diluted average common shares outstanding...................    2,618    2,755    2,576
                                                              =======   ======   ======
Earnings (loss) from continuing operations per share --
  basic.....................................................  $ (0.72)  $ 0.22   $(0.27)
                                                              =======   ======   ======
Earnings from continuing operations per share -- diluted....  $ (0.72)  $ 0.20   $(0.27)
                                                              =======   ======   ======

     The effect of dilutive securities is anti-dilutive for 1997 and 1995, therefore basic and dilutive earnings per share are the same for those years.

5. INCOME TAXES

     The Company accounts for income taxes in accordance with the liability method as required by FASB Statement No. 109, "Accounting for Income Taxes."

     At December 31, 1997, MLX has net operating loss carryforwards, existing as of the Confirmation Date, of approximately $75.0 million which are available to offset future taxable income for federal income tax purposes. Such carryforwards expire as of December 31 in each of the years as follows: $1.2 million in 1998 and $73.8 million in 1999. Any tax benefit derived from the utilization of these net operating loss carryforwards is excluded from operations and credited to capital in excess of par value in the year such tax benefits are utilized.

     Subsequent to the Confirmation Date, the Company has available (for federal income tax purposes), net operating loss carryforwards of approximately $60.3 million, which expire as of December 31 in each of the years as follows: $2.7 million in 2000, $2.2 million in 2002, $5.0 million in 2005, $2.0 million in 2006, $47.3 million in 2007, and $1.1 million in 2012.

     The cumulative net operating loss for financial reporting purposes approximates the tax amount as shown above. The components of the income tax provision are as follows (in thousands):

                                                            1997    1996   1995
                                                            ----    ----   ----
Charge in lieu of federal income taxes
  (federal income tax benefits):
  Continuing operations..................................  $   --   $299   $(18)
  Extraordinary gain on early retirement of debt.........      --     --    140
  Federal alternative minimum taxes......................      --     18     --
                                                           ------   ----   ----
       Total.............................................  $   --   $317   $122
                                                           ======   ====   ====

     Income tax expense associated with discontinued operations is set forth in
Note 2.

     The charge in lieu of federal income taxes (federal income tax benefit) approximates the statutory rate applied to earnings before income taxes.

                                   MLX CORP.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                               1997        1996
                                                               ----        ----
Federal net operating loss carryforward...................    $46,000    $ 94,000
State net operating loss carryforward.....................      3,000       3,000
Reserves and other........................................        900       1,000
                                                              -------    --------
Total.....................................................     49,900      98,000
Valuation allowance for deferred tax assets...............     49,900     (98,000)
                                                              -------    --------
Net deferred tax assets...................................    $    --    $     --
                                                              =======    ========

     The valuation allowance for deferred tax assets decreased $48.1 million during 1997.

6. SUBSEQUENT EVENTS

     On January 20, 1998 the Company merged (the "Merger") with Morton Metalcraft Holding Co. ("Morton") and the Articles of Incorporation were amended to change the name of the Company to Morton Industrial Group, Inc. In connection with the merger, the Company paid $19,991,000 for the purchase of 612,121 shares of Morton common stock and options and warrants to purchase Morton common stock and issued 1,332,323 shares of common stock for the remaining shares of Morton common stock.

     The Merger for accounting and financial reporting purposes will be treated as a purchase in accordance with generally accepted accounting principles. The Merger will be accounted for as though Morton purchased MLX because (i) the Chairman and Chief Executive Officer of Morton through his common stock ownership in the merged companies, together with the right to vote certain shares pursuant to a Shareholders Agreement will have over 50% of the votes of all classes of stock of the Surviving Company, (ii) the Chairman of the Board of Directors, Chief Executive Officer and directors of the Surviving Company will consist of individuals appointed by the Chairman and Chief Executive Officer of Morton, (iii) the revenues, net earnings and current market value of Morton exceeds those of MLX and (iv) the market value of the consideration received by the former shareholders of Morton common stock and former holders of options and warrants for Morton common stock, including MLX Common Stock, MLX Options and cash, exceeds the market value of the securities to be retained by the shareholders of MLX common stock.

     The historical financial statements of Morton Metalcraft Holding Co. will, after the date of the Merger, become the historical financial statements of MLX, Inc. as the result of the reverse purchase.

     On January 19, 1998 the shareholders of MLX approved an amendment to the Articles of Incorporation to (i) provide for the reclassification of the existing common stock of MLX, par value $.01 per share as Class A Common stock of MLX, par value $.01 per share , (ii) establish a class of 200,000 shares of Class B Common Stock of MLX, par value $.01 per share and (iii) establish the rights of the MLX Class B Common Stock. The shareholders also approved the MLX Corp. 1997 Stock Option Plan. Under the 1997 Stock Plan, a maximum of 1,166,896 shares of MLX Class A Common Stock, subject to adjustment as described in the 1997 Stock Plan, would be authorized to be delivered to MLX's officers, other key employees, directors and consultants by MLX, in the sole discretion of a stock plan committee, pursuant to either nonqualified stock options or incentive stock options.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item 10 about the executive officers and Directors of the Company is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the Company's definitive proxy statement for the 1998 annual meeting of stockholders, which will be filed with the Securities and Exchange commission not later than one hundred twenty days after December 31, 1997 pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item 11 is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive proxy statement for the 1998 annual meeting of stockholders, which will be filed with the Securities and Exchange commission not later than one hundred twenty days after December 31, 1997 pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item 12 is incorporated herein by reference to the information set forth under the caption "Voting securities and Principal Stockholders" in the Company's definitive proxy statement for the 1998 annual meeting of stockholders, which will be filed with the Securities and Exchange commission not later than one hundred twenty days after December 31, 1997 pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item 13 is incorporated herein by reference to the information set forth under the caption "Certain Transactions" in the Company's definitive proxy statement for the 1998 annual meeting of stockholders, which will be filed with the Securities and Exchange commission not later than one hundred twenty days after December 31, 1997 pursuant to Regulation 14A.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS CONTAINED ON FORM 8-K.

(a) The following documents are filed as part of this report:

     1. FINANCIAL STATEMENTS.

     The following financial statements of MLX Corp. are included in Item 8:

          a. Report of Independent Auditors.

          b. Consolidated Balance Sheets of MLX as of December 31, 1997, and
     1996.

          c. Consolidated Statements of Operations of MLX for each of the years ended December 31, 1997, 1996, and 1995.

          d. Consolidated Statements of Cash Flows of MLX for each of the years ended December 31, 1997, 1996, and 1995.

          e. Consolidated Statements of Stockholders' Equity of MLX for each of the years ended December 31, 1997, 1996, and 1995.

          f. Notes to Consolidated Financial Statements of MLX.

     The following financial statements of Morton Metalcraft Holding Co. are contained in Exhibit 99.1:

          a. Report of Independent Auditors.

          b. Consolidated Balance Sheets as of December 31, 1997, and June 30, 1997, and 1996.

          c. Consolidated Statements of Operations for the Six Months Ended December 31, 1997, and the Fiscal Years Ended June 30, 1997, 1996, and 1995.

          d. Consolidated Statements of Stockholders' Equity (Deficit) for the Six Months Ended December 31, 1997, and the Fiscal Years Ended June 30, 1997, 1996, and 1995.

          e. Consolidated Statements of Cash Flows for the Six Months Ended December 31, 1997, and the Fiscal Years Ended June 30, 1997, 1996, and 1995.

          f. Notes to the Consolidated Financial Statements.

          g. Consolidated Balance Sheet as of December 31, 1997 (audited) and 1996 (unaudited).

          h. Consolidated Statements of Operations for the Six Months Ended December 31, 1997 (audited) and 1996 (unaudited).

          i. Consolidated Statements of Cash Flows for the Six Months Ended December 31, 1997 (audited) and 1996 (unaudited).

     2. FINANCIAL STATEMENT SCHEDULES.

     MLX Corp.: All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     Morton: Schedule IX -- Valuation and Qualifying Accounts appears in Exhibit 99.1.

     3. EXHIBITS.

EXHIBIT NUMBER AND DOCUMENT TITLE                 INCORPORATED BY REFERENCE TO           FILED HEREWITH
---------------------------------                 ----------------------------           --------------
2.1 -- Agreement and Plan of Merger Between MLX   Annex B to the Definitive Proxy
Corp. and Morton Metalcraft Holding Co., dated    Statement on Schedule 14A filed by
as of October 20, 1997                            MLX Corp. with the Securities and
                                                  Exchange Commission ("SEC") on
                                                  January 6, 1998.
2.2 -- Securities Purchase Agreement Among MLX                                                 X
Corp. and Security Holders of Morton Metalcraft
Holding Co., dated as of October 20, 1997
3.1 -- Articles of Incorporation of the           MLX Corp. Form 10-Q for the quarter
registrant as Amended prior to January 20, 1998   ended June 30, 1993
3.2 -- Articles of Amendment to Articles of       Exhibit 3 to Morton Industrial Group,
Incorporation of the Registrant Effective         Inc. Report on Form 8-K filed with
January 20, 1998                                  the SEC on February 4, 1998
3.3 -- Bylaws of the Registrant, as Amended                                                    X
10.1 -- Credit Agreement Among the Registrant,                                                 X
Morton Metalcraft Co., Morton Metalcraft Co. of
North Carolina and Harris Trust & Savings Bank,
individually and as Agent, dated January 20,
1998

EXHIBIT NUMBER AND DOCUMENT TITLE                 INCORPORATED BY REFERENCE TO           FILED HEREWITH
---------------------------------                 ----------------------------           --------------
10.2 -- Security Agreement executed by Morton                                                  X
Industrial Group, Inc., Morton Metalcraft Co.,
and Morton Metalcraft Co. of North Carolina in
favor of Harris Trust & Savings Bank,
individually and as Agent, dated January 20,
1998
10.3 -- Mortgage and Security Agreement with                                                   X
Assignment of Rents executed by Morton
Metalcraft Co. in favor of Harris Trust &
Savings Bank, individually and as Agent, dated
January 20, 1998
10.4 -- Pledge Agreement executed by Registrant                                                X
in favor of Harris Trust & Savings Bank,
individually and as Agent, dated January 20,
1998
10.5 -- Limited Indemnification Agreement dated                                                X
as of October 20, 1997, among MLX Corp., William
D. Morton, and Other Morton Metalcraft
Shareholders and Option Holders
10.6 -- Industrial Building Lease between Morton                                               X
Welding Co., Inc., and Morton Metalcraft Co.
dated September 1, 1994
10.7 -- Lease between Caterpillar, Inc., and                                                   X
Morton Metalcraft Co., Inc. dated June 9, 1995
10.8 -- Lease between Agracel, Inc., and Morton                                                X
Metalcraft Co. dated November 6, 1996
10.9 -- Employment Agreement dated as of January                                               X
20, 1998, between the Registrant and William D.
Morton
10.10 -- Employment Agreement dated as of                                                      X
January 20, 1998, between the Registrant and
Daryl R. Lindemann
10.11 -- MLX Corp. 1997 Stock Option Plan         Appendix C to the Definitive Proxy
                                                  Statement on Schedule 14A filed by
                                                  MLX Corp. with the SEC on January 6,
                                                  1998
10.12 -- MLX Corp. 1995 Stock Option Plan         MLX Corp. Definitive Proxy Statement
                                                  on Schedule 14A for the 1995 Annual
                                                  Meeting of Stockholders
10.13 -- Master Lease Agreement between Morton                                                 X
Metalcraft Co. and General Electric Capital
Corporation dated August 7, 1996
10.14 -- Guaranty of Master Lease Agreement by                                                 X
Morton Metalcraft Holding Co., dated August 7,
1996
10.15 -- Split Dollar Insurance Agreement                                                      X
between Morton Metalcraft Co. and William D.
Morton dated February 3, 1995
10.16 -- Split Dollar Assignment between William                                               X
D. Morton and Morton Metalcraft Co. dated
February 3, 1995

EXHIBIT NUMBER AND DOCUMENT TITLE                 INCORPORATED BY REFERENCE TO           FILED HEREWITH
---------------------------------                 ----------------------------           --------------
10.17 -- Split Dollar Insurance Agreement                                                      X
between Morton Metalcraft Co. and William D.
Morton dated October 10, 1993
10.18 -- Split Dollar Assignment between William                                               X
D. Morton and Morton Metalcraft Co., dated
October 10, 1993
10.19 -- Split Dollar Insurance Agreement                                                      X
between Morton Metalcraft Co. and Daryl R.
Lindemann dated October 10, 1993
10.20 -- Split Dollar Assignment between Daryl                                                 X
R. Lindemann and Morton Metalcraft Co., dated
October 10, 1993
10.21 -- Death Benefit Agreement between Morton                                                X
Metalcraft Co. and William D. Morton
10.22 -- Salary Continuation Agreement between                                                 X
Morton Metalcraft Co. and William D. Morton
dated February 26, 1996
21.1 -- Subsidiaries of Registrant                                                             X
23.1 -- Consent of Ernst & Young LLP                                                           X
23.2 -- Consent of Clifton Gunderson L.L.C.                                                    X
27.1 -- Financial Data Schedule -- MLX Corp.                                                   X
27.2 -- Financial Data Schedule -- Morton                                                      X
Metalcraft Holding Co.
99.1 -- Additional Information About Morton                                                    X
Metalcraft Holding Co., Including Financial
Statements
99.2 Pro Forma Condensed Combined Financial                                                    X
Statements

     4. REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant as duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MORTON INDUSTRIAL GROUP, INC.

                                          By:     /s/ WILLIAM D. MORTON

                                            ------------------------------------
                                                     William D. Morton
                                                 President, Chief Executive
                                                Officer, and Chairman of the
                                                     Board of Directors

Dated: March 10, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                     SIGNATURES                                      TITLE                      DATE
                     ----------                                      -----                      ----

                /s/ WILLIAM D. MORTON                    President, Chief Executive        March 10, 1998
-----------------------------------------------------    Officer, and Chairman of the
                  William D. Morton                      Board of Directors

               /s/ DARYL R. LINDEMANN                    Vice President -- Finance         March 10, 1998
-----------------------------------------------------    (Principal Accounting Officer)
                 Daryl R. Lindemann

                 /s/ FRED W. BROLING                     Director                          March 13, 1998
-----------------------------------------------------
                   Fred W. Broling

                                                         Director                          March   , 1998
-----------------------------------------------------
                Alfred R. Glancy III

                  /s/ MARK W. MEALY                      Director                          March 9, 1998
-----------------------------------------------------
                    Mark W. Mealy

              /s/ WILLEM F. P. DE VOGEL                  Director                          March 10, 1998
-----------------------------------------------------
                Willem F. P. De Vogel

                                  EXHIBIT INDEX

     Except where incorporated by reference, the following documents are attached to this annual report on Form 10-K as Exhibits:

2.1  - Agreement and Plan of Merger Between MLX Corp. and Morton
       Metalcraft Holding Co., dated as of October 20, 1997, incorporated by reference to the definitive Proxy Statement on
       Schedule 14A filed by MLX Corp. with the Securities and Exchange Commission ("SEC") on January 6, 1998.

2.2  - Securities Purchase Agreement Among MLX Corp. and Security
       Holders of Morton Metalcraft Holding Co., dated as of October
       20, 1997

3.1 - Articles of Incorporation of the registrant as Amended prior to January 20, 1998, incorporated by reference to MLX Corp.'s Form 10-Q for the quarter ended June 30, 1993.

3.2  - Articles of Amendment to Articles of Incorporation of the
       Registrant Effective January 20, 1998, incorporated by reference to Exhibit 3 to Morton Industrial Group, Inc.'s Report on Form 8-K filed with the SEC on February 4, 1998.

3.3  - Bylaws of the Registrant, as Amended

10.1 - Credit Agreement Among the Registrant, Morton Metalcraft Co., Morton Metalcraft Co. of North Carolina and Harris Trust &
       Savings Bank, individually and as Agent, dated January 20, 1998

10.2 - Security Agreement executed by Morton Industrial Group, Inc., Morton Metalcraft Co., and Morton Metalcraft Co. of North
       Carolina in favor of Harris Trust & Savings Bank, individually and as Agent, dated January 20, 1998

10.3 - Mortgage and Security Agreement with Assignment of Rents executed by Morton Metalcraft Co. in favor of Harris Trust & Savings Bank, individually and as Agent, dated January 20, 1998

10.4 - Pledge Agreement executed by Registrant in favor of Harris Trust & Savings Bank, individually and as Agent, dated January 20, 1998

10.5 - Limited Indemnification Agreement dated as of October 20, 1997, among MLX Corp., William D. Morton, and Other Morton
         Metalcraft Shareholders and Option Holders

10.6 - Industrial Building Lease between Morton Welding Co., Inc., and Morton Metalcraft Co. dated September 1, 1994

10.7 - Lease between Caterpillar, Inc., and Morton Metalcraft Co., Inc. dated June 9, 1995

10.8 - Lease between Agracel, Inc., and Morton Metalcraft Co. dated November 6, 1996.

10.9 - Employment Agreement dated as of January 20, 1998, between the Registrant and William D. Morton

10.10 - Employment Agreement dated as of January 20, 1998, between the Registrant and Daryl R. Lindemann


10.11 - MLX Corp. 1997 Stock Option Plan, incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed by MLX Corp. with the SEC on January 6, 1998.

10.12 - MLX Corp. 1995 Stock Option Plan, incorporated by reference to Definitive Proxy Statement on Schedule 14A filed by MLX Corp. with the SEC for the 1995 annual meeting of stockholders.

10.13 - Master Lease Agreement between Morton Metalcraft Co. and General Electric Capital Corporation dated August 7, 1996

10.14 - Guaranty of Master Lease Agreement by Morton Metalcraft Holding Co., dated August 7, 1996

10.15 - Split Dollar Insurance Agreement between Morton Metalcraft Co. and William D. Morton dated

        February 3, 1995.

10.16 - Split Dollar Assignment between William D. Morton and Morton Metalcraft Co. dated February 3, 1995

10.17 - Split Dollar Insurance Agreement between Morton Metalcraft Co. and William D. Morton dated October 10, 1993

10.18 - Split Dollar Assignment between William D. Morton and Morton Metalcraft Co., dated October 10, 1993

10.19 - Split Dollar Insurance Agreement between Morton Metalcraft Co. and Daryl
        R. Lindemann dated October 10, 1993

10.20 - Split Dollar Assignment between Daryl R. Lindemann and Morton Metalcraft Co., dated October 10, 1993

10.21 - Death Benefit Agreement between Morton Metalcraft Co. and William D. Morton

10.22 - Salary Continuation Agreement between Morton Metalcraft Co. and William
        D. Morton dated February 26, 1996.


21.1 - Subsidiaries of Registrant

23.1 - Consent of Ernst & Young LLP

23.2 - Consent of Clifton Gunderson L.L.C.

27.1 - Financial Data Schedule - MLX Corp.

27.2 - Financial Data Schedule - Morton Metalcraft Holding Co.

99.1 - Additional Information About Morton Metalcraft Holding Co., Including Financial Statements

99.2 - Pro-Forma Condensed Combined Financial Statements