Form 10-Q
period 1998-04-04
MORTON INDUSTRIAL GROUP INC
filed 1998-05-19
CIK 64247

                   U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q

(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED APRIL 4, 1998

                                      OR

( )                 TRANSITION REPORT PURSUANT TO SECTION
              13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          FOR THE TRANSITION PERIOD
                        FROM __________ TO __________

                        COMMISSION FILE NUMBER O-13198

                        MORTON INDUSTRIAL GROUP, INC.
            (Exact name of registrant as specified in its charter)


                GEORGIA                                        38-0811650
     (State or other jurisdiction of                        (I.R.S. Employer
     Incorporation or organization)                        Identification No.)


                  1021 W. BIRCHWOOD, MORTON, ILLINOIS 61550
                   (Address of principal executive offices)

                                (309) 266-7176
             (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No
                                    ---     ---

                                                             Outstanding as of
                                                                May 4, 1998
                                                                -----------
Class A Common Stock, $.01 par value                              3,801,944
Class B Common Stock, $.01 par value                                200,000

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        MORTON INDUSTRIAL GROUP, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
           For the Quarters Ended April 4, 1998 and March 29, 1997
                (Dollars In Thousands, Except Per Share Data)
                                 (Unaudited)

                                                1998              1997
                                              ---------        ---------
Net sales                                     $  30,672        $  22,474
Cost of sales                                    25,956           19,811
                                              ---------        ---------
Gross profit                                      4,716            2,663
                                              ---------        ---------
Operating expenses
    Selling expenses                                767              487
    Administrative expenses                       2,395            1,274
                                              ---------        ---------
        Total operating expenses                  3,162            1,761
                                              ---------        ---------
        Operating income                          1,554              902
                                              ---------        ---------
Other income (expense)
   Interest expense                                (546)            (807)
   Miscellaneous                                     22               12
                                              ---------        ---------
      Total other income (expense)                 (524)            (795)
                                              ---------        ---------
      Earnings before income taxes                1,030              107

Income taxes                                         72               41
                                              ---------        ---------
Net earnings                                  $     958        $      66
                                              =========        =========
Earnings per Share
    Basic                                     $    0.24        $    0.03
                                              =========        =========
    Diluted                                   $    0.20        $    0.02
                                              =========        =========
Weighted average number of shares
    Basic                                     4,001,944        1,944,444
                                              =========        =========
    Diluted                                   4,687,917        3,327,015
                                              =========        =========

These consolidated condensed financial statements should be read only in connection with the accompanying notes to consolidated condensed financial statements.

                        MORTON INDUSTRIAL GROUP, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                     April 4, 1998 and December 31, 1997
                           (Dollars in Thousands)

                                                                       April 4
                                                                        1998        December 31
                                                                     (Unaudited)       1997
                                                                     -----------    -----------
                               ASSETS
Current Assets
   Cash                                                                  $ 1,069       $    138
   Accounts, notes and other receivables, less allowance for
     doubtful accounts of $100 in 1998 and 1997                           12,977          7,668
   Inventories                                                            10,602          7,510
   Prepaid expenses                                                        1,420            815
   Refundable income taxes                                                   994          2,060
   Deferred income taxes                                                   1,421             70
                                                                     -----------    -----------
      Total current assets                                                28,483         18,261
                                                                     -----------    -----------
Deferred income taxes                                                      2,263            114
                                                                     -----------    -----------
Property, plant and equipment, net of accumulated depreciation            24,456         18,813
                                                                     -----------    -----------
Other                                                                      3,317          2,200
                                                                     -----------    -----------
                                                                         $58,519       $ 39,388
                                                                     ===========    ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
   Note payable to bank                                                  $18,000       $  6,740
   Current installments of long-term debt, obligations
        under capital leases and covenants payable                         2,378          2,390
   Accounts payable                                                       14,697         11,892
   Accrued salaries and wages                                              1,242          4,615
   Other accrued expenses                                                  1,840          3,939
                                                                     -----------    -----------
        Total current liabilities                                         38,157         29,576
                                                                     -----------    -----------

Long-term debt, excluding current installments                            12,587         23,000
                                                                     -----------    -----------
Obligations under capital leases, excluding current installment              187            221
                                                                     -----------    -----------

Other                                                                      2,056            143
                                                                     -----------    -----------
        Total liabilities                                                 52,987         52,940
                                                                     -----------    -----------
Stockholders' Equity (Deficit)
   Class A common stock                                                       38             51
   Class B common stock                                                        2              1
   Additional paid-in capital                                             19,308          1,203
   Retained earnings (deficit)                                           (13,816)        (2,037)
   Treasury stock                                                              -        (12,770)
                                                                     -----------    -----------
        Total stockholders' equity (deficit)                               5,532        (13,552)
                                                                     -----------    -----------
                                                                         $58,519       $ 39,388
                                                                     ===========    ===========

These consolidated condensed financial statements should be read only in connection with the accompanying notes to consolidated condensed financial statements.

                        MORTON INDUSTRIAL GROUP, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
           For the Quarters  Ended April 4, 1998 and March 29, 1997
                            (Dollars In Thousands)
                                 (Unaudited)


                                                                           1998               1997
                                                                        ----------          ---------
Net cash provided by (used in) operating activities                         (6,379)             1,307

Cash flows from investing activities
    Capital expenditures                                                    (2,097)            (1,512)
    Carroll George Inc. acquisition                                         (5,568)                 -
    Cash received in merger with MLX Corp.                                  16,241                  -
    Other                                                                      250                  -
                                                                        ----------          ---------
           Net cash provided by (used in) investing activities               8,826             (1,512)
                                                                        ----------          ---------
Cash flows from financing activities
    Proceeds from issuance of note payable to bank                          29,800             20,579
    Principal payments on note payable to bank                             (19,811)           (20,238)
    Cash received on exercised options                                         358                  -
    Proceeds from issuance of long-term debt                                15,000                  -
    Principal payments on long-term debt                                   (26,765)                 -
    Other                                                                      (98)               (78)
                                                                        ----------          ---------
           Net cash provided by (used in) financing activities              (1,516)               263
                                                                        ----------          ---------
Net increase in cash                                                           931                 58

Cash at beginning of period                                                    138                 58
                                                                        ----------          ---------
Cash at end of period                                                   $    1,069          $     116
                                                                        ==========          =========
Supplemental disclosure of cash flow information
    Cash paid during the period for:
        Interest                                                        $    1,637          $   1,526
                                                                        ==========          =========
        Income taxes                                                    $        -          $     237
                                                                        ==========          =========

These consolidated condensed financial statements should be read only in connection with the accompanying notes to consolidated condensed financial statements.

                        MORTON INDUSTRIAL GROUP, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           For the Quarters Ended April 4, 1998 and March 29, 1997
                                 (Unaudited)

(1) Background - On January 20, 1998, Morton Metalcraft Holding Co. and Subsidiaries ("Morton") merged (the "Merger") with MLX Corp. ("MLX"), with MLX being the surviving corporation. As a result of the Merger, Morton ceased to exist as a separate corporate entity and MLX amended its Articles of Incorporation to change the corporate name of MLX to Morton Industrial Group, Inc. The Merger, for accounting and reporting purposes, was treated as a purchase in accordance with generally accepted accounting principles and constituted a reverse acquisition. The historical financial statements of Morton Metalcraft Holding Co., after the date of the Merger, become the historical financial statements of Morton Industrial Group, Inc. as the result of this reverse merger.

(2) Nature of Business -- The Company, operating through its subsidiaries, is a contract manufacturer and supplier of high-quality fabricated sheet metal and plastic components and subassemblies for construction, agricultural, and industrial equipment manufacturers located primarily in the Midwestern and Southeastern United States.

(3) Interim Financial Data -- The consolidated condensed financial statements at April 4, 1998, and March 29, 1997, and for the quarters then ended are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods indicated. The Company's fiscal quarters end on a Saturday (nearest to a quarter end) except for the fourth quarter which ends on December 31. For the quarter ended April 4, 1998, there were 66 shipping days, whereas, the quarter ended March 29, 1997, had 60 shipping days. Results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year. The consolidated condensed financial statements should be read in connection with the consolidated financial statements and notes thereto, together with management's discussion of financial condition and results of operations of Morton Metalcraft Holding Co., contained in Exhibit 99.1 of MLX Corp.'s 1997 Form 10-K.

(4) Income Taxes -- The Company has not recorded any provision for federal income taxes for the quarter ended April 4, 1998, due to the utilization of certain net operating loss carryforwards. These net operating loss carryforwards were acquired as part of the merger with MLX Corp. The Company has provided for state income taxes.

(5) Acquisitions -- On March 30, 1998, the Company acquired all of the outstanding shares of common stock of Carroll George Inc. The Company paid a total purchase price was $ 8.1 million, including payment of all of Carroll George Inc.'s revolving credit and term loan debt.

     The unaudited proforma consolidated statement of income for the quarter ended April 4, 1998, has been prepared by consolidating the statements of income of the Company and Carroll George Inc. for the quarter ended April 4, 1998 (dollars in thousands, except per share data):


        Proforma revenues                                           $37,613
        Proforma net income                                             765
        Proforma net income per share -- basic                         $.19
        Proforma net income per share - diluted                         .16


     Proforma adjustments have been applied to reflect the purchase of Carroll George Inc., including additional interest expense.

     The above proforma financial data is based on management's preliminary assumptions regarding purchase accounting adjustments for the Carroll George Inc. acquisition based on currently available information. The final allocation of the purchase price for this acquisition will be adjusted to the extent that actual amounts differ from management's estimates. The Company will file the financial statements of Carroll George Inc. and additional proforma information with the Securities and Exchange Commission on Form 8-K/A within 75 days after March 30, 1998.

(6) The Company's inventory, in thousands of dollars, as of April 4, 1998, and December 31, 1997, is summarized as follows:

                                          April 4,         December 31,
                                            1998              1997
        Raw materials, purchased parts
          and manufactured components      $ 5,772           $3,349
        Work-in-process                      2,699            1,573
        Finished goods                       2,131            2,588
                                           -------           ------
                       Total               $10,602           $7,510
                                           =======           ======


(7) Earnings Per Share -- the following reflects the reconciliation of the numerators and denominators of the earnings per share and the earnings per share assuming dilution computations:

                         Quarter Ended April 4, 1998
                         ---------------------------

                                         Income         Shares      Per-Share
                                       (Numerator)   (Denominator)    Amount
        Basic income per share           $958,000      4,001,944       $.24

        Effect of dilutive securities,
                 stock options                           685,973
                                                       ---------
        Diluted income per share                       4,687,917       $.20
                                                       =========



                         Quarter Ended March 29, 1997
                         ----------------------------

                                         Income         Shares      Per-Share
                                       (Numerator)   (Denominator)    Amount
        Basic income per share           $ 66,000      1,944,444       $.03

        Effect of dilutive securities:
                 Stock options                           722,222
                 Warrants                                666,666
                                                       ---------
        Diluted income per share                       3,327,015       $.02
                                                       =========


(8) Subsequent Events--On April 8, 1998, the Company acquired all of the outstanding shares of common stock of B&W Metal Fabricators, Inc. for $8.5 million, including the retirement of B&W indebtedness. This transaction was financed by cash payments of $ 4.9 million, and the balance in the form of unsecured subordinated notes. The subordinated notes bear interest at 7.00% per annum and are payable in 40 equal quarterly installments beginning July 8, 1998..

     On April 27, 1998, the Company announced that it had entered into a Stock Purchase Agreement with the owners of Mid-Central Plastics, Inc., a supplier of injection molded custom plastic components for manufacturers of agricultural equipment, recreational equipment, appliances, HVAC systems and furniture. Subject to its completion of due diligence, Hart-Scott-Rodino clearance, receipt of a satisfactory financing commitment, and other conditions of closing, the Company plans to close this acquisition at or before the end of the second quarter, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis describes changes in the Company's financial condition since December 31, 1997. The analysis of results of operations compares the quarter ended April 4, 1998, with the corresponding quarter of 1997.


RESULTS OF OPERATIONS

FIRST QUARTER, 1998 VERSUS FIRST QUARTER, 1997

     Revenues for the first quarter, 1998 were $30.7 million compared to $22.5 million for the first quarter of 1997, an increase of $8.2 million or 36.5%. The increase resulted primarily from sales of components and subassemblies used in industrial and agricultural machinery. Sales to Deere & Co. and Caterpillar, Inc. were approximately 94% and 85% of the Company's revenues for the first quarters, 1998 and 1997, respectively. For the first quarter, 1998, there were 66 shipping days, while the first quarter of 1997 contained 60 shipping days, and the average sales per shipping day were approximately $465,000 and $375,000 for the first quarters of 1998 and 1997, respectively. The Company's North Carolina facility was operational during the first quarter of 1998; during the first quarter of 1997, it was under construction. The revenues attributable to that facility for the first quarter, 1998 were approximately $4.3 million.

     The Company's gross profits for the first quarter, 1998 increased by approximately $2.1 million or 77.1% over the same three months in 1997. This increase resulted primarily from additional sales of components and subassemblies used in industrial and agricultural machinery. For the comparable periods, the Company's gross profit percentage increased from 11.8% to 15.4%. This increase was the result of increased productivity at the Morton and Peoria, Illinois plants, improved labor efficiency and better material use stemming from investments in production technology, including laser cutting technology. The Company continues to incur costs, including labor inefficiencies and training, associated with the start-up and rapid growth of its North Carolina facility that reduces the Company's gross profits.
The Company's management has introduced a program to address these costs and is vigorously implementing it. The Company has also made progress in establishing relationships with material suppliers located in the Southeast who meet the Company's requirements, but the Company continues to incur costs to transfer supplies, including steel, to North Carolina from suppliers in the Midwest.
The Company expects that the North Carolina facility will continue to experience higher costs than the Company's Illinois plants for most of calendar year 1998.

     Selling and administrative expenses for the first quarter, 1998 amounted to $3.2 million, or 10.3% of net sales compared to $1.8 million, or 7.8% of sales for the first quarter of 1997. This increase is attributable primarily to costs associated with operating as a publicly-traded entity (first quarter, 1998) versus operating as a non-public entity (first quarter, 1997), including professional, consulting and administrative costs. The company also incurred additional costs for engineering and customer service related to the increase in sales volume.

     Interest expense for the first quarter, 1998 was $ .5 million, a decrease of $ .3 million compared to the first quarter of 1997. This decrease was due primarily to lower average amounts of outstanding debt and lower interest rates on the outstanding debt. The Company expects that its interest costs in the second and subsequent quarters will increase materially as a result of its borrowings to finance acquisitions.

     Income tax expense of approximately $70,000 was provided on pre-tax income of $1.0 million, for an effective tax rate of 7% that reflects the use of certain net operating loss carryforwards. For the first quarter of 1997, income taxes of approximately $40,000 were provided on pre-tax income of $100,000 for an effective tax rate of 40%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated working capital at April 4, 1998 was $(9.7) million compared to $(11.3) million at December 31, 1997, the Company's preceding fiscal year end. This represents an increase in working capital of approximately $1.6 million. This change was due to a number of factors, including an increase in cash of $1.0 million; increases in accounts receivable and inventories of approximately $5.3 million and $3.1 million, respectively, related to increasing sales and the acquisition of Carroll George Inc.; and the reduction of accrued expenses and accounts payable of approximately $2.7 million, partially offset by the reclassification of long-term debt to revolving debt of approximately $11 million.

     The Company received a cash infusion from the merger with MLX Corp. of approximately $16.0 million. This cash was used in operations, for the purchase of equipment and for the temporary paydown of debt.

     The Carroll George Inc. acquisition closed on March 30, 1998. The total purchase price and cash required to retire debt of Carroll George, Inc. amounted to $8.1 million. This cash requirement was financed by a draw on the Company's bank line of credit. That debt is classified as Note Payable to Bank in the accompanying balance sheet.

     The B&W Metal Fabricators, Inc. acquisition, closed on April 8, 1998. The total purchase price was $8.5 million, including the retirement of B&W indebtedness. The transaction was financed by cash payments of $4.9 million, and the balance in the form of unsecured subordinated notes payable to the B&W Metal Fabricators, Inc. shareholders. This cash requirement was financed by a draw on the Company's bank line of credit.

     The Mid-Central Plastics, Inc. agreement, signed April 27, 1998, is expected to close no later than the end of the second quarter, 1998. Closure of this transaction is subject to several factors, including the Company's receipt of a satisfactory financing commitment for the refinancing of existing debt plus an increased borrowing facility.

     The Company incurred $2.1 million of capital expenditures during the first quarter, 1998, primarily for purchases of manufacturing equipment.

     The Company currently anticipates making approximately $10.0 million of capital expenditures during the remaining three quarters of calendar year 1998. These expenditures will be funded from the cash flow provided by operations and funds available under the Company's line-of-credit facility. Planned expenditures include plant expansion and the purchase of fabrication equipment, including presses, pressbrakes and other new equipment. The Company expects to re-evaluate its capital expenditure budget from time-to-time to respond to acquisitions and changes in sales levels.

     The Company believes that it can meet its current operating liquidity requirements from cash generated from operations and borrowing under its existing bank facility. Cash from operations and a refinanced and expanded facility will, however, be required to permit the Company to conclude the Mid-Central Plastics, Inc. acquisition and meet its resulting operating liquidity needs.

YEAR 2000 COMPLIANCE

     The Company has completed an internal assessment of its information systems to determine year 2000 compliance. While the Company's design, business and application software and hardware will be able to perform in the year 2000 and beyond, certain personal computers used for workplace data collection and certain Company-developed software require revision to perform in 2000. The Company estimates that the revisions will cost a maximum of $300,000. The Company has acquired software to help it identify the changes required to Company-developed software. The Company expects to be fully year 2000 compliant by September 30, 1999.

     The Company is also in the process of surveying its suppliers' and customers' year 2000 compliance. While the Company has no reason to believe that its major customers and suppliers will not be year 2000 compliant by the end of 1999, there will exist uncertainty about the matter until the Company completes its survey. Noncompliance by a major customer or supplier could materially and adversely affect the Company's business.

RECENTLY RELEASED ACCOUNTING AND REPORTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 132 -- Employers' Disclosures about Pensions and Other Postretirement Benefits does not address recognition or measurement issues, but provides additional information to facilitate financial analysis and eliminates certain disclosures which are no longer useful. SFAS 132 is applicable to the Company beginning with its year-end reporting beginning in 1999. As SFAS 132 deals with financial disclosure, the Company does not anticipate the adoption of this new standard will be significant.

FORWARD LOOKING STATEMENTS

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995. This Form 10-Q contains forward looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934), including, but not limited to, statements related to the Company's beliefs, expectations or intentions. These statements involve risk and uncertainties that may cause the Company's actual results to differ significantly from those expected, suggested or projected. Factors that could contribute to such differences include, but are not limited to, competition with other fabricators, the risks associated with the Company's acquisition strategy, including unanticipated problems, difficulties in integrating acquired businesses, diversion of management's attention from daily operations, possible increased interest costs, and possible adverse effects on earnings resulting from increased goodwill amortization, introduction of new technologies that require significant capital expenditures and general economic and business conditions.

                         PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES

As previously reported in its Current Report on Form 8-K filed with the Securities and Exchange Commission ("Commission") on February 4, 1998, MLX Corp., the Company's predecessor, amended its Articles of Incorporation on January 20, 1998, to reclassify its previously existing common stock into Class A Common Stock and to create a series of Class B Common Stock. For more information about the reclassification and the relative rights of the Class A Common Stock and the Class B Common Stock, see the Current Report on Form 8-K referenced above and the Definitive Proxy Statement on Schedule 14A filed by MLX Corp. with Commission on January 6, 1998.

On January 20, 1998, immediately following the reclassification described above, Morton Metalcraft Holding Co. ("Holding") merged with and into MLX Corp., which changed its name to Morton Industrial Group, Inc., (the "Company"). In connection with the merger, the Company issued Mr. William D. Morton 1,218,990 shares of Class A Common Stock and 100,000 shares of Class B Common Stock in exchange for an equivalent number of shares of Holding's Class A Common Stock and Class B Common Stock owned by Mr. Morton. Mr. Morton was the Chairman, President and Chief Executive Officer of Holding and assumed the same positions with the Company upon the effectiveness of the merger. The Company also issued Mr. Mark W. Mealy, a director of Holding, 13,333 shares of Class A Common Stock in exchange for an equivalent number of shares of Holding's Class A Common Stock owned by Mr. Mealy. Upon the effectiveness of the merger, Mr. Mealy became a director of the Company. The Company issued its shares of Class A Common Stock to Mr. Mealy and Class A Common Stock and Class B Common Stock to Mr. Morton in reliance upon the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) of the Act.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

MLX Corp. shareholders held a special meeting on January 19, 1998 to act upon the amendment of MLX Corp.'s Articles of Incorporation described above, the merger with Holding, and the MLX Corp. 1997 Stock Option Plan. The results of the shareholders' votes on each of these matters appear in the following table:


                                          Votes         Votes       Votes
                                           For         Against     Withheld
                                        ---------      -------     --------
An amendment of the Articles of
      Incorporation                     1,524,698       52,986        926

Adoption of the Agreement and
      Plan of Merger                    1,524,602       53,022        986

Adoption of the MLX Corp.
  1997 Stock Option Plan                1,504,955       72,566      1,089


ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K

     (A)  EXHIBITS
          2. None.
          3. None.
         10. None.
         11. The computation can be determined from this report.
         15. None.
         18. None.
         19. None.
         22. None.
         23. None.
         24. None.
         27. Financial data schedule.

     (B) Reports on Form 8-K
         1. Filed on February 4, 1998, announcing the merger of MLX. Corp. with Morton Metalcraft Holding Co.
         2. Filed on March 17, 1998, announcing the Company's agreement to acquire all of the common stock of Carroll George, Inc.
         3. Filed on April 14, 1998, announcing the acquisition of the common stock of B&W Metal Fabrications, Inc., and announcing the closing of the Carroll George Inc. acquisition.
         4. Filed on April 16, 1998, announcing the selection of Clifton Gunderson L.L.C. as the Company's auditors for the year ended December 31, 1998, and an amendment thereto, filed on Form 8-K/A on April 22, 1998.
         5. Filed on May 8, 1998, announcing the Company's agreement to acquire all of the common stock of Mid-Central Plastics, Inc.



                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MORTON INDUSTRIAL GROUP, INC.


Dated:  May 19, 1998            /s/ Daryl R. Lindemann
                                -----------------------------------------------
                                Daryl R. Lindemann
                                Vice President-Finance, Treasurer and Secretary