Form 10-Q
period 1998-06-27
MORTON INDUSTRIAL GROUP INC
filed 1998-08-11
CIK 64247

                  U. S. SECURITIES AND EXCHANGE COMMISSION
                  ----------------------------------------

                          Washington, D. C.  20549

                                  FORM 10-Q

(X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED JUNE 27, 1998

                                     OR

(  )               TRANSITION REPORT PURSUANT TO SECTION
             13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          FOR THE TRANSITION PERIOD
                          FROM _________ TO _______

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

                                                        Outstanding as of
                                                          August 5, 1998
                                                        ------------------
Class A Common Stock, $.01 par value                        3,801,944
Class B Common Stock, $.01 par value                          200,000


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                            MORTON INDUSTRIAL GROUP, INC.
                                                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                        For the Quarters and Six Months Ended June 27, 1998 and June 30, 1997
                                                    (Dollars In Thousands, Except Per Share Data)
                                                                     (Unaudited)

                                                   Quarters Ended                             Six Months Ended
                                        June 27, 1998       June 30, 1997          June 27, 1998        June 30, 1997
                                        -------------       -------------          -------------        -------------
Net sales                               $     39,752        $     25,330           $     70,424         $     47,804
Cost of sales                                 33,022              21,524                 58,978               41,335
                                        -------------       -------------          -------------        -------------
Gross profit                                   6,730               3,806                 11,446                6,469
                                        -------------       -------------          -------------        -------------

Operating expenses
    Selling expenses                           1,209                 542                  1,976                1,029
    Administrative expenses                    3,407               2,122                  5,802                3,396
                                        -------------       -------------          -------------        -------------
        Total operating expenses               4,616               2,664                  7,778                4,425
                                        -------------       -------------          -------------        -------------
        Operating income                       2,114               1,142                  3,668                2,044
                                        -------------       -------------          -------------        -------------

Other income (expense)
   Interest expense                             (925)               (831)                (1,471)              (1,638)
   Miscellaneous                                  16                  17                     38                   29
                                        -------------       -------------          -------------        -------------
      Total other income (expense)              (909)               (814)                (1,433)              (1,609)
                                        -------------       -------------          -------------        -------------
      Earnings before income taxes             1,205                 328                  2,235                  435
Income taxes                                     107                 105                    179                  146
                                        -------------       -------------          -------------        -------------
Net earnings                            $      1,098        $        223           $      2,056         $        289
                                        =============       =============          =============        =============

Earnings per Share
    Basic                               $       0.27        $       0.11           $       0.51         $       0.15
                                        =============       =============          =============        =============
    Diluted                             $       0.23        $       0.07           $       0.44         $       0.09
                                        =============       =============          =============        =============

Weighted average number of Shares
Basic                                   $  4,001,944        $  1,944,444           $  4,001,944         $  1,944,444
                                        =============       =============          =============        =============
Diluted                                 $  4,722,868        $  3,327,440           $  4,706,374         $  3,327,585
                                        =============       =============          =============        =============

These consolidated condensed financial statements should be read only in connection with the accompanying notes to consolidated condensed financial statements.

                        MORTON INDUSTRIAL GROUP, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                     June 27, 1998 and December 31, 1997
                            (Dollars in Thousands)

                                                                                  June 27      December 31
                                                                                   1998           1997
                                                                                ----------     ----------
                                                                                (Unaudited)
                               ASSETS
Current Assets
 Cash                                                                           $    3,300     $      138
 Accounts, notes and other receivables, less allowance for
   doubtful accounts of $109 in 1998 and $100 in 1997                               18,323          7,668
 Inventories                                                                        14,279          7,510
 Prepaid expenses                                                                    2,241            815
 Refundable income taxes                                                             1,079          2,060
 Deferred income taxes                                                               1,597             70
                                                                                ----------     ----------
     Total current assets                                                           40,819         18,261
                                                                                ----------     ----------
Deferred income taxes                                                                4,266            114
                                                                                ----------     ----------
Property, plant and equipment, net of accumulated depreciation                      40,359         18,813
                                                                                ----------     ----------
Intangible assets, primarily goodwill, net of accumulated amortization              14,608          1,950
                                                                                ----------     ----------
Other                                                                                1,535            250
                                                                                ----------     ----------
                                                                                $  101,587     $   39,388
                                                                                ==========     ==========
            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
   Note payable to bank                                                         $   10,900     $    6,740
   Current installments of long-term debt, obligations
        under capital leases and covenants payable                                   4,234          2,390
   Accounts payable                                                                 15,740         11,892
   Accrued salaries and wages                                                        1,369          4,615
   Other accrued expenses                                                            4,555          3,939
                                                                                ----------     ----------
        Total current liabilities                                                   36,798         29,576
                                                                                ----------     ----------


Long-term debt, excluding current installments                                      55,854         23,000
                                                                                ----------     ----------
Obligations under capital leases, excluding current installment                        218            221
                                                                                ----------     ----------


Other                                                                                2,087            143
                                                                                ----------     ----------
        Total liabilities                                                           94,957         52,940
                                                                                ----------     ----------
Stockholders' Equity (Deficit)
   Class A common stock                                                                 38             51
   Class B common stock                                                                  2              1
   Additional paid-in capital                                                       19,308          1,203
   Retained earnings (deficit)                                                     (12,718)        (2,037)
   Treasury stock                                                                      -          (12,770)
                                                                                 ----------     ----------
        Total stockholders' equity (deficit)                                         6,630        (13,552)
                                                                                ----------     ----------
                                                                                $  101,587     $   39,388
                                                                                ==========     ==========

These consolidated condensed financial statements should be read only in connection with the accompanying notes to consolidated condensed financial statements.

                        MORTON INDUSTRIAL GROUP, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
          For the Six Months Ended June 27, 1998 and June 30, 1997
                           (Dollars In Thousands)
                                 (Unaudited)

                                                                         1998               1997
                                                                      ---------          ---------
Net cash provided by (used in) operating activities                   $ (5,113)           $  4,047

Cash flows from investing activities
    Capital expenditures                                                (4,115)             (4,108)
    Increase in intangible assets                                         (587)                -
    Carroll George Inc. acquisition                                     (5,568)                -
    B&W Metal Fabricators, Inc. acquisition                             (3,758)                -
    Mid-Central Plastics, Inc. acquisition                             (20,310)                -
    SMP Steel Corporation acquisition                                   (2,160)                -
    Cash received in merger with MLX Corp.                              16,241                 -
    Other                                                                  574                 135
                                                                      ---------          ---------
           Net cash used in investing activities                       (19,683)             (3,973)
                                                                      ---------          ---------
Cash flows from financing activities
    Net borrowings (repayments) under revolving credit facility         (2,154)                256
    Cash received on exercised options                                     358                 -
    Proceeds from issuance of long-term debt                            55,000                 -
    Principal payments on long-term debt                               (25,036)                101
    Other                                                                 (210)                (83)
                                                                      ---------          ---------
           Net cash provided by financing activities                    27,958                  72
                                                                      ---------          ---------
Net increase in cash                                                     3,162                 146

Cash at beginning of period                                                138                  58
                                                                      ---------          ---------
Cash at end of period                                                 $  3,300            $    204
                                                                      =========          =========
Supplemental disclosure of cash flow information
       Cash paid during the period for:
               Interest                                               $  2,207            $  1,640
                                                                      =========          =========
               Income taxes                                           $    238            $    687
                                                                      =========          =========

Noncash Financial Activities:
  As part of the acquisition of B&W Metal Fabricators, Inc., the company issued subordinated notes payable in the amount of $3,650.

These consolidated condensed financial statements should be read only in connection with the accompanying notes to consolidated condensed financial statements.

                        MORTON INDUSTRIAL GROUP, INC.
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
  For the Quarters and the Six Months Ended June 27, 1998 and June 30, 1997
                                 (Unaudited)

(1) Background - On January 20, 1998, Morton Metalcraft Holding Co. and Subsidiaries ("Morton") merged (the "Merger") with and into MLX Corp. ("MLX"), with MLX being the surviving corporation. As a result of the Merger, Morton ceased to exist as a separate corporate entity and MLX amended its Articles of Incorporation to change the corporate name of MLX to Morton Industrial Group, Inc. The Merger, for accounting and reporting purposes, was treated as a purchase in accordance with generally accepted accounting principles and constituted a reverse acquisition. The historical financial statements of Morton Metalcraft Holding Co., after the date of the Merger, become the historical financial statements of Morton Industrial Group, Inc. as the result of this reverse merger.

(2) Nature of Business -- The Company, operating through its subsidiaries, is a contract manufacturer and supplier of high-quality fabricated sheet metal and plastic components and subassemblies for construction, agricultural, and industrial equipment manufacturers located primarily in the Midwestern and Southeastern United States.

(3) Interim Financial Data -- The consolidated condensed financial statements at June 27, 1998, and June 30, 1997, and for the quarters and six months then ended are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods indicated. The Company's fiscal quarters end on a Saturday (nearest to a quarter end) except for the fourth quarter which ends on December 31. For the quarter ended June 27, 1998, there were 59 shipping days, compared to 64 shipping days in the quarter ended June 30, 1997. For the six months ended June 27, 1998, there were 125 shipping days, compared to 124 shipping days in the six months ended June 30, 1997. Results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year. The consolidated condensed financial statements should be read in connection with the consolidated financial statements and notes thereto, together with management's discussion of financial condition and results of operations of Morton Metalcraft Holding Co., contained in
     Exhibit 99.1 of MLX Corp.'s 1997 Form 10-K.

(4) Income Taxes -- The Company has not recorded any provision for federal income taxes for the quarter and six months ended June 27, 1998, due to the utilization of certain net operating loss carryforwards resulting from the merger with MLX Corp. The Company has provided for state income taxes.

(5) Acquisitions -- On March 30, 1998, the Company acquired all of the outstanding shares of common stock of Carroll George Inc. The Company paid a total purchase price of $ 8.1 million, including payment of all of Carroll George Inc.'s revolving credit and term loan debt.

     On April 8, 1998, the Company acquired all of the outstanding shares of common stock of B&W Metal Fabricators, Inc. for $ 8.5 million, including the retirement of B&W indebtedness. This transaction was financed by cash payments of $ 4.9 million, and the balance in the form of unsecured subordinated notes. The subordinated notes bear interest at 7.00% per annum and are payable in 40 equal quarterly installments beginning July 8, 1998.

     On May 29, 1998, the Company acquired all of the outstanding shares of common stock of Mid-Central Plastics, Inc. The Company paid a total purchase price of $ 23.8 million, including payment of all of Mid-Central Plastic, Inc.'s revolving credit and term loan debt.

     On June 1, 1998 the Company acquired substantially all of the assets of SMP Steel Corporation, a privately held company. The total purchase price was not material to the Company.

     The unaudited proforma consolidated statement of income for the six months ended June 27, 1998, has been prepared by consolidating the statements of income of the Company and:

        Carroll George Inc.                      For the quarter ended April 4, 1998
        B&W Metal Fabricators, Inc.              For the period from January 1 through April 8, 1998
        Mid-Central Plastics, Inc.               For the period from January 1 through May 29, 1998

                                                    (dollars in thousands, except per share data)
        Proforma revenues                                              $93,272
        Proforma net income                                            $ 1,966

        Proforma net income per share -- basic                            $.49
        Proforma net income per share - diluted                           $.42

The above proforma financial data is based on management's current estimate of the allocations of the purchase price for the acquisitions. The company has filed the financial statements of Carroll George Inc., and B&W Metal Fabricators Inc., and additional proforma information with the Securities and Exchange Commission on June 11, 1998 and June 22, 1998, respectively. The company will file the financial statements and additional proforma financial information of Mid-Central Plastics, Inc. with the Securities and Exchange Commission on Form 8-K/A no later than August 12, 1998.



(6) The Company's inventory, in thousands of dollars, as of June 27, 1998, and December 31, 1997, is summarized as follows:

                                                  June 27,     December 31,
                                                    1998          1997
        Raw materials, purchased parts
          and manufactured components             $ 7,615       $3,349
              Work-in-process                       2,936        1,573
              Finished goods                        3,728        2,588
                                                  -------       ------
                             Total                $14,279       $7,510
                                                  =======       ======


(7) Earnings Per Share -- the following reflects the reconciliation of the numerators and denominators of the earnings per share and the earnings per share assuming dilution computations:

                                        Quarter Ended June 27, 1998                      Six Months Ended June 27, 1998
                            -----------------------------------------------     -------------------------------------------
                               Income           Shares           Per-Share       Income           Shares          Per-share
                            (Numerator)     (Denominator)         Amount      (Numerator)      (Denominator)        Amount
Basic income                $ 1,098,000      4,001,944           $ .27         $2,056,000        4,001,944        $ .51
 per share

Effect of
 dilutive securities,
 stock options                                 720,924                                             704,430
                                             ---------                                           ---------
Diluted income
 per share                                   4,722,868           $ .23                           4,706,374        $ .44
                                             =========                                           =========

                                        Quarter Ended June 27, 1997                      Six Months Ended June 27, 1997
                            -----------------------------------------------     -------------------------------------------
                               Income           Shares           Per-Share       Income           Shares          Per-share
                            (Numerator)     (Denominator)         Amount      (Numerator)      (Denominator)        Amount
Basic income                $   223,000      1,944,444           $ .11         $  289,000        1,944,444        $ .15
 per share

Effect of
 dilutive securities,
 stock options                               1,382,996                                           1,383,141
                                             ---------                                           ---------
Diluted income
 per share                                   3,327,440           $ .07                           3,327,585        $ .09
                                             =========                                           =========

                         PART II - OTHER INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis describes changes in the Company's financial condition since December 31, 1997. The analysis of results of operations compares the quarter and six months ended June 27, 1998, with the corresponding periods of 1997.

RESULTS OF OPERATIONS

SECOND QUARTER, 1998 VERSUS SECOND QUARTER, 1997

     Revenues for the second quarter, 1998 were $39.8 million compared to $25.3 million for the first quarter of 1997, an increase of $14.5 million, or 57.3%. As described in footnote 5 of Part I, the Company made acquisitions that provided incremental revenue during the second quarter, 1998, of approximately $13.2 million. The additional $1.3 million increase is from those facilities owned in 1997 and resulted primarily from increased sales of components and subassemblies used in industrial and agricultural machinery. For the operating subsidiaries owned during both the second quarters in 1998 and 1997, in the second quarter, 1998 there were 59 shipping days, while the second quarter of 1997 contained 64 shipping days, and the average sales per shipping day were approximately $450,000 and $395,000 for the second quarters of 1998 and 1997, respectively.

     Sales to Deere & Co. and Caterpillar, Inc. were approximately 82% and 88% of the Company's revenues for the second quarters, 1998 and 1997, respectively.

     The Company's gross profits for the second quarter, 1998 increased by approximately $2.9 million over the same three months in 1997, and the gross profit percentage increased from 15.0% to 16.9%. The incremental gross profits from acquisitions were approximately $2.1 million. The additional increase of approximately $ .8 million resulted primarily from additional sales of components and subassemblies used in industrial and agricultural machinery. This increase was the result of increased productivity at the Morton and Peoria, Illinois plants, improved labor efficiency and better material use stemming from investments in production technology, including laser-cutting technology. The Company continues to incur costs, including labor inefficiencies and training, associated with the start-up and rapid growth of its Apex, North Carolina facility that reduces the Company's gross profits. The Company's management has introduced a program to address these costs and continues to implement this program. The Company has also made progress in establishing relationships with material suppliers located in the Southeast who meet the Company's requirements, but the Company continues to incur costs to transfer supplies, including steel, to North Carolina from suppliers in the Midwest. The Company expects that the Apex, North Carolina facility will continue to experience higher costs than the Company's Illinois plants for most of calendar year 1998.

     Selling and administrative expenses for the second quarter, 1998 amounted to $4.6 million, or 11.6% of net sales compared to $2.7 million, or 10.5% of net sales for the second quarter of 1997. The increase in administrative expenses is attributable primarily to costs associated with operating as a publicly-traded entity (second quarter, 1998) versus operating as a non-public entity (second quarter, 1997), including professional and consulting fees. Banking costs of approximately $600,000, associated with the credit facility obtained at the time of the merger with MLX Corp., were accelerated when a new credit facility (described below in liquidity) was provided. The company also incurred additional selling costs for engineering and customer service related to the increase in sales volume.

     Interest expense for the second quarter, 1998 was $ .9 million, an increase of $ .1 million compared to the second quarter of 1997. This increase was due primarily to higher average amounts of outstanding debt, partially offset by lower interest rates. The Company expects that its interest costs in the third and subsequent quarters will increase materially as a result of its borrowings to finance acquisitions. Refer to the following liquidity discussion.


     Income tax expense of approximately $107,000 was provided on pre-tax income of $1.2 million, for an effective tax rate of 8.9% that reflects the use of certain net operating loss carryforwards. For the second quarter of 1997, when net operating loss carryovers were not available, income taxes of approximately $105,000 were provided on pre-tax income of $328,000 for an effective tax rate of 32.0%.

FIRST SIX MONTHS, 1998 VERSUS FIRST SIX MONTHS, 1997

     Revenues for the first six months, 1998 were $70.4 million compared to $47.8 million for the first quarter of 1997, an increase of $22.6 million, or 47.3%. During the first six months of 1998, the Company completed acquisitions that provided incremental revenue of approximately $13.2 million. The additional $9.4 million increase is from those facilities owned in 1997 and resulted primarily from increased sales of components and subassemblies used in industrial and agricultural machinery. For the operating subsidiaries owned during both the first six months in 1998 and 1997, in the first six months, 1998 there were 125 shipping days, while the first six months of 1997 contained 124 shipping days, and the average sales per shipping day were approximately $458,000 and $386,000 for the first six months of 1998 and 1997, respectively.

     Sales to Deere & Co. and Caterpillar, Inc. were approximately 87% of the Company's revenues for both the first six months, 1998 and 1997.

     The Company's gross profits for the first six months, 1998 increased by approximately $5.0 million over the same six months in 1997, and the gross profit percentage increased from 13.5% to 16.2%. The incremental gross profits from acquisitions were approximately $2.1 million. The additional increase of approximately $2.9 million resulted primarily from additional sales of components and subassemblies used in industrial and agricultural machinery. For the operating subsidiaries owned during both the first six months of 1998 and 1997, the Company's gross profit percentage increased from 15.0% to 17.3%. This increase was the result of increased productivity at the Morton and Peoria, Illinois plants, improved labor efficiency and better material use stemming from investments in production technology, including laser-cutting technology.

     Selling and administrative expenses for the first six months, 1998 amounted to $7.8 million, or 11.0% of net sales compared to $4.4 million, or 9.3% of sales for the first six months of 1997. This increase in administrative expenses is attributable primarily to costs associated with operating as a publicly-traded entity (first six months, 1998) versus operating as a non-public entity (first six months, 1997), including professional and
consulting fees.   Banking costs of approximately $600,000, associated with the credit facility obtained at the time of the merger with MLX Corp., were accelerated when a new credit facility (described below in liquidity) was provided. The company also incurred additional selling costs for engineering and customer service related to the increase in sales volume.

     Interest expense for the first six months, 1998 was $ 1.5 million, a decrease of $ .1 million compared to the first six months of 1997. This decrease was due primarily to lower interest rates during the first half of 1998, and was partially offset by additional interest costs incurred during the second quarter from increased debt related to the acquisitions.

     Income tax expense of approximately $179,000 was provided on pre-tax income of $2.2 million, for an effective tax rate of 8.1% that reflects the use of certain net operating loss carryforwards. For the first six months of 1997, prior to the availability of net operating loss carryovers, income taxes of approximately $146,000 were provided on pre-tax income of $435,000 for an effective tax rate of 33.6%.



LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated working capital at June 27, 1998 was $4.0 million compared to $(11.3) million at December 31, 1997, the Company's preceding fiscal year end. This represents an increase in working capital of approximately $15.3 million. This change was due primarily to a May 28, 1998 refinancing as described below, and a cash infusion from the merger with MLX Corp. of approximately $16.0 million. The cash from MLX Corp. was primarily used in general business operations, for the purchase of equipment and for the temporary paydown of debt. The resources made available from bank debt have been used to finance acquisitions and for general business operations.

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

     On May 28, 1998, the Company entered into a new credit agreement with Harris Trust and Savings Bank, as Agent. All subsidiaries of the Company are guarantors of the Company's indebtedness. The credit agreement is a $90 million facility with the following components: (i) a $35 million revolving credit facility with a $10 million sub limit for letters of credit; (ii) a $25 million secured term loan that matures 5 years from the date of the credit agreement closing; and (iii) a $30 million term loan that matures 7 years from the date of the credit agreement closing. Both term loans are fully amortized over their respective terms with quarterly payments. The interest rates on the loans, at the Company's option, are (i) Harris Trust and Savings Bank Rate (which is the greater of the prime rate of the Federal Funds Rate plus .5%) or
(ii) the reserve adjusted LIBOR margin, fixed for 30, 60, 90 or 180 day period, plus an interest rate margin that is determined by the Company's cash flow leverage ratio. The proceeds under the facility have been used to refinance the then existing indebtedness, to finance the acquisitions, and general corporate purposes. This facility is fully secured by a first priority security interest in all of the assets of the Company and the guarantors, except for permitted liens, as well as a pledge of all of the stock of the Company's subsidiaries.

     The Mid-Central Plastics, Inc. acquisition closed on May 29, 1998. The total purchase price and cash required to retire debt amounted to $23.8 million. This transaction was financed under the May 28, 1998 credit agreement described above.

     The Company incurred $4.1 million of capital expenditures during the first six months, 1998, primarily for purchases of manufacturing equipment.


     The Company currently anticipates making approximately $7.5 million of capital expenditures during the remaining two quarters of calendar year 1998. These expenditures will be funded from the cash flow provided by operations and funds available under the Company's line-of-credit facility. Planned expenditures include plant expansion and the purchase of fabrication equipment, including presses, pressbrakes and other new equipment. The Company continually re-evaluates its capital expenditures budget to respond to changes in sales levels, and the needs of the operating subsidiaries, including those recently required.

     The Company believes that it can meet its current operating liquidity requirements from cash generated from operations and borrowing under its existing bank facility. As of June 27, 1998, the Company had available approximately $4.6 million under its revolving credit facility.

YEAR 2000 COMPLIANCE

     The Company is actively working with its software and hardware to become Year 2000 compliant. An assessment audit, conducted both internally and independently, has been completed for the Company's operations in Illinois and North Carolina. For those recent acquisitions in Iowa and South Carolina, this assessment process is continuing.

     Project milestones have been established, and associated projects are on-going in an effort to reach a state of readiness no later than September 30, 1999. Current projects include the use of software to identify Year 2000 non-compliance matters, as well as to inventory all information technology and non-information technology systems, including embedded technology such as micro-controllers.

     The Company is also in the process of surveying its customers' and suppliers' Year 2000 compliance. At this time, the Company has no reason to believe that its major customers and suppliers will not be Year 2000 compliant by the end of 1999. Noncompliance by a major customer or supplier could materially and adversely affect the Company's business.

     The costs expected to become Year 2000 compliant are approximately
$300,000.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

Morton Industrial Group, Inc., held its Annual Meeting on June 30, 1998 to:
        1. Elect five directors to serve for one year terms until the Annual Meeting of Shareholders in 1999.
        2. Consider and act upon a proposal to ratify the selection of Clifton Gunderson L.L.C. as independent auditors for the Company for 1998.

The results of the of the shareholders' votes on each of these matters appear in the following table:


Election of Directors:
---------------------
                            For         Against        Abstained     Unvoted       Total
                         ---------      -------        ---------     -------     ---------
William D. Morton        3,724,599       2,065           -----         ----      3,726,664

Fred W. Broling          3,724,819       1,845           -----         ----      3,726,664

Alfred R. Glancy III     3,724,599       2,065           -----         ----      3,726,664

Mark W. Mealy            3,724,819       1,845           -----         ----      3,726,664

Willem F.P.de Vogel      3,724,792       1,872           -----         ----      3,726,664

Ratification of Selection of Independent Auditor:

                            For         Against        Abstained     Unvoted       Total
                         ---------      -------        ---------     -------     ---------
Clifton Gunderson L.L.C. 3,701,094      23,231           2,338            1      3,726,664

ITEM 5. OTHER INFORMATION

None



ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K

     (A) EXHIBITS
         2. None.
         3. None.
        10. None.
        11. The computation can be determined from this report.
        15. None.
        18. None.
        19. None.
        22. None.
        23. None.
        24. None.
        27. Financial data schedule.

(B)  Reports on Form 8-K and Form 8-K/A

     1. Filed Form 8-K on April 14, 1998, announcing the acquisition of the common stock of B&W Metal Fabrications, Inc., and announcing the closing of the Carroll George Inc. acquisition.

     2. Filed Form 8-K on April 16, 1998, announcing the selection of
        Clifton Gunderson L.L.C. as the Company's auditors for the year ended December 31, 1998, and an amendment thereto, filed on Form 8-K/A on April 22, 1998.

     3. Filed Form 8-K on May 8, 1998, announcing the Company's agreement to acquire all of the common stock of Mid-Central Plastics, Inc.

     4. Filed Form 8-K/A on June 11, 1998, containing the financial statements of Carroll George, Inc.

     5. Filed Form 8-K on June 12, 1998, announcing the acquisition of all of the common stock of Mid-Central Plastics, Inc., and announced a new credit agreement with Harris Trust and Savings Bank.

     6. Filed Form 8-K/A on June 22, 1998, containing the financial statements of B&W Metal Fabricators, Inc.





                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MORTON INDUSTRIAL GROUP, INC.


Dated:  August 11, 1998             /s/
                                    -----------------------------------
                                    Daryl R. Lindemann
                                    Vice President-Finance, Treasurer and
                                    Secretary