Form 10-Q
period 1998-10-03
MORTON INDUSTRIAL GROUP INC
filed 1998-11-17
CIK 64247

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 1998

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

                                    Yes  X  No
                                        ---


                                                          Outstanding as of
                                                          November 4, 1998
                                                          -----------------

Class A Common Stock, $.01 par value                          3,866,944
Class B Common Stock, $.01 par value                            200,000

                               PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          MORTON INDUSTRIAL GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
  For the Quarters and Nine Months Ended October 3, 1998 and September 30, 1997
                  (Dollars In Thousands, Except Per Share Data)
                                   (Unaudited)



                                                     Quarters Ended                          Nine Months Ended
                                          October 3, 1998    September 30, 1997    October 3, 1998      September 30, 1997
                                        -----------------  --------------------  -----------------    --------------------
Net sales                               $        40,989    $            20,222   $        111,413     $           68,026
Cost of sales                                    35,069                 16,848             94,047                 58,183
                                        ---------------    -------------------   ----------------     ------------------
Gross profit                                      5,920                  3,374             17,366                  9,843
                                        ---------------    -------------------   ----------------     ------------------
Operating expenses
    Selling expenses                              1,158                    568              3,134                  1,597
    Administrative expenses                       2,280                  1,350              8,082                  4,746
                                        ---------------    -------------------   ----------------     ------------------
        Total operating expenses                  3,438                  1,918             11,216                  6,343
                                        ---------------    -------------------   ----------------     ------------------
        Operating income                          2,482                  1,456              6,150                  3,500
                                        ---------------    -------------------   ----------------     ------------------
Other income (expense)
   Interest expense                              (1,610)                  (847)            (3,081)                (2,485)
   Miscellaneous                                    132                     40                170                     69
                                        ---------------    -------------------   ----------------     ------------------
      Total other income (expense)               (1,478)                  (807)            (2,911)                (2,416)
                                        ---------------    -------------------   ----------------     ------------------
      Earnings before income taxes                1,004                    649              3,239                  1,084
Income taxes                                         63                    259                242                    405
                                        ---------------    -------------------   ----------------     ------------------
Net earnings                            $           941    $               390   $          2,997     $              679
                                        ===============    ===================   ================     ==================
Earnings per Share
    Basic                               $          0.23    $              0.20   $           0.75     $             0.35
                                        ===============    ===================   ================     ==================
    Diluted                             $          0.21    $              0.12   $           0.64     $             0.20
                                        ===============    ===================   ================     ==================
Weighted average number of Shares
Basic                                   $     4,023,168    $         1,944,444   $      4,009,480     $        1,944,444
                                        ===============    ===================   ================     ==================
Diluted                                 $     4,535,014    $         3,327,805   $      4,664,363     $        3,327,658
                                        ===============    ===================   ================     ==================


These consolidated condensed financial statements should be read only in connection with the accompanying notes to consolidated condensed financial statements.

                          MORTON INDUSTRIAL GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      October 3, 1998 and December 31, 1997
                             (Dollars in Thousands)

                                                                              October 3
                                                                                1998                 December 31
                                                                             (Unaudited)                1997
                                                                           -------------            ------------
                              ASSETS
Current Assets
   Cash                                                                    $         777            $       138
   Accounts, notes and other receivables, less allowance for
     doubtful accounts of $115 in 1998 and $100 in 1997                           16,574                  7,668
   Inventories                                                                    15,543                  7,510
   Prepaid expenses                                                                2,782                    815
   Refundable income taxes                                                         1,039                  2,060
   Deferred income taxes                                                           1,597                     70
                                                                           -------------            -----------
     Total current assets                                                         38,312                 18,261
                                                                           -------------            -----------
Deferred income taxes                                                              4,266                    114
                                                                           -------------            -----------
Property, plant and equipment, net of accumulated depreciation                    41,491                 18,813
                                                                           -------------            -----------

Intangible assets, primarily goodwill, net of accumulated amortization            14,980                  1,950
                                                                           -------------            -----------
Other                                                                              1,535                    250
                                                                           -------------            -----------
                                                                           $     100,584            $    39,388
                                                                           =============            ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
   Note payable to bank                                                    $      12,114            $     6,740
   Current installments of long-term debt, obligations
        under capital leases and covenants payable                                 4,707                  2,390
   Accounts payable                                                               14,518                 11,892
   Accrued salaries and wages                                                      1,123                  4,615
   Other accrued expenses                                                          3,729                  3,939
                                                                           -------------            -----------
            Total current liabilities                                             36,191                 29,576
                                                                           -------------            -----------

Long-term debt, excluding current installments                                    54,605                 23,000
                                                                           -------------            -----------
Obligations under capital leases, excluding current installment                      160                    221
                                                                           -------------            -----------
Other                                                                              2,047                    143
                                                                           -------------            -----------
            Total liabilities                                                     93,003                 52,940
                                                                           -------------            -----------
Stockholders' Equity (Deficit)
   Class A common stock                                                               39                     51
   Class B common stock                                                                2                      1
   Additional paid-in capital                                                     19,317                  1,203
   Retained earnings (deficit)                                                   (11,777)                (2,037)
   Treasury stock                                                                    ---                (12,770)
                                                                           -------------            -----------
            Total stockholders' equity (deficit)                                   7,581                (13,552)
                                                                           -------------            -----------
                                                                           $     100,584            $    39,388
                                                                           =============            ===========

These consolidated condensed financial statements should be read only in connection with the accompanying notes to consolidated condensed financial statements.

                          MORTON INDUSTRIAL GROUP, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
        For the Nine Months Ended October 3, 1998 and September 30, 1997
                             (Dollars In Thousands)
                                   (Unaudited)

                                                                             1998                     1997
                                                                       ----------------        -----------------
Net cash provided by (used in) operating activities                    $        (4,975)        $           2,533
                                                                       ---------------         -----------------

Cash flows from investing activities
    Capital expenditures                                                        (6,585)                   (6,754)
    Increase in intangible assets                                               (1,167)                        -
    Carroll George Inc. acquisition                                             (5,568)                        -
    B&W Metal Fabricators, Inc. acquisition                                     (3,758)                        -
    Mid-Central Plastics, Inc. acquisition                                     (20,310)                        -
    SMP Steel Corporation acquisition                                           (2,160)                        -
    Cash received in merger with MLX Corp.                                      16,241                         -
    Other                                                                          585                       140
                                                                       ---------------         -----------------
               Net cash used in investing activities                           (22,722)                   (6,614)
                                                                       ---------------         -----------------

Cash flows from financing activities
    Net borrowings (repayments) under revolving credit facility                   (940)                    4,411
    Cash received on exercised options                                             368                         -
    Proceeds from issuance of long-term debt                                    55,000                         -
    Principal payments on long-term debt                                       (25,883)                     (101)
    Other                                                                         (209)                     (177)
                                                                       ---------------         -----------------
               Net cash provided by financing activities                        28,336                     4,133
                                                                       ---------------         -----------------
Net increase in cash                                                               639                        52
Cash at beginning of period                                                        138                        58
                                                                       ---------------         -----------------
Cash at end of period                                                  $           777         $             110
                                                                       ===============         =================

Supplemental disclosure of cash flow information
       Cash paid during the period for:
               Interest                                                $         4,203         $           3,206
                                                                       ===============         =================
               Income taxes                                            $           238         $             993
                                                                       ===============         =================



Noncash Financial Activities:
   As part of the acquisition of B&W Metal Fabricators, Inc., the company issued subordinated notes payable in the amount of $3,650.

These consolidated condensed financial statements should be read only in connection with the accompanying notes to consolidated condensed financial statements.

                         MORTON INDUSTRIAL GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           For the Quarters and the Nine Months Ended October 3, 1998
                             and September 30, 1997
                                  (Unaudited)

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

(3) Interim Financial Data -- The consolidated condensed financial statements at October 3, 1998, and September 30, 1997, and for the quarters and nine months then ended are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods indicated. The Company's fiscal quarters end on a Saturday (nearest to a quarter end) except for the fourth quarter which ends on December 31. For the quarter ended October 3, 1998, there were 63 shipping days, compared to 57 shipping days in the quarter ended September 30, 1997. For the nine months ended October 3, 1998, there were 188 shipping days, compared to 181 shipping days in the nine months ended September 30, 1997. Results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year. The consolidated condensed financial statements should be read in connection with the consolidated financial statements and notes thereto, together with management's discussion of financial condition and results of operations of Morton Metalcraft Holding Co., contained in Exhibit 99.1 of MLX Corp.'s 1997 Form 10-K.

(4) Income Taxes -- The Company has not recorded any provision for federal income taxes for the quarter or nine months ended October 3, 1998, due to the utilization of certain net operating loss carryforwards resulting from the merger with MLX Corp. The Company has provided for state income taxes.

(5) Acquisitions -- On March 30, 1998, the Company acquired all of the outstanding shares of common stock of Carroll George Inc. The Company paid a total purchase price of $8.1 million, including payment of all of Carroll George Inc.'s revolving credit and term loan debt.

     On April 8, 1998, the Company acquired all of the outstanding shares of common stock of B&W Metal Fabricators, Inc. for $ 8.5 million, including the retirement of B&W indebtedness. This transaction was financed by cash payments of $ 4.9 million, and the balance in the form of unsecured subordinated notes. The subordinated notes bear interest at 7.00% per annum and are payable in 40 equal quarterly installments which began July 8, 1998.

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

     The unaudited proforma consolidated statement of income for the nine months ended October 3, 1998, has been prepared by consolidating the statements of income of the Company and:


         Carroll George Inc.            For the quarter ended April 4, 1998
         B&W Metal Fabricators, Inc.    For the period from January 1 through April 8, 1998
         Mid-Central Plastics, Inc.     For the period from January 1 through May 29, 1998


                                              (dollars in thousands, except per share data)
         Proforma revenues                             $134,261
         Proforma net income                           $  2,907

         Proforma net income per share -- basic                                 $  .73
         Proforma net income per share - diluted                                $  .62

    The above proforma financial data is based on allocations of the purchase price for the acquisitions. The company has filed the financial statements of Carroll George Inc., and B&W Metal Fabricators Inc., and additional proforma information with the Securities and Exchange Commission on June 11, 1998 and June 22, 1998, respectively. The company filed the financial statements and additional proforma financial information of Mid-Central Plastics, Inc. with the Securities and Exchange Commission on Form 8-K/A on August 11, 1998.


(6) The Company's inventory, in thousands of dollars, as of October 3, 1998, and December 31, 1997, is summarized as follows:


                                                   October 3,            December 31,
                                                     1998                   1997
                                                     ----                   ----
         Raw materials, purchased parts
            and manufactured components           $  7,609                $ 3,349
         Work-in-process                             2,990                  1,573
         Finished goods                              4,944                  2,588
                                                  --------                -------
                                    Total         $ 15,543                $ 7,510
                                                  ========                =======

(7) Earnings Per Share -- the following reflects the reconciliation of the numerators and denominators of the earnings per share and the earnings per share assuming dilution computations:


                              Quarter Ended October 3, 1998                    Nine Months Ended October 3, 1998
                     ----------------------------------------------      ---------------------------------------------
                          Income        Shares        Per-Share             Income          Shares        Per-share
                        (Numerator)  (Denominator)      Amount             (Numerator)   (Denominator)      Amount

Basic income          $  941,000      4,023,168          $ .23             $2,997,000      4,009,480          $ .75
  per share

Effect of
  dilutive securities,
  stock options                         511,846                                              654,883
                                      ---------                                           ----------

Diluted income
  per share                           4,535,014          $ .21                             4,664,363          $ .64
                                      =========                                           ==========




                              Quarter Ended September 30, 1997                 Nine Months Ended September 30, 1997
                    ----------------------------------------------     -----------------------------------------------
                          Income        Shares        Per-Share             Income          Shares          Per-share
                       (Numerator)   (Denominator)     Amount             (Numerator)    (Denominator)        Amount
Basic income             $390,000     1,944,444         $ .20                $679,000      1,944,444          $ .35
   per share
Effect of
  dilutive securities:
  stock options and
  warrants                            1,383,361                                            1,383,219
                                      ---------                                            ---------

Diluted income                        3,327,805        $ .12                               3,327,658          $ .20
                                      =========                                            =========
   per share

                           PART II - OTHER INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis describes changes in the Company's financial condition since December 31, 1997. The analysis of results of operations compares the quarter and nine months ended October 3, 1998, with the corresponding periods of 1997.

RESULTS OF OPERATIONS

THIRD QUARTER, 1998 VERSUS THIRD QUARTER, 1997

         Revenues for the third quarter, 1998 were $41.0 million compared to $20.2 million for the third quarter of 1997, an increase of $20.8 million, or 103%. As described in footnote 5 of Part I, the Company made acquisitions during 1998 that have provided incremental revenue during the third quarter, 1998, of approximately $16.2 million. The additional $4.6 million increase is from those facilities owned in 1997 and resulted primarily from increased sales of components and subassemblies used in industrial and agricultural machinery. For the entities owned during both the third quarters of 1998 and 1997, there were 63 shipping days in the third quarter 1998, while the third quarter of 1997 contained 57 shipping days. The average sales per shipping day were approximately $393,000 and $355,000 for the third quarters of 1998 and 1997, respectively. The Company's Apex, North Carolina facility was operational during the third quarter of 1998; during the third quarter of 1997, it was in its early stages of operation.

         Sales to Deere & Company and Caterpillar Inc., were approximately 78% and 86% of the Company's revenues for the third quarters, 1998 and 1997, respectively.

         The Company's customers who are original equipment manufacturers (OEM's) for the agricultural markets have made recent announcements about a softening demand for their agricultural products. The Company anticipates a significant revenue decline in 1999 for its agricultural components. In response to these announcements, the Company is implementing cost management measures, including manpower reductions, as appropriate. At the same time, the Company has been selected to manufacture a significant number of additional components for new projects for both of its major customers. The overall impact of the gain of revenue from the additional components, net of the loss of some agricultural revenue, is not expected to have a significant overall impact on the Company's 1999 revenues compared with 1998 revenues.

         The Company's gross profits for the third quarter, 1998 increased by approximately $2.5 million over the same three months in 1997, although the gross profit percentage declined from 16.7% to 14.5% for the comparable quarters. The incremental gross profits from acquisitions were approximately $2.6 million. A decline of approximately $0.1 million, and the gross profit percentage decline for the quarter, resulted primarily from costs related to the Apex, North Carolina facility startup. The Company continues to incur costs, including labor inefficiencies and training, associated with the start-up and growth of its Apex, North Carolina facility that reduces the Company's gross profits. The Company's management has introduced a program to address these costs and continues to implement this program. The Company has also made progress in establishing relationships with material suppliers located in the Southeast who meet the Company's requirements, but the Company continues to incur costs to transfer supplies, including steel, to North Carolina from suppliers in the Midwest. The Company expects that the Apex, North Carolina facility will continue to experience higher costs for the remainder of calendar year 1998, and into 1999. During 1999, significant volume growth at Apex, and margin improvement later in 1999 related to that volume, is anticipated.

         Selling and administrative expenses for the third quarter, 1998 amounted to $3.4 million, or 8.4% of net sales compared to $1.9 million, or 9.5% of net sales for the third quarter of 1997. The increase in administrative expenses is attributable primarily to costs associated with the acquired entities. Selling and administrative expense for the entities owned in both third quarters were comparable.

         Interest expense for the third quarter, 1998 was $1.6 million, an increase of $0.8 million compared to the third quarter of 1997. This increase was due primarily to significantly higher average amounts of outstanding debt related to the 1998 acquisitions. The interest for the fourth quarter 1998, is expected to be in the same range as interest expense in the third quarter, 1998.

         Income tax expense of approximately $63,000 was provided on pre-tax income of $1.0 million, for an effective tax rate of 6.3% that reflects the use of certain net operating loss carryforwards. For the third quarter of 1997, prior to the availability of net operating loss carryovers, income taxes of approximately $259,000 were provided on pre-tax income of $649,000, for an effective tax rate of 40%.

FIRST NINE MONTHS, 1998 VERSUS FIRST NINE MONTHS, 1997

         Revenues for the first nine months, 1998 were $111.4 million compared to $68.0 million for the first nine months of 1997, an increase of $43.4 million, or 63.8%. The Company made acquisitions that provided incremental revenue for the first nine months of 1998 of approximately $29.4 million. The additional $14.0 million increase is from those facilities owned in 1997 and resulted primarily from increased sales of components and subassemblies used in industrial and agricultural machinery. For the entities owned during both the first nine months of 1998 and 1997, for the first nine months, 1998, there were 188 shipping days, while the first nine months of 1997 contained 181 shipping days, and the average sales per shipping day were approximately $436,000 and $376,000 for the first nine months of 1998 and 1997, respectively. The Company's Apex, North Carolina facility was operational during the first nine months of 1998; during the first nine months of 1997, it was under construction or just beginning operations.

         Sales to Deere & Company and Caterpillar Inc., were approximately 84% and 87% of the Company's revenues for the first nine months of 1998 and 1997, respectively.

         The Company's gross profits for the first nine months, 1998 increased by approximately $7.5 million over the same nine months in 1997. The incremental gross profits from acquisitions were approximately $4.7 million. The additional increase of approximately $2.8 million resulted primarily from additional sales of components and subassemblies used in industrial and agricultural machinery. For the comparable periods relative to the entities owned during both the first nine months of 1998 and 1997, the Company's gross profit percentage increased from 14.5% to 15.4%. This increase was the result of increased productivity at the Morton and Peoria, Illinois plants, improved labor efficiency and better material use stemming from investments in production technology, including laser-cutting technology. For the reasons discussed above, the Company expects that the Apex, North Carolina facility will continue to experience higher costs than the Company's Illinois plants for most of calendar year 1998.

         Selling and administrative expenses for the first nine months, 1998 amounted to $11.2 million, or 10.1% of net sales compared to $6.3 million, or 9.3% of sales for the first nine months of 1997. This increase in administrative expenses is attributable primarily to incremental selling and administrative costs related to acquired companies of $2.7 million, a write-off of over $600,000 of deferred banking costs due to a refinancing, additional selling costs for engineering and customer service related to the increase in sales volume and costs associated with operating as a publicly-traded entity (first nine months, 1998) versus operating as a non-public entity (first nine months,
1997), including professional and consulting fees.

         Interest expense for the first nine months, 1998 was $3.1 million, an increase of $0.6 million compared to the first nine months of 1997. This increase was due primarily to additional interest costs incurred during the second and third quarters from increased debt related to the acquisitions.



         Income tax expense of approximately $242,000 was provided on pre-tax income of

$3.2 million, for an effective tax rate of 7.5% that reflects the use of certain net operating loss carryforwards. For the first nine months of 1997, prior to the availability of net operating loss carryovers, income taxes of approximately $405,000 were provided on pre-tax income of $1,084,000 for an effective tax rate of 37.4%.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's consolidated working capital at October 3, 1998 was $2.1 million compared to $(11.3) million at December 31, 1997, the Company's preceding fiscal year end. This represents an increase in working capital of approximately $13.4 million. This change was due primarily to a May 28, 1998 refinancing as described below, and a cash infusion from the merger with MLX Corp. of approximately $16.2 million. The cash from MLX Corp. was primarily used in general business operations, for the purchase of equipment and for the temporary paydown of debt. The resources made available from bank debt have been used to finance acquisitions and for general business operations.

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

          On May 28, 1998, the Company entered into a new credit agreement with Harris Trust and Savings Bank, as Agent. The credit agreement is a $90 million facility with the following components: (i) a $35 million secured revolving credit facility with a $10 million sub limit for letters of credit; (ii) a $25 million secured term loan that matures 5 years from the date of the credit agreement closing; and (iii) a $30 million secured term loan that matures 7 years from the date of the credit agreement closing. Both term loans are fully amortized over their respective terms with quarterly payments. The interest rates on the loans, at the Company's option, are (i) Harris Trust and Savings Bank Rate (which is the greater of the prime rate or the Federal Funds Rate plus
 .5%) or (ii) the reserve adjusted LIBOR margin, fixed for 30, 60, 90 or 180 day period, plus an interest rate margin that is determined by the Company's cash flow leverage ratio. The proceeds under the facility have been used to refinance the then existing indebtedness, to finance the acquisitions, and general corporate purposes

         At October 3, 1998, the Company had two fixed interest rate swap agreements with a commercial bank, (the "counter party"). The first agreement has a notional principal amount of $12.4 million and a termination date of May 31, 2003. The second agreement has a notional principal amount of $14.9 million and a termination date of June 30, 2003. The notional principal amount declines over the term of both agreements based upon a defined amortization schedule. The counter party has the unilateral right to cancel both agreements as of June 30, 2001.

         The Mid-Central Plastics, Inc. acquisition closed on May 29, 1998. The total purchase price and cash required to retire debt amounted to $23.8 million. This transaction was financed in connection with the May 28, 1998 credit agreement described above.

          The Company incurred $6.6 million of capital expenditures during the first nine months, 1998, primarily for purchases of manufacturing equipment.

          The Company currently anticipates making approximately $2.5 million of capital expenditures during the remaining fourth quarter of calendar year 1998. These expenditures will be funded from the cash flow provided by operations and funds available under the

Company's line-of-credit facility. Planned expenditures include plant expansion and the purchase of fabrication equipment, including presses, pressbrakes and other new equipment. The Company expects to re-evaluate its capital expenditure budget from time-to-time to respond to changes in sales levels, and the needs of its operating subsidiaries.

          The Company believes that it can meet its current operating liquidity requirements from cash generated from operations and borrowing under its existing bank facility. As of October 3, 1998, the Company had additional availability of approximately $2.2 million under its revolving credit facility.

YEAR 2000 READINESS

         The Company and its subsidiaries rely upon computer hardware and software to maintain financial and business records. All of the subsidiaries use computer and related technology in the manufacturing processes, including embedded microprocessor technology. All hardware, software and embedded technologies are susceptible to the Year 2000 issues. Unresolved Year 2000 issues could make it difficult and costly for the Company and its subsidiaries to conduct business.

The Company has dedicated its Information Services staff to addressing various Year 2000 issues at all of its subsidiaries. In 1998 the Company used these personnel as well as outside consultants to conduct assessments of its technology and recommend steps to attain Year 2000 readiness. These steps include establishing project milestones, testing and certifying all micro-controllers, and upgrading or replacing business system hardware, software and telephone equipment. Through October 31, 1998, the Company has expended approximately $40,000 in its Year 2000 readiness effort. The Company believes that its continuing efforts will achieve an acceptable level of Year 2000 readiness no later than October 31, 1999. Certain minor remedial efforts may extend into 2000, but the Company does not believe that these efforts will adversely affect its ability to conduct business in 2000. The Company believes that its additional Year 2000 expenditures will be approximately $250,000, with the more significant costs relating to upgrading embedded microprocessor technology. The Company does not believe that the total costs of Year 2000 readiness will be material to the Company's financial position or results of operations.

The Company is surveying its customers' and suppliers' Year 2000 readiness. Based on responses received to date, there is no indication that the Company's major customers and suppliers will not be Year 2000 ready by the end of 1999. The Company's major customers are large international corporations, and the Company is aware of their aggressive efforts to become Year 2000 ready. The company may choose from a broad range of suppliers of its basic raw materials and believes that if one supplier proves not to be Year 2000 ready, there will be others who are. If, however, these major customers and suppliers do not become Year 2000 ready, or if other third parties such as public utilities or financial institutions that serve the Company and it subsidiaries fail to achieve readiness, the Company could experience material and adverse financial results.

Since the Company believes that it will be Year 2000 ready, and that its major customers and suppliers will also be Year 2000 ready, the Company has not developed contingency plans. If the Company's beliefs prove incorrect or it otherwise becomes evident that contingency plans are advisable, the company will develop the appropriate plans.


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


        (B)  Reports on Form 8-K and Form 8-K/A

             1. Filed Form 8-K/A on August 11, 1998 containing the financial statements of Mid-Central Plastics, Inc.

             2. Filed Form 8-K on September 17, 1998 announcing the commencement of trading on the Nasdaq Small Cap Market, and announcing new responsibilities of two vice-presidents.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          MORTON INDUSTRIAL GROUP, INC.



Dated:  November 17, 1998          /s/
      -------------------          ---------------------------------
                                   Thomas D. Lauerman
                                   Vice President of Finance