Form 10-K405
period 1998-12-31
MORTON INDUSTRIAL GROUP INC
filed 1999-03-30
CIK 64247

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ______________ TO ______

                         COMMISSION FILE NUMBER O-13198
                            ------------------------

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

                 Class A Common Stock, par value $.01 per share
                                (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of March 2, 1999, the aggregate market value of the Class A Common Stock held by non-affiliates was approximately $20,283,000, and there were 3,867,573 shares of Class A Common Stock and 200,000 shares of Class B Common Stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held in June, 1999 are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF THE BUSINESS

    On January 20, 1998, Morton Metalcraft Holding Co. and Subsidiaries ("Morton") merged (the "Merger") with MLX Corp. ("MLX"), with MLX being the surviving corporation. As a result of the Merger, Morton ceased to exist as a separate corporate entity and MLX amended its Articles of Incorporation to change the corporate name of MLX to Morton Industrial Group, Inc.

    Since the date of merger, we have made four 1998 acquisitions:

    We established our Contract Plastics Division in March 1998 through the acquisition of Carroll George located in Northwood, Iowa. Carroll George specializes in manufacturing thermoformed plastic products for construction and agricultural original equipment manufacturers. Carroll George had sales of $22.8 million in 1997. We acquired Carroll George for $8.1 million in cash, including the payment of all revolving credit and term loan debt of Carroll George. We expanded our plastic manufacturing capabilities and capacity with the acquisition of Mid-Central Plastics in May 1998. Operating out of its facility in West Des Moines, Iowa, Mid-Central Plastics specializes in manufacturing injection molded plastic products for construction and agricultural original equipment manufacturers as well as other industrial customers. Mid-Central Plastics had sales of $28.5 million in 1997. We acquired Mid-Central Plastics for $23.8 million in cash, including the payment of all revolving credit and term loan debt of Mid-Central Plastics.

    In April 1998, we acquired B&W Metal Fabricators, a sheet metal fabricator with a facility in Welcome, North Carolina. Through the acquisition of B&W Metal Fabricators, we expanded our presence in the southeastern United States, allowing us to better serve our existing customers. B&W Metal Fabricators had sales of $7.7 million in 1997. We acquired B&W Metal Fabricators, Inc. for $8.5 million consisting of $4.9 million in cash and the balance in the form of unsecured notes payable. We also acquired certain assets of SMP Steel Corporation in 1998, including its sheet metal fabrication facility in Honea Path, South Carolina for $2.2 million in cash. The acquisition of these assets added metal fabrication capacity for our growing business in the southeastern United States.

    In 1999, we have entered into agreements to acquire the following additional businesses:

    On February 26, 1999, we entered into an agreement with Worthington Custom Plastics to acquire three manufacturing facilities which produce plastic components for construction and industrial original equipment manufacturers. The business to be acquired had sales of $105.1 million in 1998. The Worthington acquisition will expand our plastic product offerings to include washing machine parts, electronics housings and other injection molded and thermoformed plastic products. The Worthington acquisition will provide us critical mass in the plastics business and adds new original equipment manufacturers to our customer base.

    Pursuant to the agreement to purchase the Worthington businesses, we are (i) paying Worthington Custom Plastics $25.0 million in cash, subject to a working capital adjustment, (ii) issuing $10.0 million in face amount of non-voting preferred stock of Morton, (iii) issuing 15% of the common stock of our subsidiary that will hold the businesses acquired in the Worthington acquisition and (iv) assuming certain liabilities. The preferred stock will be mandatorily redeemable five years from its issuance date and will pay annual dividends at a rate of 8%. We may pay such dividends in cash or in shares of additional preferred stock. Worthington Custom Plastics has the right to sell the 15% of the common stock of the Worthington acquisition subsidiary back to us on March 31, 2005 and March 31, 2006. We have the right to purchase such common stock on April 30, 2005 and April 30, 2006. In each case, such purchase or sale would be for fair market value at the time of such transaction. The closing of our purchase of the Worthington businesses is contingent upon our obtaining financing on terms satisfactory to us.

    On February 26, 1999, we entered into an agreement to acquire certain assets of Midland Partners. These assets are used to manufacture finished metal machined parts for construction, agricultural and industrial original equipment manufacturers, primarily Caterpillar and Deere. The assets include two facilities located in Pekin and Galesburg, Illinois. The acquired business had 1998 sales of $16.5 million. The Midland acquisition will allow us to offer metal machined parts to our customers.

    Pursuant to the agreement to purchase the Midland businesses, we are (i) paying approximately $7.5 million in cash, (ii) issuing a $1.0 million subordinated promissory note to the seller, (iii) assuming approximately $4.7 million of indebtedness, (iv) undertaking an earnout obligation to the sellers of the Midland businesses and (v) assuming certain liabilities. The earnout obligation calls for performance based payments in the first and second years after the consummation of the acquisition. We estimate that such payments could total up to $2.0 million. The closing of our purchase of the Midland businesses is contingent upon our obtaining financing on terms satisfactory to us.

NARRATIVE DESCRIPTION OF BUSINESS

                                    BUSINESS

OVERVIEW

    We are a contract manufacturer of highly engineered metal and plastic components and subassemblies for construction, agricultural and industrial original equipment manufacturers. Our metal products include tanks, engine enclosures and panels used in backhoes, excavators, tractors and similar industrial equipment. Our plastic products include enclosures and parts used in off road vehicles, home appliances, computer equipment and other products. Our largest customers include Caterpillar, Inc. and Deere & Co. Our 8 manufacturing facilities are located in the midwestern and southeastern United States in close proximity to our customers.

    We have been in operation as a metal fabricator since 1963 and began producing sheet metal products for Caterpillar in 1975 and Deere in 1989. Since 1992, our sales to Caterpillar have grown 18% annually and our sales to Deere have grown 65% annually. Today, we are the largest supplier of sheet metal products to Caterpillar and Deere in the United States. In 1995, we supplied Caterpillar with approximately 2,000 and Deere with approximately 400 sheet metal products. Today, we supply Caterpillar with approximately 3,400 and Deere with approximately 3,200 sheet metal products. In many cases, we have increased our sales per vehicle to these customers. We have supported this growth in sales to Caterpillar, Inc. and Deere & Co. by expanding our manufacturing capacity and integrating our design processes with the design processes of these customers.

    In 1997 we began an expansion program to broaden our geographic presence to better serve existing customers and to diversify our product offerings and customer base. In response to Caterpillar and Deere opening plants in the southeastern United States, we opened our Apex, North Carolina metal fabrication facility in 1997. We further expanded our sheet metal fabrication business in the southeastern United States in 1998 by acquiring two metal fabrication facilities located there. On February 26, 1999 we entered into an agreement to acquire the metal machined parts business of Midland Partners thereby expanding our metal product offerings.

    In 1998 we formed our Contract Plastics Division by acquiring two plastics manufacturers with combined 1997 sales of $51.3 million. These acquisitions expanded our product offerings to include injection molded and thermoformed plastic products. On February 26, 1999, we entered into an agreement with Worthington Custom Plastics to acquire three manufacturing facilities located in the southeastern United States which produce plastic products for original equipment manufacturers. The business to be acquired had sales of $105.1 million in 1998. The Worthington acquisition provides us critical mass in our plastics business, increases our presence in the southeastern United States and diversifies our customer base.

MARKETS

    Our products are used in construction, agricultural and industrial equipment. As original equipment manufacturers in these industries have intensified their focus on core competencies, they have increasingly outsourced more of their parts production to reduce costs. To effectively manufacture products for original equipment manufacturers, suppliers must invest in technologically advanced equipment, develop in-house design capabilities and coordinate manufacturing and product delivery with their customers.

    Historically, our largest customers, Caterpillar, Inc. and Deere & Co., have been supplied by a large number of local suppliers that would each produce a small number of products. As Caterpillar, Inc. and Deere & Co. have increased the complexity of their equipment and become more dependent on component and subassembly suppliers, they have reduced the size of their supplier base and have established close relationships with a smaller number of sophisticated suppliers who can provide a range of services, including design engineering, prototyping and just-in-time delivery. The high levels of service necessary to serve these customers coupled with the relatively low volumes of equipment they produce has resulted in the sole-sourcing of many products rather than dual or multi-sourcing as is typical in higher volume equipment manufacturing industries. As these customers continue to reduce the size of their supplier base and outsource a growing percentage of their product needs, we expect to become the sole-source for an increasing number of products.

    CONSTRUCTION EQUIPMENT. The $22 billion U.S. construction equipment industry includes construction, earth moving and forestry equipment, as well as some materials handling equipment, cranes, off-highway trucks and a variety of machines for specialized industrial applications. The U.S. construction equipment industry is dominated by Caterpillar, Inc. and Deere & Co., who together accounted for approximately 55% of total unit sales in 1998. We supply components and subassemblies, such as fuel tanks, engine enclosures and panels, used in backhoes, excavators and other construction equipment.

    AGRICULTURAL EQUIPMENT. The $15 billion U.S. agricultural equipment industry includes large, relatively expensive products such as tractors, combines and other farming equipment. Caterpillar, Inc. and Deere & Co. accounted for approximately 37% of total agricultural equipment unit sales in 1998. We supply components and subassemblies such as steps, fenders, feeder housings, grills and landings, used in tractors, combines and other agricultural equipment.

    INDUSTRIAL EQUIPMENT. We produce a range of products for equipment used in industrial applications other than construction and agriculture. Our products are used in recreational off highway vehicles, store fixtures, office furniture and lighting fixtures, and upon the completion of the Worthington acquisition will include products used in washing machines, computers, aircraft seating and commercial lighting.

CUSTOMERS AND PRODUCTS

    CUSTOMERS.

    Our customers include Caterpillar, Inc. Deere & Co. and Case Corporation in the construction and agricultural markets and Polaris Industries, Inc., Hallmark Cards, Inc., The HonCompany and Lithonia, Division of National Service Industries, Inc. in the industrial market. Sales to Caterpillar, Inc. and Deere & Co. represented 79% of our 1998 net sales. Caterpillar, Inc. and Deere & Co. purchasing decisions, however, are made separately at each plant, in effect making each plant a separate customer. Our products are currently being purchased by twenty-four Caterpillar, Inc. and Deere & Co. manufacturing plants throughout the midwestern and southeastern United States. Caterpillar, Inc. and Deere & Co.'s decentralized purchasing programs mitigate our susceptibility to any single customer. Other than Deere & Co. and Caterpillar, Inc., none of our customers accounted for more than 10% of our net sales in 1998.

    PRODUCTS AND SERVICES

    We view our products as falling into the following categories:

    METAL PRODUCTS

    SHEET METAL ENCLOSURES AND BOXES. This product category includes generator set enclosures, electrical and battery boxes, panels, doors, hoods and covers used in backhoes, excavators and tractors.

    SPECIAL WELDMENTS. This product category includes lift arms, seat modules, guards, platforms and step assemblies used in backhoes, excavators, crawlers, tractors and skid steers.

    FABRICATED STEEL TANKS. This product category includes fuel and hydraulic fluid reservoirs used in motor graders, trucks and crawlers.

    FEEDER HOUSINGS. This product category includes feeder housings and other harvester components manufactured for agricultural equipment.

    SHEET METAL COMPONENT PACKAGES. This product category includes laser cut and formed parts that are used in higher level assemblies at customer locations. These products include brackets, plates and frame components that are used in a wide variety of customer end products.

    STORE FIXTURES. This product category includes backframes, lights and brackets used in store displays.

    PLASTIC PRODUCTS

    OFF ROAD WORK AND RECREATIONAL VEHICLE PARTS AND SUBASSEMBLIES. This product category includes fenders, covers, enclosures and functional components such as brackets and hoppers that are used on tractors and farm equipment. This product category also includes body panels, racks, bumpers, roofs, windshield support assemblies, seat bases for snowmobiles, personal watercraft and off road all terrain vehicles.

    OFF ROAD VEHICLE INTERIORS. This product category includes headliners, consoles, control panels and subassemblies, such as ventilation, lighting and entertainment systems, that are installed on construction and agricultural equipment.

    SERVICES

    PRODUCT DESIGN AND DEVELOPMENT. This service category includes design, development, analysis, and costing for our products. We often work with our customers in the early stages of designing their products.

    PROTOTYPING/TOOLING. This service category includes prototyping, tooling and preproduction steps in the manufacturing process. Our dedicated prototyping and tooling departments work with customers throughout development efforts, allowing for a smooth introduction of new products.

    PART DECORATING AND EXTERIOR FINISHING. This service category includes a number of decorating operations such as metal stamping, pad printing, hot stamping, painting and decal application.

    JUST-IN-TIME DELIVERY. This service category includes providing our customers the ability to order products in low lot sizes with minimal lead time enabling them to reduce their overall order cycle time. We also provide deliveries which are specially sequenced to our customers' manufacturing schedules.

SALES AND MARKETING

    To better serve our customers, we have combined our sales and engineering organizations. The sales and engineering group has primary responsibility for managing relationships with customers and working with them to design new products. Our customers are serviced by account teams led by an account manager and include representatives from our primary functional areas. These areas include engineering, quality assurance and customer service. Account teams work with the customer to design products and produce prototypes, schedule production and monitor quality and customer satisfaction. Our account managers also lead the new business development process, working with customers to obtain details of new outsourcing programs, new products currently being designed and existing products which will be redesigned. We believe that the structure of our sales and marketing organization helps to ensure cooperation in product design and helps us to gain repeat and new business from our customers.

MANUFACTURING/PRODUCTION

    We utilize a range of manufacturing processes to serve the needs of our customers. Using these processes, we can manufacture products ranging from simple metal and plastic parts to more complex metal and plastic subassemblies. Our design and engineering capabilities provide us with a competitive edge in obtaining and maintaining preferred supplier status with our customers.

    SHEET METAL FABRICATION. Our sheet metal fabrication capabilities include laser cutting, forming, press punching, welding, painting and assembly processes. Our sheet metal fabrication processes, operating on information created by Pro Engineering software, utilize optic laser cutting machines to cut parts at high speeds. We use robotic welders to complement our manual welding operations. Our painting operations are capable of producing the wide variety of paint finishes required by our customers.

    INJECTION MOLDED AND THERMOFORMING PLASTIC COMPONENTS. Our injection molded plastic capabilities include ultrasonic and hot plate welding, adhesive and solvent bonding, insert staking, snapfit and fastener assembly. Our injection molded processes utilize injection molding machine presses and gas assist units. Our thermoformed plastic capabilities include vacuum and pressure thermoforming, robotic waterjet and router trimming, hot wire, die and ribbon cutting, and adhesive and ultrasonic bonding. These processes are performed on thermoform units, automated robotic trim stations, sheet perforators and a laminator.

    ENGINEERING AND DESIGN CAPABILITIES. Engineering capabilities have become increasingly important in our industry as original equipment manufacturers have increasingly emphasized a supplier's design services for new projects. Our computer aided design capabilities include Pro Engineering, Anvil 1000/5000, Apollo, and Merry Mechanization. We have focused our computer aided design investment on the Pro Engineering system during the last several years because Pro Engineering is the preferred system of Caterpillar and Deere. Pro Engineering allows us to download completed and approved designs directly to production equipment in most areas of our plants. The resulting direct interaction between our customers' designers and our engineers facilitates joint development of new components and redesigns of old parts.

    SYSTEMS AND CONTROLS. Consistent with our emphasis on technology, computer systems and controls are an integral part of our operating strategy. We have invested heavily in our management information systems, computer aided design capabilities and control functions, particularly during the last several years. We also use computer systems to provide timely performance measurements of shop floor activity, daily actual cost information for each factory, electronic data interchange with major customers, real time dispatching of work orders, integration of purchasing information with production scheduling, capacity management and inventory information.

RAW MATERIALS

    The primary raw materials that we use are sheet steel, compounded injection molding resins, fabrications, thermoplastic sheeting, sheeted foam, assembly parts, paint and vinyl sheeting. Prices of these raw materials fluctuate, although the price of our most significant raw material, steel, has dropped over the past several years. Historically we have been able to negotiate with our customers to have them absorb increases in our raw material costs. In addition, we have generally passed on reductions in our raw material costs to our customers. We also participate in the steel purchase programs of certain major customers which lowers our cost for steel. Generally, we purchase our raw materials from multiple suppliers, and we believe that the prices we obtain are competitive.

COMPETITION

    The manufacturing and supplying of highly engineered metal and plastic products to original equipment manufacturers is a fragmented and highly competitive business, with no single supplier having significant market share. We believe suppliers with a strong management team, a range of capabilities, modernized facilities and technologically sophisticated equipment like us are more likely to benefit from original equipment manufacturers' increased outsourcing of production than other participants in the industry lacking such assets. However, competitive pressures or other factors could cause us to lose market share or could result in a significant price erosion with respect to our products.

REGULATORY/ENVIRONMENTAL MATTERS

    Our operations are subject to numerous federal, state and local environmental and worker health and safety laws and regulations. We believe that we are in substantial compliance with such laws and regulations.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

    Morton Industrial Group, Inc. has two reportable segments, contract metal fabrication and contract plastic fabrication. The contract metal fabrication segment provides full-service fabrication of parts and sub-assemblies for the construction, agricultural, and industrial equipment industry. The contract plastic fabrication segment provides full-service vacuum formed and injection-molded parts and sub-assemblies for the construction, agricultural, and industrial equipment industry.

    Additional information regarding segments can be found in footnote 17 of the accompanying Notes to Consolidated Financial Statements of the Company.

BACKLOG.

    Our backlog of orders was approximately $93.4 million at December 31, 1998, and $69.9 million at December 31, 1997. We anticipate that we will substantially fill all of the backlog orders as of December 31, 1998 during the current year.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, AND CONCESSIONS.

    We hold no material patents, trademarks, franchises, or concessions. We have been granted a number of software licenses that we use in our design, production, and other business operations. All of these licenses have customary terms and conditions.

WORKING CAPITAL ITEMS.

    Our working capital requirements reflect several business factors. Our working capital requirements are typically greater during the second half of the calendar year because both Deere & Co. and Caterpillar, Inc. suspend operations for two weeks of vacation time during July and/or August. Production operations of both of these customers also slow during the last two weeks of December. During these periods, we must rely more heavily on our credit facilities for liquidity. Our rapid growth over the last two years has also increased our need for working capital to meet the capital expenditures required to increase production capacity.

EMPLOYEES

    As of March 1, 1999, we employed 1,601 employees, of which 1,349 were hourly and 252 were salaried. None of these employees was subject to a collective bargaining agreement. We believe our relationship with our employees is good.

ITEM 2. PROPERTIES

PROPERTIES

    The following table presents summary information regarding our facilities. We lease our facilities in Peoria, Illinois, Apex, North Carolina, and our Detroit Avenue facility in Morton, Illinois and own the remainder of our properties. Lease terms for these facilities expire between 2003 and 2008. Our facilities are generally located in close proximity to our customers.

                                 APPROX
LOCATION                         SQ. FT.                           PRODUCTS MANUFACTURED
------------------------------  ---------  ----------------------------------------------------------------------
1021 West Birchwood Street        270,000  Sheet metal enclosures and boxes, sheet metal component packages and
Morton, IL                                 store fixtures
400 Detroit Avenue Morton, IL     155,000  Special weldments and fabricated steel tanks
Peoria, IL                        135,000  Feeder housings
Apex, NC                          100,000  Special weldments, sheet metal enclosures and boxes, sheet metal component packages and fabricated steel tanks
Honea Path, SC                     30,000  Store fixtures and sheet metal component packages
Welcome, NC                       185,000  Sheet metal enclosures and boxes, special weldments, fabricated steel tanks and sheet metal component packages
Northwood, IA                     110,000  Off road vehicle interiors
West Des Moines, IA               115,000  Off road work and recreational vehicle parts and subassemblies, off road vehicle interiors and appliance parts and components

    In addition to manufacturing operations, our Birchwood Street complex in Morton, Illinois, houses all non-production personnel, including senior management, purchasing, engineering, sales, production control and accounting. The Birchwood Street complex also handles receiving, pre-production and first operations.

    While we own most of the equipment used in our operations, we also use customer-owned tooling and equipment as well as equipment under operating leases. We believe our facilities are adequate to satisfy current and reasonably anticipated production requirements.

ITEM 3. LEGAL PROCEEDINGS

    We are involved in routine litigation. We are not currently a party to any legal proceedings that we believe would have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

    Not applicable

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Prior to the conclusion of the Merger, when our name was MLX Corp., our common stock traded on the over-the-counter market under the symbol "MLXR" and was quoted on the OTC Bulletin Board of the National Association of Security Dealers, Inc. Following the Merger, and through September 9, 1998, our Class A Common Stock traded on the over-the-counter market under the symbol "MGRP" and was quoted on the OTC Bulletin Board. On September 10, 1998, our Class A common stock began trading on the Nasdaq Small Cap Market under the symbol "MGRP". The following table sets forth the quarterly high and low bids for the common stock during 1997 as reported by Bloomberg Financial Services, and the high and low close prices during 1998 as reported by the Nasdaq Stock Market.

                                                                                               HIGH        LOW
                                                                                            ----------  ----------
1998
  October 1 to December 31................................................................  $  14.3750  $  12.0000
  July 1 to September 30..................................................................  $  17.2500  $  12.7500
  April 1 to June 30......................................................................  $  19.8750  $  17.5000
  January 1 to March 31...................................................................  $  19.1250  $  16.8750

1997
  October 1 to December 31................................................................  $  19.0000  $  15.8125
  July 1 to September 30..................................................................  $  16.2500  $  14.6875
  April 1 to June 30......................................................................  $  14.8750  $  14.2500
  January 1 to March 31...................................................................  $  16.7500  $  13.2500

    As of March 2, 1999 there were 5,367 holders of record and 2,187 beneficial holders of our Class A Common Stock.

    We did not declare or pay any dividends in our fiscal years ended December 31, 1998, and 1997. Our credit agreement precludes the payment of dividends.

ITEM 6. SELECTED FINANCIAL INFORMATION

                       SELECTED HISTORICAL FINANCIAL DATA

    Set forth below are certain selected historical financial data. This information should be read in conjunction with our financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein. The financial data for, and as of the end of, each of the four fiscal years ended June 30, the six months ended December 31, 1997 and the fiscal year ended December 31, 1998 are derived from our audited financial statements. The financial data for, and as of the end of, the six months ended December 31, 1996 and the year ended December 31, 1997 are derived from our unaudited financial statements.

                                                                                                                   YEAR
                                                                                             SIX MONTHS ENDED      ENDED
                                                               YEAR ENDED                                        DECEMBER
                                                                JUNE 30,                       DECEMBER 31,         31,
                                               ------------------------------------------  --------------------  ---------
                                                 1994       1995       1996       1997       1996       1997       1997
                                               ---------  ---------  ---------  ---------  ---------  ---------  ---------

                                                                             (IN THOUSANDS)
OPERATING DATA:
  Net sales..................................  $  39,602  $  48,568  $  59,006  $  80,762  $  32,958  $  46,598  $  94,402
  Cost of sales..............................     32,673     40,730     50,049     70,541     29,206     41,932     83,267
                                               ---------  ---------  ---------  ---------  ---------  ---------  ---------
  Gross profit...............................      6,929      7,838      8,957     10,221      3,752      4,666     11,135
  General and administrative expenses........      3,806      3,951      4,900      7,003      2,578      4,591      9,016
  Merger related charges (1).................         --         --         --         --         --      6,069      6,069
                                               ---------  ---------  ---------  ---------  ---------  ---------  ---------
  Operating income (loss)....................      3,123      3,887      4,057      3,218      1,174     (5,994)    (3,950)
  Interest and other expense.................      1,107      2,803      3,096      3,206      1,597      1,682      3,291
                                               ---------  ---------  ---------  ---------  ---------  ---------  ---------
  Earnings (loss) before income taxes and
    extraordinary charge.....................      2,016      1,084        961         12       (423)    (7,676)    (7,241)
  (Provision) benefit for income taxes.......       (878)      (522)      (424)        (5)       141      3,031      2,885
                                               ---------  ---------  ---------  ---------  ---------  ---------  ---------
  Earnings (loss) before extraordinary
    charge...................................  $   1,138  $     562  $     537  $       7  $    (282) $  (4,645) $  (4,356)
  Earnings (loss) before extraordinary charge
    per share:
    Basic....................................        .24        .16        .28         --       (.15)     (2.39)     (2.24)
    Diluted..................................        .24        .16        .16         --       (.15)     (2.39)     (2.24)
FINANCIAL POSITION (AT END OF PERIOD):
  Working capital............................  $     528  $   4,548  $   4,078  $   2,147  $   3,869  $ (11,315) $ (11,315)
  Total assets...............................     23,576     27,550     29,576     34,362     29,142     39,388     39,388
  Total debt.................................     12,604     17,240     26,994     27,608     27,328     32,494     32,494
  Stockholders' equity (deficit).............  $   2,564  $  (9,644) $  (9,106) $  (9,099) $  (9,388) $ (13,552) $ (13,552)


                                                 1998
                                               ---------

OPERATING DATA:
  Net sales..................................  $ 151,196
  Cost of sales..............................    129,740
                                               ---------
  Gross profit...............................     21,456
  General and administrative expenses........     14,499
  Merger related charges (1).................         --
                                               ---------
  Operating income (loss)....................      6,957
  Interest and other expense.................      4,459
                                               ---------
  Earnings (loss) before income taxes and
    extraordinary charge.....................      2,498
  (Provision) benefit for income taxes.......       (415)
                                               ---------
  Earnings (loss) before extraordinary
    charge...................................  $   2,083
  Earnings (loss) before extraordinary charge
    per share:
    Basic....................................        .52
    Diluted..................................        .45
FINANCIAL POSITION (AT END OF PERIOD):
  Working capital............................  $  (2,442)
  Total assets...............................    100,728
  Total debt.................................     70,292
  Stockholders' equity (deficit).............  $   6,868

------------------------------

(1) Merger related charges includes $4,000 for one-time bonuses paid to members of management and other employees, $1,324 of professional fees and $745 in compensation expense from issuance of stock options, all of which were incurred by Morton in connection with the merger with MLX.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this annual report.

GENERAL

    We are a contract manufacturer of highly engineered metal and plastic components and subassemblies for construction, agricultural and industrial original equipment manufacturers. Our largest customers, Caterpillar Inc. and Deere & Co., accounted for 79% of our 1998 net sales.

    We price our fabricated metal and thermoformed plastic products on a cost plus basis and use an industry standard to price our injection molded plastic products. In pricing our products, we consider the volume of the product to be manufactured, required engineering resources and the complexity of the product.

    Our customers typically expect us to offset any manufacturing cost increases with improvements in production flow, efficiency, productivity or engineering redesigns. As a part of their supplier development programs, our primary customers initiate cost improvement efforts on a regular basis. At the conclusion of any such effort, when savings can be documented, we share the savings with our customer.

    We have historically grown net sales and increased profitability through increased penetration of our key customers. We have increased the number of customer equipment models that include our products and have increased the number of our products on each of our customers' equipment models. This has resulted in net sales to Caterpillar and Deere growing 18% and 65%, respectively, annually since 1992. We have also grown our net sales by expanding into the southeastern United States. In addition, we have increased our product offerings to our customers through acquisitions. These acquisitions allow us to better serve our customers growing outsourcing needs.

RESULTS OF OPERATIONS

    The following table presents certain historical financial information expressed as a percentage of our net sales.

                                                                                                                   YEAR
                                                                                             SIX MONTHS ENDED      ENDED
                                                                                                                 DECEMBER
                                                          YEAR ENDED JUNE 30,                  DECEMBER 31,         31,
                                               ------------------------------------------  --------------------  ---------
                                                 1994       1995       1996       1997       1996       1997       1997
                                               ---------  ---------  ---------  ---------  ---------  ---------  ---------
STATEMENTS OF OPERATIONS DATA:
Net sales....................................      100.0%     100.0%     100.0%     100.0%     100.0%     100.0%     100.0%
Gross profit.................................       17.5       16.1       15.2       12.7       11.4       10.0       11.8
General and administrative expenses..........        9.6        8.1        8.3        8.7        7.8        8.4        8.8
Merger related charges.......................         --         --         --         --         --       14.5        7.1
Operating income (loss)......................        7.9        8.0        6.9        4.0        3.6      (12.9)      (4.2)
Interest and other expense...................        2.8        5.8        5.3        4.0        4.9        3.6        3.5
Earnings (loss) before income taxes and
  extraordinary charge.......................        5.1        2.2        1.6        0.0       (1.3)     (16.5)      (7.7)


                                                 1998
                                               ---------
STATEMENTS OF OPERATIONS DATA:
Net sales....................................      100.0%
Gross profit.................................       14.2
General and administrative expenses..........        9.6
Merger related charges.......................         --
Operating income (loss)......................        4.6
Interest and other expense...................        2.9
Earnings (loss) before income taxes and
  extraordinary charge.......................        1.7

YEAR ENDED DECEMBER 31, 1998 VERSUS YEAR ENDED DECEMBER 31, 1997

    Net sales for the year ended December 31, 1998 were $151.2 million compared to $94.4 million for the year ended December 31, 1997, an increase of $56.8 million or 60.2%. Four acquisitions made during 1998 provided incremental net sales of approximately $44.7 million. The additional $12.1 million resulted primarily from increased sales of components and subassemblies used in construction and industrial machinery. Our Apex, North Carolina facility was operational during all of 1998, compared with only minimal sales made during its start-up stages in late 1997.

    Sales to Caterpillar and Deere were approximately 79% and 87% of our net sales for 1998 and 1997, respectively.

    Sales to agricultural original equipment manufacturers were 31% of our 1998 net sales. During 1998, certain of our agricultural customers made announcements about a softening in demand for their agricultural products. As a result, our net sales from agricultural products dropped 33% in the fourth quarter of 1998 (excluding sales from our 1998 acquisitions) compared to the fourth quarter of 1997. We expect this lower level of demand to continue in 1999. In response to these announcements, we have implemented cost management measures, including manpower reductions, as appropriate. We have also been selected to manufacture a significant number of additional components for new construction and industrial products for Caterpillar and Deere in 1999. We expect sales of these additional components to significantly offset the loss of agricultural sales.

    Gross profit for the year ended December 31, 1998 was $21.5 million compared with $11.1 million for the year ended December 31, 1997, an increase of $10.4 million or 93.7%. The four acquisitions made during 1998 provided $6.2 million of the incremental gross profit. The additional increase of approximately $4.2 million resulted primarily from additional sales of components and subassemblies used in construction and industrial machinery, net of the preproduction costs at Apex, North Carolina. The gross margin for the year ended December 31, 1998 was 14.2%, compared to 11.8% for the prior year. The increase was the result of increased productivity at our Morton and Peoria, Illinois plants, improved labor efficiency and material use stemming from investments in production technology, including laser-cutting technology, as well as product mix. The improvements at the Illinois plants were partially offset by preproduction costs experienced at our Apex, North Carolina plant.

    General and administrative expenses for the year ended December 31, 1998 amounted to $14.5 million compared with $15.1 million in the prior year, a decrease of $0.6 million or 4.1%. This decrease represents the effects of non-recurring costs related to our merger with MLX of approximately $6.7 million, net of $3.4 million of incremental costs related to the four 1998 acquisitions, as well as additional 1998 expenses related to increased revenue of approximately $2.5 million. Excluding these non-recurring costs, general and administrative expenses, as a per cent of sales, were 9.6% in 1998 and 8.9% in 1997.

    Interest expense in the year ended December 31, 1998 amounted to $4.7 million compared to $3.4 million in 1997. This increase resulted primarily from additional interest costs incurred during the last three quarters of the year from increased debt related to our 1998 acquisitions.

    Income taxes of approximately $0.4 million were provided for the year ended December 31, 1998, compared with an income tax benefit of $2.9 million for the twelve months ended December 31, 1997. For 1998, the use of a net operating loss carryforward reduced the average income tax rate to 16.6%. For 1997, the benefit reflects a 40.0% effective tax rate.

    An extraordinary charge for debt expense related to the early retirement of debt of $419 ($676 net of an income tax benefit of $257) was recognized during calendar year ended December 31, 1998. An extraordinary charge for banking costs related to the early retirement of debt of $553 ($892 net of an income tax benefit of $359) was recognized during calendar year ended December 31, 1997.

SIX MONTHS ENDED DECEMBER 31, 1997 VERSUS SIX MONTHS ENDED DECEMBER 31, 1996

    Net sales for the six months ended December 31, 1997 were $46.6 million compared to $33.0 million for the six months ended December 31, 1996, an increase of $13.6 million or 41.2%. The increase resulted primarily from increased sales of fabricated sheet metal to Deere. Sales to Deere and Caterpillar were approximately 87% and 85% of total sales for the six months ended December 31, 1997, and 1996, respectively.

    Gross profits for the six months ended December 31, 1997, increased by approximately $0.9 million, or 24.0%, over the same six months in the prior year. The gross margin achieved in the six months ended December 31, 1997, was 10.0%, compared to 11.4% for the six months ended December 31, 1996. The decline resulted from expenses associated with the start-up of our Apex, North Carolina facility, an approximately $2.0 million downward adjustment of inventory values and a reduction in certain intangible assets. The effect of these adjustments was partially offset by increased productivity at our Peoria and Morton, Illinois plants, improved labor efficiency and better material use stemming from investments in production technology, including laser cutting technology. New products manufactured for Deere required higher material content and contributed to lower labor and overhead costs.

    General and administrative expenses for the six months ended December 31, 1997, amounted to $10.7 million, compared with $2.6 million for the six months ended December 31, 1996, or an increase of $8.1 million. Of this increase, $4.0 million was accrued bonuses to be paid to members of management and other employees. We also accrued professional fees, investment banking costs, credit agreement fees, and other costs of the merger with MLX and the related bank financing that totaled approximately $2.0 million for the six month period ended December 31, 1997, that were not incurred in the comparable year earlier period. General and administrative expenses also increased as a result of the increase in sales volume over the prior year's period, approximately $0.5 million of expenses related to the start-up of operations at our Apex, North Carolina facility, and approximately $0.7 million of compensation expense associated with a stock option grant.

    Interest expense for the six months ended December 31, 1997, was $1.7 million, an increase of approximately $0.1 million over the comparable six month period in 1996.

    Income tax benefits of $3.0 million and $0.1 million resulted from pre-tax losses of $7.7 million and $0.4 million for the six months ended December 31, 1997, and 1996, respectively.

    An extraordinary charge for debt expense related to the early retirement of debt of $553 ($892 net of an income tax benefit of $339) was recognized during the six months ended December 31, 1997. There was no extraordinary charge during the six months ended December 31, 1996.

FISCAL YEAR ENDED JUNE 30, 1997 VERSUS FISCAL YEAR ENDED JUNE 30, 1996

    Net sales for the fiscal year ended June 30, 1997 were $80.8 million versus $59.0 million for the fiscal year ended June 30, 1996, an increase of $21.8 million or 36.9%. This increase resulted from higher sales of component packages, enclosures and boxes and feeder housings to Deere, as well as higher sales of in-store display fixtures. Year over year, combined sales to Deere and Caterpillar locations increased slightly as a percent of total net sales from 85% to 87%.

    The gross margin achieved in the year ended June 30, 1997 was 12.7% compared to 15.2% in the prior year. This decline resulted from expenses associated with the start-up of our Apex, North Carolina facility, a write-off of $1.9 million of intangible assets, and a $0.9 million downward adjustment of the value of excess inventory. The write-off of intangible assets resulted from a reassessment of their future benefit to us in consideration of our growth, our continuous design changes to existing products, our continuous factory rearrangements and the opening of our Apex, North Carolina facility. The effect of these expenses and adjustments was partly offset by increased productivity at our Peoria and Morton, Illinois facilities, improved labor efficiency and better material use stemming from investments in production technology, including laser cutting equipment. New products manufactured for Deere required higher material content and contributed to lower labor and overhead costs.

    General and administrative expenses for the year ended June 30, 1997 amounted to $7.0 million (or 8.7% of net sales), an increase of $2.1 million or 42.9% over the year earlier period. The primary component of this increase was a charge of $1.7 million (versus $140,000 in the earlier period) due to increased payments under our employee incentive programs. During the year, we began making payments under a new incentive compensation program for all employees and increased bonuses to management. We expect that approximately $1.5 million of these incentive program expenses will be recurring annually, and if our performance improves these expenses will increase, although at a substantially lower rate than that experienced in the year ended June 30, 1997.

    Interest expense in the year ended June 30, 1997 amounted to $3.3 million representing a nominal decrease from the earlier amount.

    Income taxes for the year ended June 30, 1997 decreased 98.8% from the prior fiscal year reflecting the reduction of earnings before taxes, primarily as a result of the write-off and adjustments described above. Net earnings decreased by 98.8% from those realized in the prior fiscal year.

FINANCIAL POSITION AND LIQUIDITY

MORTON

    Historically, we have funded our business with cash generated from operations and borrowings under revolving credit and term loan facilities. In the years ended June 30, 1996 and June 30, 1997; the six months ended December 31, 1997; and the year ended December 31, 1998; we generated cash from operating activities of $3.8 million, $5.1 million, $1.3 million and $2.0 million, respectively. The decrease in cash from operating activities for the six months ended December 31, 1997 resulted from a net loss in the period compared to net income in the other periods. Our capital expenditures for the years ended June 30, 1996 and June 30, 1997; the six months ended December 31, 1997; and the year ended December 31, 1998 were $2.1 million, $5.7 million, $5.6 million, and $10.3 million, respectively. These capital expenditures were principally for additions to improve or maintain our manufacturing capacity and efficiency. $3.3 million of the increase in capital expenditures for the six months ended December 31, 1997 was due to leasehold improvements and equipment costs for our Apex, North Carolina facility and costs of an addition to our Morton, Illinois facility.

    In 1998, we:

    - acquired Carroll George for $8.1 million in cash, including the payment of all revolving credit and term loan debt of Carroll George;

    - acquired B&W Metal Fabricators, Inc. for $8.5 million consisting of $4.9 million in cash and the balance in the form of unsecured notes payable;

    - acquired Mid-Central Plastics for $23.8 million in cash, including the payment of all revolving credit and term loan debt of Mid-Central Plastics; and

    - acquired assets of SMP Steel Corporation for $2.2 million in cash.

    In 1998, we entered into a new credit agreement with Harris Trust and Savings Bank, as agent. The credit agreement is a $90 million facility with borrowing availability determined based on certain financial performance measures. We used borrowings under the facility:

    - to refinance our then existing indebtedness;

    - to finance acquisitions; and

    - for working capital and other general corporate purposes.

    Following the consummation of the Worthington and Midland acquisitions, our liquidity requirements will consist primarily of working capital needs and capital expenditures, required payments of principal and interest on our indebtedness. We estimate that our capital expenditures in 1999 will total approximately $11 million of which $1 million will be for machining and turning centers, $3 million will be for presses and lasers and the remainder will be for normal maintenance items. If the business acquired in the Midland acquisition generates incremental income before interest, income taxes, depreciation and amortization less capital expenditures for 1999 and 2000 in excess of the related level for 1998, additional payments will be due to the seller of Midland. We estimate that these payments could be up to $2.0 million, and we expect to make these payments with cash generated from our operations or credit agreement borrowings.

    Closing of the Worthington and Midland acquisitions is subject to, among other things, our obtaining financing. We are pursuing negotiations with financing sources with respect to new or additional credit arrangements or other financing arrangements.

    Following consummation of the Worthington and Midland acquisitions, and our entry into a new credit arrangements or other financing arrangements and based on our current level of operations and anticipated cost savings and operating improvements, we believe our cash flow from operations, available cash and available borrowings under our credit facility will be adequate to meet our future liquidity needs for at least the next few years.

    While we routinely enter into discussions with potential acquisition candidates, no such discussions have progressed beyond the preliminary stages. We expect that funding for future acquisitions may come from a variety of sources, depending on the size and nature of the acquisition. There can be no assurance that such additional capital sources will be available to us on terms that we find acceptable, or at all.

YEAR 2000 READINESS

    We rely upon computer hardware and software to maintain financial and business records. All of our subsidiaries use computer and related technology in their manufacturing processes, including embedded microprocessor technology. All hardware, software and embedded technologies are susceptible to Year 2000 issues. Unresolved Year 2000 issues could make it difficult and costly for us and our subsidiaries to conduct business.

    We have dedicated our information services staff to addressing various Year 2000 issues. In 1998 we used these personnel as well as outside consultants to conduct assessments of our technology and recommend steps to attain Year 2000 readiness. These steps included establishing project milestones, testing and certifying all micro-controllers, and upgrading or replacing business system hardware, software and telephone equipment. Through December 31, 1998, we have expended approximately $40,000 in our Year 2000 readiness effort. We believe that our continuing efforts will achieve an acceptable level of Year 2000 readiness no later than October 31, 1999. Certain minor remedial efforts may extend into 2000, but we do not believe that these efforts will adversely affect our ability to conduct business in 2000. We believe that our additional Year 2000 expenditures will be approximately $350,000, with the more significant costs relating to upgrading embedded microprocessor technology. We do not believe that the total costs of Year 2000 readiness will be material to our financial position or results of operations.

    We are surveying our customers' and suppliers' Year 2000 readiness. Based on responses received to date, there is no indication that our major customers and suppliers will not be Year 2000 ready by the end of 1999. Our major customers are large international corporations, and we are aware of their aggressive efforts to become Year 2000 ready. We may choose from a broad range of suppliers of our basic raw materials, and we believe that if one supplier proves not to be Year 2000 ready, there will be others who are. If, however, these major customers and suppliers do not become Year 2000 ready, or if other third parties such as public utilities or financial institutions that serve us fail to achieve readiness, we could experience material and adverse financial results.

    Since we believe that we will be Year 2000 ready, and that our major customers and suppliers will also be Year 2000 ready, we have not developed contingency plans. If our beliefs prove incorrect or it otherwise becomes evident that contingency plans are advisable, we will develop the appropriate plans.

SEASONALITY

    Our operating results vary significantly from quarter to quarter due to, among other things, the purchasing schedules of our key customers. Our sales and profits historically have been higher in the first half of the calendar year due to our largest customers' preparation in the first two quarters for increased demand during the warmer months of the year.

IMPACT OF NEW ACCOUNTING STANDARDS

    In April 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities" which requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, with initial application reported as the cumulative effect of a change in accounting principle. Our adoption of this statement will result in a cumulative effect charge of $0.8 million, net of income tax benefits, in the first quarter of 1999.

    "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This Form 10-K contains forward looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934), including, but not limited to, statements related to Morton's beliefs, expectations, or intentions. These statements involve risk and uncertainties that may cause Morton's actual results to differ significantly from those expected, suggested, or projected. Factors that could contribute to such differences include, but are not limited to, competition with other fabricators; the risks associated with Morton's acquisition strategy, including unanticipated problems, difficulties in integrating acquired businesses, diversion of management's attention from daily operations, possible increased interest costs, and possible adverse effects on earnings resulting from increased goodwill amortization; introduction of new technologies that require significant capital expenditures; and general economic and business conditions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to interest rate changes primarily as a result of our line of credit and long-term debt used for maintaining liquidity, funding capital expenditures and expanding our operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower overall borrowing costs. To achieve our objectives, we have entered into a financing agreement with a group of banks which provides for term loans of up to $55,000 and a revolving credit facility of $35,000. Interest is based on either LIBOR or our lead bank's prime rate plus an applicable margin which will vary depending on certain financial ratios achieved by us. We have also entered into two interest rate swap agreements, as required by our financing arrangement, to limit the effect of increases in the interest rates on half of our floating rate term debt. We do not enter into interest rate transactions for speculative purposes. Under the swap agreements, which expire May 31, 2003 to June 30, 2003, the LIBOR interest rate component of the interest rate is limited to 5.875% on half of our $53,800 term loans.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Report of KPMG LLP, Independent Auditors...........................................         17
Report of Clifton Gunderson L.L.C., Independent Auditors...........................         18
Consolidated Balance Sheets as of December 31, 1997 and 1998.......................         19
Consolidated Statements of Operations for each of the years in the two years ended
  June 30, 1997, the six months ended December 31, 1997 and the year ended December
  31, 1998.........................................................................         20
Consolidated Statements of Stockholders' Equity (Deficit) for each of the years in the two years ended June 30, 1997, the six months ended December 31, 1997 and the
  year ended December 31, 1998.....................................................         21
Consolidated Statements of Cash Flows for each of the years in the two years ended
  June 30, 1997, the six months ended December 31, 1997 and the year ended December
  31, 1998.........................................................................         22
Notes to Consolidated Financial Statements.........................................         23
Schedule II--Valuation and Qualifying Accounts for each of the years in the two years ended June 30, 1997, the six months ended December 31, 1997 and the year
  ended December 31, 1998..........................................................         40

                    REPORT OF KPMG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Morton Industrial Group, Inc.:

    We have audited the accompanying consolidated balance sheet of Morton Industrial Group, Inc. and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the 1998 financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Morton Industrial Group, Inc. and Subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also in our opinion, the related 1998 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Indianapolis, Indiana
February 22, 1999

            REPORT OF CLIFTON GUNDERSON L.L.C., INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Morton Industrial Group, Inc.:

    We have audited the accompanying consolidated balance sheet of Morton Industrial Group, Inc. and Subsidiaries (formerly Morton Metalcraft Holding Co. and Subsidiaries) as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two year period ended June 30, 1997, and the six months ended December 31, 1997. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule for the years ended June 30, 1996 and 1997, and the six months ended December 31, 1997 as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Morton Industrial Group, Inc. and Subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for each of the years in the two year period ended June 30, 1997, and for the six months ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended June 30, 1996 and 1997, and the six months ended December 31, 1997, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          Clifton Gunderson L.L.C.

Peoria, Illinois
February 4, 1998

                 MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               DECEMBER 31
                                                                           --------------------
                                                                             1997       1998
                                                                           ---------  ---------
                                            ASSETS
Current assets:
  Cash...................................................................  $     138  $   1,125
  Trade accounts receivable, less allowance for doubtful accounts of $100
    in 1997 and $314 in 1998.............................................      7,668     15,890
  Inventories............................................................      7,510     14,483
  Prepaid expenses.......................................................        815      1,263
  Refundable income taxes................................................      2,060      1,040
  Deferred income taxes..................................................         70      1,900
                                                                           ---------  ---------
    Total current assets.................................................     18,261     35,701
                                                                           ---------  ---------
Tax escrow funds.........................................................         --      1,605
Note receivable stockholder..............................................        250         --
Property, plant, and equipment, net......................................     18,813     45,644
Intangible assets, at cost, less accumulated amortization................      1,950     13,132
Deferred income taxes....................................................        114      4,646
                                                                           ---------  ---------
                                                                           $  39,388  $ 100,728
                                                                           ---------  ---------
                                                                           ---------  ---------

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Note payable to bank...................................................  $   6,740  $  11,700
  Current installments of long-term debt.................................      2,390      5,311
  Accounts payable.......................................................     11,892     16,995
  Accrued expenses.......................................................      8,554      3,977
  Income taxes payable...................................................         --        160
                                                                           ---------  ---------
    Total current liabilities............................................     29,576     38,143

Long-term debt, excluding current installments...........................     23,364     53,281
Other liabilities........................................................         --      2,436
                                                                           ---------  ---------
    Total liabilities....................................................     52,940     93,860
                                                                           ---------  ---------
Stockholders' equity (deficit):
  Class A common stock, $.01 par value. Authorized 9,159,257 shares in
    1997 and 20,000,000 shares in 1998; issued and outstanding 5,066,665
    shares in 1997 and 3,866,944 shares in 1998..........................         51         39
  Class B common stock, convertible, $.01 par value. Authorized, issued
    and outstanding 100,000 shares in 1997 and 200,000 shares in 1998....          1          2
  Additional paid-in capital.............................................      1,203     19,937
  Retained earnings (deficit)............................................     (2,037)   (13,110)
  Treasury stock, 3,222,221 shares, at cost in 1997......................    (12,770)        --
                                                                           ---------  ---------
    Total stockholders' equity (deficit).................................    (13,552)     6,868
Commitments (Note 9)
                                                                           ---------  ---------
                                                                           $  39,388  $ 100,728
                                                                           ---------  ---------
                                                                           ---------  ---------

          See accompanying notes to consolidated financial statements.

                 MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         SIX MONTHS
                                                                            ENDED     YEAR ENDED
                                                        YEAR ENDED        DECEMBER     DECEMBER
                                                         JUNE 30,            31,          31,
                                                   --------------------  -----------  -----------
                                                     1996       1997        1997         1998
                                                   ---------  ---------  -----------  -----------
Net sales........................................  $  59,006  $  80,762   $  46,598    $ 151,196
Cost of sales....................................     50,049     70,541      41,932      129,740
                                                   ---------  ---------  -----------  -----------
    Gross profit.................................      8,957     10,221       4,666       21,456
                                                   ---------  ---------  -----------  -----------
Operating expenses:
  Selling expenses...............................      1,529      1,832       1,202        4,311
  Administrative expenses........................      3,371      5,171       9,458       10,188
                                                   ---------  ---------  -----------  -----------
    Total operating expenses.....................      4,900      7,003      10,660       14,499
                                                   ---------  ---------  -----------  -----------
    Operating income (loss)......................      4,057      3,218      (5,994)       6,957
                                                   ---------  ---------  -----------  -----------
Other income (expense):
  Interest income................................          7         15           9           59
  Interest expense...............................     (3,297)    (3,266)     (1,737)      (4,779)
  Other..........................................        194         45          46          261
                                                   ---------  ---------  -----------  -----------
    Total other income (expense).................     (3,096)    (3,206)     (1,682)      (4,459)
                                                   ---------  ---------  -----------  -----------
    Earnings (loss) before income taxes and
      extraordinary charge.......................        961         12      (7,676)       2,498

Income tax expense (benefit).....................        424          5      (3,031)         415
                                                   ---------  ---------  -----------  -----------
    Earnings (loss) before extraordinary
      charge.....................................        537          7      (4,645)       2,083

Extraordinary charge for early retirement of
  debt, net of income tax benefit of $339 and
  $257...........................................         --         --         553          419
                                                   ---------  ---------  -----------  -----------
    Net earnings (loss)..........................  $     537  $       7   $  (5,198)   $   1,664
                                                   ---------  ---------  -----------  -----------
                                                   ---------  ---------  -----------  -----------
Earnings (loss) per share--basic:
  Earnings (loss) before extraordinary charge....  $     .28         --   $   (2.39)   $     .52
  Extraordinary charge...........................         --         --        (.28)        (.11)
                                                   ---------  ---------  -----------  -----------
  Net earnings (loss)............................  $     .28         --   $   (2.67)   $     .41
                                                   ---------  ---------  -----------  -----------
                                                   ---------  ---------  -----------  -----------
Earnings (loss) per share--diluted:
  Earnings (loss) before extraordinary charge....  $     .16         --   $   (2.39)   $     .45
  Extraordinary charge...........................         --         --        (.28)        (.09)
                                                   ---------  ---------  -----------  -----------
  Net earnings (loss)............................  $     .16         --   $   (2.67)   $     .36
                                                   ---------  ---------  -----------  -----------
                                                   ---------  ---------  -----------  -----------

          See accompanying notes to consolidated financial statements.

                 MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                             (DOLLARS IN THOUSANDS)

                                                 CLASS A                  CLASS B
                                               COMMON STOCK             COMMON STOCK
                                         ------------------------  ----------------------  ADDITIONAL    RETAINED
                                           SHARES                   SHARES                   PAID-IN     EARNINGS    TREASURY
                                           ISSUED       AMOUNT      ISSUED      AMOUNT       CAPITAL    (DEFICIT)     STOCK
                                         -----------  -----------  ---------  -----------  -----------  ----------  ----------
Balance, June 30, 1995.................    5,066,665   $      51     100,000   $       1    $     458   $    2,617  $  (12,770)
  Net earnings for the year............           --          --          --          --           --          537          --
                                         -----------         ---   ---------         ---   -----------  ----------  ----------
Balance, June 30, 1996.................    5,066,665          51     100,000           1          458        3,154     (12,770)
  Net earnings for the year............           --          --          --          --           --            7          --
                                         -----------         ---   ---------         ---   -----------  ----------  ----------
Balance, June 30, 1997.................    5,066,665          51     100,000           1          458        3,161     (12,770)
  Net loss for the six months..........           --          --          --          --           --       (5,198)         --
  Issuance of stock options............           --          --          --          --          745           --          --
                                         -----------         ---   ---------         ---   -----------  ----------  ----------
Balance, December 31, 1997.............    5,066,665          51     100,000           1        1,203       (2,037)    (12,770)
  Cancellation of treasury shares......   (3,222,221)        (33)         --          --           --      (12,737)     12,770
  MLX Corp. merger.....................    1,907,500          19     100,000           1       17,849           --          --
  Net income for the year..............           --          --          --          --           --        1,664          --
  Stock options exercised..............      115,000           2          --          --          885           --          --
                                         -----------         ---   ---------         ---   -----------  ----------  ----------
Balance, December 31, 1998.............    3,866,944   $      39     200,000   $       2    $  19,937   $  (13,110) $       --
                                         -----------         ---   ---------         ---   -----------  ----------  ----------
                                         -----------         ---   ---------         ---   -----------  ----------  ----------


                                           TOTAL
                                         ----------
Balance, June 30, 1995.................  $   (9,643)
  Net earnings for the year............         537
                                         ----------
Balance, June 30, 1996.................      (9,106)
  Net earnings for the year............           7
                                         ----------
Balance, June 30, 1997.................      (9,099)
  Net loss for the six months..........      (5,198)
  Issuance of stock options............         745
                                         ----------
Balance, December 31, 1997.............     (13,552)
  Cancellation of treasury shares......          --
  MLX Corp. merger.....................      17,869
  Net income for the year..............       1,664
  Stock options exercised..............         887
                                         ----------
Balance, December 31, 1998.............  $    6,868
                                         ----------
                                         ----------

          See accompanying notes to consolidated financial statements.

                 MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                         SIX MONTHS
                                                                       YEAR ENDED           ENDED       YEAR ENDED
                                                                        JUNE 30,        DECEMBER 31,   DECEMBER 31,
                                                                  --------------------  -------------  ------------
                                                                    1996       1997         1997           1998
                                                                  ---------  ---------  -------------  ------------
Cash flows from operating activities:
  Net earnings (loss)...........................................  $     537  $       7    $  (5,198)    $    1,664
  Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities:
    Depreciation and amortization of plant and equipment........      1,339      1,541        1,094          4,698
    Other amortization..........................................        917        370          185            683
    Write-off of intangible assets..............................         --      1,854          552            676
    Compensation expense from issuance of stock options.........         --         --          745             --
    Increase (decrease) in allowance for doubtful accounts......         --         30           60             --
    (Decrease) increase in deferred income taxes................        180        312       (2,530)          (517)
    (Gain) loss on sale of equipment............................       (144)       (18)          --             17
    Changes in current assets and liabilities, excluding effects of acquisitions:
      Decrease (increase) in accounts receivable................       (236)    (2,907)          77           (531)
      Decrease (increase) in inventories........................       (348)       874          495           (689)
      Decrease (increase) in prepaid expenses...................        (26)       154            6              7
      Decrease (increase) in refundable income taxes............         --       (912)      (1,148)         1,267
      Increase in accounts payable..............................      1,684      3,167        1,458          2,070
      Increase (decrease) in accrued expenses and other.........       (120)       671        5,481         (7,312)
                                                                  ---------  ---------  -------------  ------------
        Net cash provided by (used in) operating activities.....      3,783      5,143        1,277          2,035
                                                                  ---------  ---------  -------------  ------------
Cash flows from investing activities:
  Capital expenditures..........................................     (2,142)    (5,707)      (5,571)       (10,259)
  Proceeds from sale of equipment...............................        215        135           --             11
  Merger with MLX Corp..........................................         --         --           --         16,241
  Acquisitions, net of cash acquired............................         --         --           --        (39,718)
  Increase in intangible assets.................................       (676)        --           --         (1,125)
  Increase in note receivable--stockholder......................       (250)        --           --             --
  Increase in tax escrow........................................         --         --           --            (71)
  Repayment of note receivable--stockholder.....................         --         --           18            596
                                                                  ---------  ---------  -------------  ------------
        Net cash used in investing activities...................     (2,853)    (5,572)      (5,553)       (34,325)
                                                                  ---------  ---------  -------------  ------------
Cash flows from financing activities:
  Net borrowings (repayments) notes payable to bank.............       (500)       661        5,074          4,960
  Proceeds from issuance of long-term debt......................         --         --           --         55,000
  Principal payments on long-term debt and capital leases.......       (226)      (332)        (188)       (26,912)
  Debt issuance costs...........................................         --         --         (676)          (658)
  Proceeds from issuance of common stock........................         --         --           --            887
                                                                  ---------  ---------  -------------  ------------
        Net cash provided by (used in) financing activities.....       (726)       329        4,210         33,277
                                                                  ---------  ---------  -------------  ------------
Net increase (decrease) in cash.................................        204       (100)         (66)           987
Cash at beginning of period.....................................        100        304          204            138
                                                                  ---------  ---------  -------------  ------------
Cash at end of period...........................................  $     304  $     204    $     138     $    1,125
                                                                  ---------  ---------  -------------  ------------
                                                                  ---------  ---------  -------------  ------------
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest....................................................  $   3,279  $   3,284    $   1,737     $    5,722
                                                                  ---------  ---------  -------------  ------------
                                                                  ---------  ---------  -------------  ------------
    Income taxes................................................  $     493  $     687    $     308     $      543
                                                                  ---------  ---------  -------------  ------------
                                                                  ---------  ---------  -------------  ------------
Noncash financing and investing activities:
  Capital lease obligations incurred for machinery and
    equipment...................................................  $     480  $     285           --             --
                                                                  ---------  ---------  -------------  ------------
                                                                  ---------  ---------  -------------  ------------

          See accompanying notes to consolidated financial statements.

                 MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A) DESCRIPTION OF BUSINESS

       Morton Industrial Group, Inc. and subsidiaries, formerly Morton Metalcraft Holding Co. and subsidiaries ("MMC"), is a contract manufacturer and supplier of high-quality fabricated sheet metal and plastic components and subassemblies for construction, agricultural, and industrial equipment manufacturers located primarily in the Midwestern and Southeastern United States. Sales for the year ended December 31, 1998, were distributed as follows: construction--45%, agricultural--31%, and industrial--24%. The Company's raw materials are readily available, and the Company is not dependent on a single supplier or only a few suppliers.

    (B) PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the financial statements of Morton Industrial Group, Inc. (the Company) and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company changed its fiscal year end from June 30 to December 31 effective December 31, 1997.

    (C) USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS

       Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

    (D) INVENTORIES

       Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for all inventories.

    (E) PROPERTY, PLANT, AND EQUIPMENT

       Property, plant, and equipment are stated at cost less accumulated depreciation. Equipment under capital leases is stated at the lower of the net present value of the minimum lease payments at the beginning of the lease term or fair value at the inception of the lease.

       Depreciation of plant and equipment is calculated over the estimated useful lives of the respective assets on the straight-line method. The equipment held under capital leases is amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

    (F) INTANGIBLE ASSETS

       Intangible assets are recorded at cost and include goodwill, amortized over 25 years; covenants not to compete, amortized over their contractual periods which range from 3 to 10 years; debt issuance costs, amortized over the term of the related loans; organizational costs, amortized over 20 years; and preproduction costs. Preproduction costs represent costs incurred prior to the production of significant new products and include labor and overhead relating to developing production lines. These costs are then amortized over a three-year period. The Company's policy is to continually evaluate whether later events and circumstances have occurred that indicate the remaining useful life of the intangibles may warrant revision or that the remaining balance of intangibles may not be recoverable. Such evaluation is based on various analyses including cash

                 MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (CONTINUED)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
       flow and profitability projections. If the sum of the expected future undiscounted cash flows is less than the carrying amount, a loss is recognized for the difference between the fair value and carrying amount of the asset.

       In April 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities" which requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, with initial application reported as the cumulative effect of a change in accounting principle. Accordingly, adoption of the statement will result in a cumulative effect charge of $822, net of income tax benefits, in the first quarter of 1999.

    (G) ACCOUNTS PAYABLE

       The Company utilizes a cash management system which incorporates a zero balance disbursement account funded as checks are presented for payment. Accounts payable includes checks issued in excess of book balance of $2,345 and $2,703 at December 31, 1997 and 1998, respectively.

    (H) INCOME TAXES

       Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    (I) STOCK OPTION PLAN

       The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

    (J) REVENUE RECOGNITION

       Revenue from sales is recognized when the goods are shipped to the customer.

    (K) INTEREST RATE SWAPS

       As required by its financing arrangement, the Company enters into interest rate swap agreements to limit the effect of increases in the interest rates on any floating rate debt. The difference between the floating rate on the Company's debt and the rate on the swap agreements is accrued as interest rates change and is recorded in interest expense. During 1998, the Company entered into two swap agreements, expiring May 31, 2003 to June 30, 2003, with an initial aggregate notional amount of $27,500. The effect of these agreements is to limit the LIBOR interest rate

                 MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (CONTINUED)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
       component to 5.87% on half of the Company's $53,800 term loans. As a result of these swap agreements interest expense was increased by $49 in 1998.

    (L) FAIR VALUE OF FINANCIAL INSTRUMENTS

       The Company believes the recorded value of cash, accounts and notes receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of these financial instruments. The Company believes the recorded value of notes payable and long-term debt approximates fair value because their respective interest rates fluctuate with market rates or approximate current market rates.

       The fair value of interest rate swaps are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties. At December 31, 1998, the Company estimates it would have paid $810 to terminate the agreements.

    (M) EARNINGS (LOSS) PER SHARE

       Earnings (loss) per share is computed under the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, which was adopted retroactively by the Company at December 31, 1997. Amounts reported as earnings (loss) per share for each of the two years in the period ended June 30, 1997, for the six months ended December 31, 1997 and for the year ended December 31, 1998 reflect the earnings available to stockholders for the year divided by the weighted average number of Class A and Class B common shares outstanding during the period.

(2) MERGERS AND ACQUISITIONS

    (A) MERGER WITH MLX CORP.

       On January 20, 1998, Morton Metalcraft Holding Co. merged (the "Merger") with MLX Corp. ("MLX") with MLX being the surviving corporation. MLX amended its Articles of Incorporation to change the corporate name of MLX to Morton Industrial Group, Inc.

       The Merger, for financial accounting and reporting purposes, was treated as a reverse merger with a shell company in accordance with generally accepted accounting principles. The Merger was accounted for as though the Company acquired MLX because (i) the Chairman and CEO of MMC maintained voting control in the surviving corporation; (ii) the Chairman of the Board of Directors, CEO, and directors of the surviving corporation will consist of individuals appointed by the Chairman and CEO of MMC; (iii) the revenues, net earnings, and current market value of MMC exceeded those of MLX; and (iv) the market value of the consideration received by the former shareholders of MMC and former holders of options and warrants for MMC common stock, including MLX common stock, MLX options, and cash exceeded the market value of the securities to be retained by the shareholders of MLX common stock.

       The historical financial statements of MMC, after the date of the Merger, became the historical financial statements of Morton Industrial Group, Inc. as the result of the reverse merger.

                 MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (CONTINUED)

(2) MERGERS AND ACQUISITIONS (CONTINUED)
       The Merger was accounted for as a capital transaction by the Company. Accordingly, the equity of MLX, including recognized tax benefits, net of the repurchase of shares from certain MMC shareholders, was recorded as follows:

Pre-merger equity of MLX Corp. (consisting
  principally of cash)............................  $  34,789
Recognition of deferred tax asset.................      3,071
Repurchase of MMC shares, options and warrants for
  cash............................................    (19,991)
                                                    ---------
Effect of merger on equity........................  $  17,869
                                                    ---------
                                                    ---------

       Included in accrued expenses and other liabilities at December 31, 1997, are accrued bonuses in the amount of $4,000 and various accrued consulting and legal expenses in the amount of $1,000 related to the Merger.

    (B) ACQUISITION OF CARROLL GEORGE, INC.

       On March 30, 1998, the Company acquired all of the outstanding shares of common stock of Carroll George, Inc. a manufacturer of plastic components located in Northwood, Iowa. The Company paid a total purchase price of $8.1 million, including payment of all of Carroll George, Inc.'s revolving credit and term loan debt. This acquisition was accounted for as a purchase and the total cost in excess of net assets acquired of $0.2 million is being amortized on a straight-line basis over 25 years.

    (C) ACQUISITION OF B & W METAL FABRICATORS, INC.

       On April 8, 1998, the Company acquired all of the outstanding shares of common stock of B & W Metal Fabricators, Inc., a manufacturer of fabricated sheet metal located in Welcome, North Carolina, for $8.5 million, including the retirement of B & W indebtedness. The purchase consideration included cash payments of $4.9 million and the balance in the form of unsecured subordinated notes. The subordinated notes bear interest at 7.0% per annum, discounted to yield 10.0%, and are payable in 40 equal quarterly installments beginning July 8, 1998. The acquisition was accounted for as a purchase and the entire cost was allocated to net assets acquired.

    (D) ACQUISITION OF MID-CENTRAL PLASTICS, INC.

       On May 29, 1998, the Company acquired all of the outstanding shares of common stock of Mid-Central Plastics, Inc., a manufacturer of plastic components located in West Des Moines, Iowa. The Company paid a total purchase price of $23.8 million, including payment of all of Mid-Central Plastics, Inc.'s revolving credit and term loan debt. The acquisition was accounted for as a purchase and the total cost in excess of net assets acquired of $9.5 million is being amortized on a straight line basis over 25 years.

    (E) ACQUISITION OF SMP STEEL CORPORATION

       On June 1, 1998, the Company acquired substantially all of the assets of SMP Steel Corporation, a manufacturer of fabricated sheet metal located in Honea Path, South Carolina. The total

                 MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (CONTINUED)

(2) MERGERS AND ACQUISITIONS (CONTINUED) purchase price was $2.2 million. The acquisition was accounted for as a purchase and the entire cost was allocated to the net assets acquired.

       The results of operations of the above merged and acquired companies are included in the accompanying financial statements since the date of the respective merger or acquisition.

       The following unaudited pro forma summary presents the Company's consolidated results of operations for the years ended December 31, 1998 and 1997, as if the merger and acquisitions had occurred at the beginning of each respective year:

                                                YEAR ENDED    YEAR ENDED
                                               DECEMBER 31,  DECEMBER 31,
                                                   1997          1998
                                               ------------  ------------
Net sales....................................   $  156,391    $  175,757
                                               ------------  ------------
                                               ------------  ------------
Net earnings (loss)..........................   $   (3,871)   $    1,929
                                               ------------  ------------
                                               ------------  ------------
Net earnings (loss) per share--basic.........   $    (1.99)   $      .48
                                               ------------  ------------
                                               ------------  ------------
Net earnings (loss) per share--diluted.......   $    (1.99)   $      .42
                                               ------------  ------------
                                               ------------  ------------

(3) INVENTORIES

    A summary of inventories follows:

                                                           DECEMBER 31,
                                                       --------------------
                                                         1997       1998
                                                       ---------  ---------
Finished goods.......................................  $   2,588  $   5,023
Work in process......................................      1,573      2,299
Raw materials........................................      3,349      7,161
                                                       ---------  ---------
    Total inventories................................  $   7,510  $  14,483
                                                       ---------  ---------
                                                       ---------  ---------

                 MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (CONTINUED)

(4) NOTE RECEIVABLE--STOCKHOLDER

    At December 31, 1997, the Company had a note receivable from a stockholder in the amount of $250. The note, which was unsecured, accrued interest at 5.88% and was paid in full during 1998.

(5) PROPERTY, PLANT, AND EQUIPMENT

    A summary of property, plant, and equipment, including assets held under capital leases as described in Note 9 is as follows:

                                                              DEPRECIABLE       DECEMBER 31,
                                                                 LIVES      --------------------
                                                              (IN YEARS)      1997       1998
                                                             -------------  ---------  ---------
Land and land improvements.................................       --        $     869  $   2,143
Buildings and leasehold improvements.......................      15-39          4,915     12,445
Machinery and vehicles.....................................      5-12          14,759     33,475
Tooling....................................................        3            5,028      6,340
Office equipment...........................................      5-10           2,507      4,520
Construction in progress...................................       --               --        414
                                                                            ---------  ---------
                                                                               28,078     59,337
Less accumulated depreciation..............................                     9,265     13,693
                                                                            ---------  ---------
Property, plant and equipment, net.........................                 $  18,813  $  45,644
                                                                            ---------  ---------
                                                                            ---------  ---------

(6)  INTANGIBLE ASSETS

    A summary of intangible assets is as follows:

                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             1997       1998
                                                                           ---------  ---------
Goodwill.................................................................  $   1,200  $  11,228
Organization costs.......................................................        374        423
Covenants not to compete.................................................      2,136      2,791
Preproduction costs......................................................         --      1,125
Debt issuance costs......................................................        676        658
                                                                           ---------  ---------
                                                                               4,386     16,225
Less accumulated amortization............................................      2,436      3,093
                                                                           ---------  ---------
    Net intangibles......................................................  $   1,950  $  13,132
                                                                           ---------  ---------
                                                                           ---------  ---------

    During the year ended June 30, 1997, and the six months ended December 31, 1997, intangible assets with a net value of approximately $1,854 and $552, respectively, were written off due to the determination that these intangible assets no longer had value.

                 MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (CONTINUED)

(7)  NOTE PAYABLE TO BANK

    In January 1998, the Company entered into a revolving credit facility. The Company subsequently replaced that arrangement in May 1998 with a new revolving credit facility with a group of banks. The revolving credit agreement permits the Company to borrow up to a maximum of $35,000. As discussed in Note 8, borrowings under the revolving credit facility are limited by certain financial ratios. The agreement requires payment of a quarterly commitment fee of .25% of the average daily unused portion of the revolving credit facility. Interest is due monthly and is based on either LIBOR or the Bank's prime rate plus an applicable margin which will vary depending on certain financial ratios achieved by the Company (7.54% at December 31, 1998).

    Prior to the refinance in January 1998, the Company had a revolving credit agreement which provided up to $9,000 in revolving credit, limited to 85% of qualified accounts receivable and 40-60% of eligible inventory (up to a maximum borrowing of $5,000 for inventory). The interest on the outstanding borrowings was due on the first day of each month at 0.5% over the bank's base rate (9.00% at December 31, 1997).

    At December 31, 1997 and 1998, the Company had $6,740 and $11,700, respectively, outstanding and $1,500 and $3,053, respectively, available under its revolving credit facilities.

(8)  LONG-TERM DEBT

    A summary of long-term debt follows:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1997       1998
                                                                          ---------  ---------
Note payable, bank, with variable rate interest (7.47% as of December
  31, 1998), due in various quarterly payments with the balance due May
  30, 2003..............................................................  $      --  $  24,000
Note payable, bank, with variable rate interest (7.97% as of December
  31, 1998), due in various quarterly payments with the balance due June
  30, 2005..............................................................         --     29,750
Subordinated note payable with interest payable at 7.00%, discounted
  $393 to yield 10.00%, due in quarterly payments with balance due April
  8, 2008...............................................................         --      3,128
Note payable, bank, with interest payable at 8.5%, due in monthly
  payments with the balance due December 1, 2002........................         --        365
Note payable, bank, with interest payable at 7.85%, due in monthly
  payments with the balance due May 1, 2001.............................         --        251
Note payable, electric cooperative, non-interest bearing, due in monthly
  payments with the balance due November 1, 2006........................         --        356
Note payable with interest payable at 11.50%, paid in full as of January
  20, 1998..............................................................     25,000         --
Capital lease obligations...............................................        416        278
Other...................................................................        338        464
                                                                          ---------  ---------
    Total...............................................................     25,754     58,592
Less current installments...............................................      2,390      5,311
                                                                          ---------  ---------
    Long-term debt, less current installments...........................  $  23,364  $  53,281
                                                                          ---------  ---------
                                                                          ---------  ---------

                 MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (CONTINUED)

(8)  LONG-TERM DEBT (CONTINUED)
    As discussed in Note 7, in May 1998, the Company entered into a financing arrangement with a group of banks which provides for term loans of up to $55,000 and a revolving credit facility of up to $35,000. The maximum borrowings under the financing arrangement are limited to four times the Company's earnings before interest, taxes, depreciation and amortization for the most recent four quarters. The agreement is secured by a first lien on all of the Company's accounts receivable, inventories, equipment and various other assets. Interest is due quarterly and is based on either LIBOR or the Bank's prime rate plus an applicable margin which will vary depending on certain financial ratios achieved by the Company. In connection with an amendment to the financing arrangement to revise certain financial covenants, the applicable margin was increased 1.00% effective January 1, 1999.

    The debt agreements contain restrictions on capital expenditures, incurring additional debt or liens, making investments, mergers and acquisitions, selling assets or making payments such as dividends or stock repurchases. The revolving credit agreement also contains various financial covenants.

    Under the most restrictive covenant in any agreement, no amount was available for payment of dividends at December 31, 1997 and 1998.

    The aggregate amounts of long-term debt maturities and principal payments for each of the five years subsequent to December 31, 1998 and thereafter are as follows:

Fiscal year ending:
  1999.............................................................  $   5,169
  2000.............................................................      6,090
  2001.............................................................      6,057
  2002.............................................................      6,975
  2003.............................................................     11,537
  Thereafter.......................................................     22,486
                                                                     ---------
                                                                     $  58,314
                                                                     ---------
                                                                     ---------

    In connection with replacement of its debt arrangements, the Company wrote off debt issuance costs of $552 and $676 during the six months ended December 31, 1997 and the year ended December 31, 1998, respectively. Additionally, the Company incurred debt termination fees of $340 during the six months ended December 31, 1997. These early terminations of the Company's debt agreements resulted in extraordinary charges of $553 and $419, after income tax benefit, for the six months ended December 31, 1997, and year ended December 31, 1998, respectively.

(9)  LEASES

    The Company is obligated under various capital leases for certain machinery. At December 31, 1998, the gross amount of equipment and related amortization recorded under capital leases was as follows:

Machinery............................................................  $     691
Less accumulated amortization........................................        153
                                                                       ---------
                                                                       $     538
                                                                       ---------
                                                                       ---------

                 MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (CONTINUED)

(9)  LEASES (CONTINUED)
    Amortization of assets held under capital leases is included with depreciation expense.

    The present value of future minimum capital lease payments at December 31, 1998 was as follows:

Year ending December 31:
  1999.............................................................  $     166
  2000.............................................................        111
  2001.............................................................         37
                                                                     ---------
    Total minimum lease payments...................................        314

Less amount representing interest (from 9.5 to 10.2%)..............         36
                                                                     ---------
    Present value of net minimum capital lease payments............        278

Less current installments of obligations under capital leases......        142
                                                                     ---------
    Obligations under capital leases, excluding current
      installments.................................................  $     136
                                                                     ---------
                                                                     ---------

    The Company also has operating leases for three of its plants, certain warehouse space, and manufacturing and computer equipment. Rental expense for operating leases was $1,328, 2,061, $1,452, and $4,254 for the years ended June 30, 1996 and 1997, six months ended December 31, 1997, and year ended December 31, 1998, respectively.

    Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 1998 are:

Year ending December 31:
  1999.............................................................  $   4,480
  2000.............................................................      4,240
  2001.............................................................      3,875
  2002.............................................................      3,613
  2003.............................................................      3,556
Thereafter.........................................................      7,398
                                                                     ---------
    Total minimum lease payments...................................  $  27,162
                                                                     ---------
                                                                     ---------

                 MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (CONTINUED)

(10)  INCOME TAXES

    Total income tax expense for the periods presented was allocated as follows:

                                                                     JUNE 30,             DECEMBER 31,
                                                              ----------------------  --------------------
                                                                1996        1997        1997       1998
                                                              ---------     -----     ---------  ---------
Income before extraordinary item............................  $     424   $       5   $  (3,031) $     415
Extraordinary item..........................................         --          --        (339)      (257)
Stockholders' equity, for compensation expense for tax
  purposes in excess of amounts recognized for financial
  reporting purposes........................................         --          --          --       (517)
                                                              ---------         ---   ---------  ---------
                                                              $     424   $       5   $  (3,370) $    (359)
                                                              ---------         ---   ---------  ---------
                                                              ---------         ---   ---------  ---------

    Income tax expense (benefit) consists of the following:

                                                                   CURRENT    DEFERRED     TOTAL
                                                                 -----------  ---------  ---------
Year ended June 30, 1996:
  Federal......................................................   $     224   $     147  $     371
  State........................................................          20          33         53
                                                                      -----   ---------  ---------
                                                                  $     244   $     180  $     424
                                                                      -----   ---------  ---------
                                                                      -----   ---------  ---------
Year ended June 30, 1997:
  Federal......................................................   $    (250)  $     254  $       4
  State........................................................         (57)         58          1
                                                                      -----   ---------  ---------
                                                                  $    (307)  $     312  $       5
                                                                      -----   ---------  ---------
                                                                      -----   ---------  ---------
Six months ended December 31, 1997:
  Federal......................................................   $    (508)  $  (2,021) $  (2,529)
  State........................................................           7        (509)      (502)
                                                                      -----   ---------  ---------
                                                                  $    (501)  $  (2,530) $  (3,031)
                                                                      -----   ---------  ---------
                                                                      -----   ---------  ---------
Year ended December 31, 1998:
  Federal......................................................   $      --          --  $      --
  State........................................................         415          --        415
                                                                      -----   ---------  ---------
                                                                  $     415          --  $     415
                                                                      -----   ---------  ---------
                                                                      -----   ---------  ---------

                 MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (CONTINUED)

(10)  INCOME TAXES (CONTINUED)
    Total income tax expense (benefit) attributable to earnings (loss) before income taxes and extraordinary charge differed from the amounts computed by applying the U.S. Federal corporate income tax rate of 34% for all periods to earnings (loss) before income taxes as a result of the following:

                                                                   JUNE 30,            DECEMBER 31,
                                                             --------------------  --------------------
                                                               1996       1997       1997       1998
                                                             ---------  ---------  ---------  ---------
Computed "expected" tax expense (benefit)..................  $     327  $       4  $  (2,610) $     849
State income taxes (benefit), net of Federal income tax
  benefit (expense)........................................         35          1       (331)       274
Amortization of goodwill...................................         20         20         10        102
Officer's life insurance...................................         --         16          8         19
Decrease in valuation allowance............................         --         --         --       (846)
Other, net.................................................         27        (36)      (108)        17
                                                             ---------        ---  ---------  ---------
    Total income tax expense...............................  $     424  $       5  $  (3,031) $     415
                                                             ---------        ---  ---------  ---------
                                                             ---------        ---  ---------  ---------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1998, are presented below:

                                                                              DECEMBER 31,
                                                                          ---------------------
                                                                            1997        1998
                                                                          ---------  ----------
Deferred tax assets attributable to:
  Net operating loss and credit carry-forwards..........................  $   2,348  $   50,898
  Accrued vacation pay..................................................        137         301
  Compensation expense from issuance of stock options...................        291         291
  Reserves and other....................................................         37       1,305
                                                                          ---------  ----------
    Total gross deferred tax assets.....................................      2,812      52,795
    Less valuation allowance............................................         --     (39,765)
                                                                          ---------  ----------
    Net deferred tax assets.............................................      2,812      13,030
                                                                          ---------  ----------
Deferred tax liabilities attributable to:
  Plant and equipment, principally due to differences in depreciation...     (2,389)     (6,132)
  Recapture of inventory LIFO valuation for tax purposes................       (155)       (117)
  Excess of tax over book amortization of organization costs............        (84)        (82)
  Discount on debt for financial reporting purposes.....................         --        (153)
                                                                          ---------  ----------
    Total deferred tax liabilities......................................     (2,628)     (6,484)
                                                                          ---------  ----------
    Net deferred tax asset (liability)..................................  $     184  $    6,546
                                                                          ---------  ----------
                                                                          ---------  ----------

                 MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (CONTINUED)

(10)  INCOME TAXES (CONTINUED)

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the recorded deferred tax asset, the Company will need to generate future taxable income of approximately $17,000 prior to the expiration of the net operating loss carryforwards in 2017. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1998. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

    At December 31, 1998, the Company has net operating loss carryforwards for Federal income tax purposes of $140,021 which are available to offset future Federal taxable income, if any, through 2017.

(11)  STOCKHOLDERS' EQUITY

    The Company's capital stock consists of Class A and Class B common stock. The Class A and Class B shares have the same rights and preferences, except that the Class B shares guarantee the holders certain special voting rights. The holders of the Class B common stock are ensured that the total votes available to be cast by the holders, when combined with Class A common stock held, will be at least 24% of the votes available to be cast by all holders of common stock.

    The Board of Directors is also authorized to issue one or more series of preferred stock, with the number of shares, dividend rate, voting rights, redemption features and other rights to be determined by the Board of Directors.

(12)  STOCK OPTION PLANS

    In 1998, the Company adopted a stock option plan (the "Plan") pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 1,166,896 shares of authorized but unissued Class A common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options under the Plan have ten-year terms and vest and become fully exercisable after three years from the date of grant. At December 31, 1998, there were 303,430 additional shares available for grant under the Plan.

    Prior to the Merger, the Company had a stock option plan under which key officers and employees were granted options at prices equal to fair market value of the stock on the date of grant. At December 31, 1997 and 1998, there were 667,677 and 602,862 options outstanding under the prior plan.

    The per share weighted-average fair value of stock options granted during 1997 and 1998 was $16.50 and $7.56, respectively, on the date of grant using an option-pricing model (excluding a volatility assumption) with the following weighted-average assumptions: 1997-expected dividend yield 0%, risk-free interest rate of 6%, and an expected life of 10 years; 1998--expected dividend yield 0%, risk-free interest rate of 6%, and an expected life of 10 years.

                 MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (CONTINUED)

(12)  STOCK OPTION PLANS (CONTINUED)
    The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the 1998 financial statements. On October 8, 1997, the Company granted options to purchase 46,298 shares of the Company's Class A common stock to an officer of the Company at an option price of $.90 per share. During the six months ended December 31, 1997, the Company recognized compensation expense of $745 in connection with this transaction. In addition, 46,298 of previously outstanding options to purchase the Company's Class A common stock were canceled.

    Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                                              1997       1998
                                                                            ---------  ---------
Net earnings (loss):
  As reported.............................................................  $  (5,198) $   1,664
  Pro forma...............................................................     (5,210)       371

Diluted earnings (loss) per share:
  As reported.............................................................  $   (2.67)       .36
  Pro forma...............................................................      (2.67)       .08

    Stock option activity during the periods indicated is as follows:

                                                                                    WEIGHTED
                                                                                     AVERAGE
                                                                        NUMBER OF   EXERCISE
                                                                          SHARES      PRICE
                                                                        ----------  ---------
Outstanding at June 30, 1995, 1996 and 1997...........................     722,221  $    .120
Granted...............................................................      46,296       .900
Forfeited.............................................................    (100,840)     (.152)

Outstanding at December 31, 1997......................................     667,677       .174
Merger with MLX Corp..................................................      50,000      7.190
Issued................................................................     863,466     16.953
Exercised.............................................................    (115,000)    (3.220)
                                                                        ----------  ---------
Outstanding at December 31, 1998......................................   1,466,143  $  10.057
                                                                        ----------  ---------
                                                                        ----------  ---------

                 MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (CONTINUED)

(12)  STOCK OPTION PLANS (CONTINUED)
    The following is summary information about the Company's stock options outstanding at December 31, 1998:

                    EXERCISE
NUMBER OF SHARES      PRICE         EXPIRATION DATE
----------------  -------------  ---------------------
       417,172      $    .108          August 31, 1999
        69,697           .108          August 31, 2000
        69,697           .216            July 13, 2002
        46,296           .900              May 8, 2005
       783,281         17.125         January 20, 2008
        50,000         16.563            July 13, 2008
        30,000         13.125        September 2, 2008
----------------
     1,466,143
----------------
----------------

    At December 31, 1997 and 1998, the number of options exercisable was 639,899 and 584,344, respectively, and the weighted-average exercise price of those options was $.143 and $.159, respectively.

(13)  CONCENTRATION OF SALES

    Sales to customers in excess of 10% of total net sales for the years ended June 30, 1996 and 1997, six months ended December 31, 1997, and for the year ended December 31, 1998 are as follows:

                                                                         CUSTOMER A        CUSTOMER B
                                                                      ----------------  ----------------
Periods ended:
  June 30, 1996.....................................................           53%               34%
  June 30, 1997.....................................................           39%               46%
  December 31, 1997.................................................           34%               53%
  December 31, 1998.................................................           28%               51%

    Trade accounts receivable with these customers totaled $5,027 and $9,997 at December 31, 1997 and 1998, respectively.

(14)  EMPLOYEE PARTICIPATION PLAN

    The Morton Metalcraft Co. Employee Participation Plan allows substantially all employees to defer up to 15 percent of their income through payroll deduction of pre-tax contributions under section 401(k) of the Internal Revenue Code. The Company matches 25 percent of the first 6 percent of pre-tax income contributed by each employee. Employees may also make contributions of after-tax income. Additionally, the Company may make discretionary contributions to the plan for the benefit of participating employees. Certain of the acquired subsidiaries also had defined contribution plans which allow for employee pre-tax contributions and employer matching and discretionary contributions. The expense charged to operations related to defined contribution plans was $87, $116, $70, and $458 for the years ended June 30, 1996 and 1997, six months ended December 31, 1997, and the year ended December 31, 1998, respectively.

                 MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (CONTINUED)

(15)  EARNINGS (LOSS) PER SHARE

    The following reflects the reconciliation of the numerators and denominators of the earnings (loss) per share and net earnings (loss) per share assuming dilution computations:

                                                                 YEAR ENDED JUNE 30, 1996
                                                        -------------------------------------------
                                                           INCOME         SHARES        PER SHARE
                                                         (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                                        -------------  -------------  -------------
Basic earnings per share..............................    $     537       1,944,444     $     .28
                                                                                              ---
                                                                                              ---
Effect of dilutive securities:
  Stock options.......................................           --         699,086
  Warrants............................................           --         666,297
                                                              -----    -------------
    Diluted earnings per share........................    $     537       3,309,827     $     .16
                                                              -----    -------------          ---
                                                              -----    -------------          ---

                                                                  YEAR ENDED JUNE 30, 1997
                                                        ---------------------------------------------
                                                            INCOME          SHARES        PER SHARE
                                                          (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                        ---------------  -------------  -------------
Basic earnings per share..............................     $       7        1,944,444     $      --
                                                                                                ---
                                                                                                ---
Effect of dilutive securities:
  Stock options.......................................            --          716,226
  Warrants............................................            --          666,571
                                                                 ---     -------------
    Diluted earnings per share........................     $       7        3,327,241     $      --
                                                                 ---     -------------          ---
                                                                 ---     -------------          ---

                                                          SIX MONTHS ENDED DECEMBER 31, 1997
                                                        ---------------------------------------
                                                          INCOME        SHARES       PER SHARE
                                                        (NUMERATOR)  (DENOMINATOR)    AMOUNT
                                                        -----------  -------------  -----------
Basic loss per share..................................   $  (5,198)     1,944,444    $   (2.67)
                                                                                    -----------
                                                                                    -----------
Effect of dilutive securities.........................          --             --
                                                        -----------  -------------
    Diluted loss per share............................   $  (5,198)     1,944,444    $   (2.67)
                                                        -----------  -------------  -----------
                                                        -----------  -------------  -----------

                                                          SIX MONTHS ENDED DECEMBER 31, 1998
                                                        ---------------------------------------
                                                          INCOME        SHARES       PER SHARE
                                                        (NUMERATOR)  (DENOMINATOR)    AMOUNT
                                                        -----------  -------------  -----------
Basic earnings per share..............................   $   1,664      4,023,373    $     .41
                                                                                    -----------
                                                                                    -----------
Effect of dilutive securities                               --            559,241
                                                        -----------  -------------
    Diluted loss per share............................   $   1,664      4,582,614    $     .36
                                                        -----------  -------------  -----------
                                                        -----------  -------------  -----------

                 MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (CONTINUED)

(15)  EARNINGS (LOSS) PER SHARE (CONTINUED)
    Options to purchase 722,222 shares of Class A common stock at an average price of $.17 per share and warrants to purchase 666,667 shares of Class A common stock at $.002 per share were outstanding at December 31, 1997, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

    Options to purchase 722,222 shares of Class A common stock at an average price of $.12 per share were outstanding at June 30, 1995, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

(16)  RELATED PARTY TRANSACTIONS

    During the year ended December 31, 1998, the Company paid $1,013 and $104 for merger and acquisition advisory services to two firms affiliated with members of the Company's board of directors.

(17)  SEGMENT REPORTING

    Morton Industrial Group, Inc. has two reportable segments, contract metal fabrication and contract plastic fabrication. The contract metal fabrication segment provides full-service fabrication of parts and sub-assemblies for the construction, agricultural, and industrial equipment industry. The contract plastic fabrication segment provides full-service vacuum formed and injection-molded parts and sub-assemblies for the construction, agricultural, and industrial equipment industry. Prior to March 30, 1998, the Company operated in only one reportable segment, contract metal fabrication.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

    Morton Industrial Group, Inc. accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices, although these intersegment sales were insignificant in 1998.

    Morton Industrial Group, Inc.'s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and production methods. Most of the businesses were acquired as a unit, and most of the management at the time was retained.

                                                                               CONTRACT     CONTRACT
                                                                                 METAL       PLASTIC
                                                                              FABRICATION  FABRICATION    TOTAL
                                                                              -----------  -----------  ----------
Revenues from external customers............................................   $ 116,333    $  34,863   $  151,196
Intersegment revenues.......................................................          20           20           40
Interest revenue............................................................          35           24           59
Interest expense............................................................       4,211          568        4,779
Depreciation and amortization...............................................       4,167        1,214        5,381
Segment operating profit....................................................       5,624        1,333        6,957
Segment assets including intangible assets..................................      48,724       52,004      100,728
Expenditures for segment fixed assets.......................................       7,832        2,427       10,259

                 MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (CONTINUED)

(18)  SUBSEQUENT EVENTS (UNAUDITED)

    On February 26, 1999, the Company entered into an asset purchase agreement with Worthington Custom Plastics, Inc. to acquire three manufacturing facilities located in the southeastern United States which produce plastic products for construction, agricultural and industrial original equipment manufacturers. Under the terms of the agreement, the Company will acquire the Worthington assets for $25,000 in cash, non-voting shares of preferred stock of the Company and 15% of the common stock of a newly formed subsidiary of the Company. The transaction is conditioned on the obtaining of adequate financing for the completion of the transaction. For the year ended December 31, 1998, the to be acquired business reported sales of $105,000. The acquisition will be accounted for as a purchase.

    On February 26, 1999, the Company entered into an asset purchase agreement to acquire the metal machining business of Midland Partners. The purchase price is $7,545 cash and a $1,000 seller note with additional potential cash consideration based on the incremental income before interest, income taxes, depreciation and amortization less capital expenditures for 1999 and 2000, in excess of the related level for 1998. The transaction is conditioned on the obtaining of adequate financing for the transaction. For the year ended December 31, 1998 the to be acquired business reported sales of $16,500. The acquisition will be accounted for as a purchase.

                 MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                                             ADDITIONS
                                                                   ------------------------------
                                                     BALANCE AT      CHARGED TO      CHARGED TO                    BALANCE AT
                                                    BEGINNING OF      COSTS AND         OTHER                        END OF
DESCRIPTION                                            PERIOD         EXPENSES        ACCOUNTS      DEDUCTIONS       PERIOD
--------------------------------------------------  -------------  ---------------  -------------  -------------  -------------
Allowance for doubtful accounts:
  Year ended June 30, 1996........................    $      10              --              --             --      $      10
                                                          -----             ---           -----            ---          -----
                                                          -----             ---           -----            ---          -----
  Year ended June 30, 1997........................    $      10       $      42              --      $      12      $      40
                                                          -----             ---           -----            ---          -----
                                                          -----             ---           -----            ---          -----
  Six months ended December 31, 1997..............    $      40       $      60              --             --      $     100
                                                          -----             ---           -----            ---          -----
                                                          -----             ---           -----            ---          -----
  Year ended December 31, 1998....................    $     100              --       $     214*            --      $     314
                                                          -----             ---           -----            ---          -----
                                                          -----             ---           -----            ---          -----

------------------------

* Represents the acquisition date allowance for doubtful accounts of businesses acquired.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

INFORMATION ABOUT THE SELECTION OF OUR AUDITORS

    SELECTION OF KPMG LLP (FEBRUARY 17, 1999)

    On February 17, 1999, the Company's Board of Directors, acting upon the recommendation of the Audit Committee of the Board, selected KPMG LLP ("KPMG") to serve as the Company's independent accountants for the fiscal year ended December 31, 1998, and the fiscal year ending December 31, 1999, and dismissed Clifton Gunderson L.L.C. ("Clifton Gunderson") as independent accountants for the Company. Clifton Gunderson had served as the independent accountants for Morton (which merged with the Company on January 20, 1998) for the six months ended December 31, 1997, and the fiscal years ended June 30, 1997 and 1996. On April 14, 1998, as reported on Form 8-K dated April 16, 1998, and Form 8-K/A dated April 22, 1998, our Board of Directors, acting upon the recommendation of its Audit Committee selected Clifton Gunderson to serve as the Company's independent accountants. The action of the Board of Directors on February 17, 1999, dismissing Clifton Gunderson and appointing KPMG reflected the Board's determination that our recent and anticipated growth merited our selection of a recognized national accounting firm rather than a smaller, regional firm.

    During the period from April 14, 1998, to and including February 17, 1999, with respect to the Company, and prior thereto with respect to Morton, including the period from January 1, 1998, to April 14, 1998, the six months ended December 31, 1997, and the fiscal years ended June 30, 1997 and 1996, Clifton Gunderson's reports on the financial statements of Holding did not contain an adverse opinion or disclaimer of opinion, nor were they qualified in any way, and no reports of Clifton Gunderson were qualified as to uncertainty, audit scope, or accounting principles. (Clifton Gunderson issued no reports on the financial statements of the Company during the period that began April 14, 1998, and ended February 17, 1999.) During the same periods, neither we nor Morton had any disagreements with Clifton Gunderson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. During the period from April 14, 1998, to and including February 17, 1999, with respect to us, and prior thereto with respect to Morton, including the period from January 1, 1998, to April 14, 1998, the six months ended December 31, 1997, and the fiscal years ended June 30, 1997 and 1996, Clifton Gunderson did not advise us or Morton that:

    - either did not have internal controls necessary for the development of reliable financial statements;

    - information had come to Clifton Gunderson's attention that led it to no longer be able to rely on management's representations, or that made it unwilling to be associated with the financial statements prepared by management;

    - Clifton Gunderson needed to expand significantly the scope of its audit, or that information had come to Clifton Gunderson's attention that if further investigated may (a) materially impact the fairness or reliability of either: a previously issued audit report or the underlying financial statements, or the subsequent to the date of the most recent financial statements covered by an audit report, or (b) cause it to be unwilling to rely on management's representations or be associated with our or Morton's financial statements,

    - information had come to Clifton Gunderson's attention that it concluded materially impacted the fairness or reliability of either (a) a previously issued audit report or the underlying financial statements, or (b) the financial statements to be issued covering the fiscal period subsequent to the date of the most recent financial statements covered by an audit report.

    During the period from April 14, 1998, to and including February 17, 1999, with respect to us, and prior thereto with respect to Morton, including the period from January 1, 1998 to April 14, 1998, the six months ended December 31, 1997, and the fiscal years ended June 30, 1997, and 1996, neither we nor Morton consulted KPMG about either (a) the application of accounting principles to a specified transaction, either completed or proposed, or (b) the type of audit opinion that might be rendered on our or Morton's financial statements, or (b) any matter that was a subject of a disagreement between us or

Morton and Clifton Gunderson or that was a reportable event of the kind described in four listed items in the immediately preceding paragraph.

    SELECTION OF CLIFTON GUNDERSON (APRIL 14, 1998)

    On April 14, 1998, our Board of Directors, acting upon the recommendation of the Audit Committee of the Board, selected Clifton Gunderson to serve as our independent accountants for the fiscal year ending December 31, 1998. For the fiscal year ended December 31, 1997, Ernst & Young LLP ("Ernst & Young") served as the independent auditors for us, and for the fiscal year ended June 30, 1997, and the six months ended December 31, 1997, Clifton Gunderson served as Morton's independent auditors. Following the Merger, we retained both firms to complete our and Morton's respective audits for the periods ended December 31, 1997.

    During the 1997 and 1996 fiscal years, Ernst & Young's reports on our financial statements did not contain an adverse opinion or disclaimer of opinion, nor were they qualified in any way. During the same period, we had no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. During the 1997 and 1996 fiscal years and during 1998, Ernst & Young did not advise us:

    - that we did not have internal controls necessary for the development of reliable financial statements;

    - that information had come to Ernst & Young's attention that has led it to no longer be able to rely on management's representations, or that has made it unwilling to be associated with the financial statements prepared by management;

    - that Ernst & Young needed to expand significantly the scope of its audit, or that information had come to Ernst & Young's attention that if further investigated may (a) materially impact the fairness or reliability of either: a previously issued audit report or the underlying financial statements, or (b) cause it to be unwilling to rely on management's representations or be associated with our financial statements,

    - that information had come to Ernst & Young's attention that it concluded materially impacted the fairness or reliability of either (a) a previously issued audit report or the underlying financial statements, or (b) the financial statements to be issued covering the fiscal period subsequent to the date of the most recent financial statements covered by an audit report.

    During the 1997 and 1996 fiscal years of the Company and during any subsequent interim period of either ourselves or Morton, neither we nor Morton consulted Clifton Gunderson about either (a) the application of accounting principles to a specified transaction, either completed or proposed, or (b) the type of audit opinion that might be rendered on our financial statements, or (b) any matter that was a subject of a disagreement between us and Ernst & Young or that was a reportable event of the kind described in the four listed items in the immediately preceding paragraph.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this Item 10 about the executive officers and Directors of the Company is incorporated herein by reference to the information set forth under the caption "Election of Directors" in our definitive proxy statement for the 1999 annual meeting of shareholders, which we expect to file with the Securities and Exchange commission not later than one hundred twenty days after December 31, 1998 pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION.

    The information required by this Item 11 is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in our definitive proxy statement for the 1999 annual meeting of shareholders, which we expect to file with the Securities and Exchange commission not later than one hundred twenty days after December 31, 1998 pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this Item 12 is incorporated herein by reference to the information set forth under the caption "Principal Shareholders of the Company" in our definitive proxy statement for the 1999 annual meeting of shareholders, which we expect to file with the Securities and Exchange commission not later than one hundred twenty days after December 31, 1998 pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this Item 13 is incorporated herein by reference to the information set forth under the caption "Executive Compensation--Certain Relationships and Related Transactions" in our definitive proxy statement for the 1999 annual meeting of shareholders, which we expect to file with the Securities and Exchange commission not later than one hundred twenty days after December 31, 1998 pursuant to Regulation 14A.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS CONTAINED ON FORM 8-K.

(a) The following documents are filed as a part of this report:

    1.  Financial Statements.

    The following financial statements of the Company are included in Item 8:

a          Report of KPMG LLP, Independent Auditors
b.         Report of Clifton Gunderson L.L.C., Independent Auditors
c.         Consolidated Balance Sheets as of December 31, 1997 and 1998
d.         Consolidated Statements of Operations for each of the years in the two years ended June 30, 1997, the six months ended December 31, 1997 and the year ended December 31, 1998
e.         Consolidated Statements of Stockholders' Equity (Deficit) for each of the years in the two years ended June 30, 1997, the six months ended
             December 31, 1997 and the year ended December 31, 1998
f.         Consolidated Statements of Cash Flows for each of the years in the two years ended June 30, 1997, the six months ended December 31, 1997 and the year ended December 31, 1998
g.         Notes to Consolidated Financial Statements

    2.  Financial Statement Schedules

    The following financial statement schedule of the Company is included in
Item 8:

Schedule II--Valuation and Qualifying Accounts for each of the years in the two years ended June 30, 1997, the six months ended December 31, 1997 and the year ended December 31, 1998

EXHIBIT NUMBER AND DOCUMENT TITLE                            INCORPORATED BY REFERENCE TO       FILED HEREWITH
---------------------------------------------------------  --------------------------------  --------------------

2.1 and 10.1--Agreement and Plan of Merger Between MLX     Annex B to the Definitive Proxy
Corp. and Morton Metalcraft Holding Co., dated as of       Statement on Schedule 14A filed
October 20, 1997                                           by MLX Corp. with the Securities
                                                           and Exchange Commission ("SEC")
                                                           on January 6, 1998.

2.2 and 10.2--Securities Purchase Agreement Among MLX      Morton Industrial Group, Inc.
Corp. and Security Holders of Morton Metalcraft Holding    Form 10-K for the year ended
Co., dated as of October 20, 1997                          December 31, 1997

3.1 and 4.1--Articles of Incorporation of the registrant   MLX Corp. Form 10-Q for the
as Amended prior to January 20, 1998                       quarter ended June 30, 1993

3.2 and 4.2--Articles of Amendment to Articles of          Exhibit 3 to Morton Industrial
Incorporation of the Registrant Effective January 20,      Group, Inc. Report on Form 8-K
1998                                                       filed with the SEC on February
                                                           4, 1998

3.2 and 4.2--Bylaws of the Registrant, as Amended          Morton Industrial Group, Inc.
                                                           Form 10-K for the year ended
                                                           December 31, 1997

4.3 and 10.3--Credit Agreement Among the Registrant,       Morton Industrial Group, Inc.
Morton Metalcraft Co., Morton Metalcraft Co. of North      Form 10-K for the year ended
Carolina and Harris Trust & Savings Bank, individually     December 31, 1997
and as Agent, dated January 20, 1998

4.4 and 10.4--Security Agreement executed by Morton        Morton Industrial Group, Inc.
Industrial Group, Inc., Morton Metalcraft Co., and Morton  Form 10-K for the year ended
Metalcraft Co. of North Carolina in favor of Harris Trust  December 31, 1997
& Savings Bank, individually and as Agent, dated January
20, 1998

4.5 and 10.5--Mortgage and Security Agreement with         Morton Industrial Group, Inc.
Assignment of Rents executed by Morton Metalcraft Co. in   Form 10-K for the year ended
favor of Harris Trust & Savings Bank, individually and as  December 31, 1997
Agent, dated January 20, 1998

4.6 and 10.6--Pledge Agreement executed by Registrant in   Morton Industrial Group, Inc.
favor of Harris Trust & Savings Bank, individually and as  Form 10-K for the year ended
Agent, dated January 20, 1998                              December 31, 1997

10.7--Limited Indemnification Agreement dated as of        Morton Industrial Group, Inc.
October 20, 1997, among MLX Corp., William D. Morton, and  Form 10-K for the year ended
Other Morton Metalcraft Shareholders and Option Holders    December 31, 1997

10.8--Industrial Building Lease between Morton Welding     Morton Industrial Group, Inc.
Co., Inc., and Morton Metalcraft Co. dated September 1,    Form 10-K for the year ended
1994                                                       December 31, 1997

EXHIBIT NUMBER AND DOCUMENT TITLE                            INCORPORATED BY REFERENCE TO       FILED HEREWITH
---------------------------------------------------------  --------------------------------  --------------------
10.9--Lease between Caterpillar, Inc., and Morton          Morton Industrial Group, Inc.
Metalcraft Co., Inc. dated June 9, 1995                    Form 10-K for the year ended
                                                           December 31, 1997

10.10--Lease between Agracel, Inc., and Morton Metalcraft  Morton Industrial Group, Inc.
Co. dated November 6, 1996.                                Form 10-K for the year ended
                                                           December 31, 1997

10.11--Employment Agreement dated as of January 20, 1998,  Morton Industrial Group, Inc.
between the Registrant and William D. Morton               Form 10-K for the year ended
                                                           December 31, 1997

10.12--Employment Agreement dated as of January 20, 1998,  Morton Industrial Group, Inc.
between the Registrant and Daryl R. Lindemann              Form 10-K for the year ended
                                                           December 31, 1997

10.13--MLX Corp. 1997 Stock Option Plan                    Appendix C to the Definitive
                                                           Proxy Statement on Schedule 14A
                                                           filed by MLX Corp. with the SEC
                                                           on January 6. 1998.

10.14--MLX Corp. 1995 Stock Option Plan                    MLX Corp. Definitive Proxy
                                                           Statement on Schedule 14A for
                                                           the 1995 Annual Meeting of
                                                           Stockholders

10.15--Master Lease Agreement between Morton Metalcraft    Morton Industrial Group, Inc.
Co. and General Electric Capital Corporation dated August  Form 10-K for the year ended
7, 1996                                                    December 31, 1997

10.16--Guaranty of Master Lease Agreement by Morton        Morton Industrial Group, Inc.
Metalcraft Holding Co., dated August 7, 1996               Form 10-K for the year ended
                                                           December 31, 1997

10.17--Split Dollar Insurance Agreement between Morton     Morton Industrial Group, Inc.
Metalcraft Co. and William D. Morton dated February 3,     Form 10-K for the year ended
1995.                                                      December 31, 1997

10.18--Split Dollar Assignment between William D. Morton   Morton Industrial Group, Inc.
and Morton Metalcraft Co. dated February 3, 1995           Form 10-K for the year ended
                                                           December 31, 1997

10.19--Split Dollar Insurance Agreement between Morton     Morton Industrial Group, Inc.
Metalcraft Co. and William D. Morton dated October 10,     Form 10-K for the year ended
1993                                                       December 31, 1997

10.20--Split Dollar Assignment between William D. Morton   Morton Industrial Group, Inc.
and Morton Metalcraft Co., dated October 10, 1993          Form 10-K for the year ended
                                                           December 31, 1997

10.21--Split Dollar Insurance Agreement between Morton     Morton Industrial Group, Inc.
Metalcraft Co. and Daryl R. Lindemann dated October 10,    Form 10-K for the year ended
1993                                                       December 31, 1997

10.22--Split Dollar Assignment between Daryl R. Lindemann  Morton Industrial Group, Inc.
and Morton Metalcraft Co., dated October 10, 1993          Form 10-K for the year ended
                                                           December 31, 1997

EXHIBIT NUMBER AND DOCUMENT TITLE                            INCORPORATED BY REFERENCE TO       FILED HEREWITH
---------------------------------------------------------  --------------------------------  --------------------
10.23--Death Benefit Agreement between Morton Metalcraft   Morton Industrial Group, Inc.
Co. and William D. Morton                                  Form 10-K for the year ended
                                                           December 31, 1997

10.24--Salary Continuation Agreement between Morton        Morton Industrial Group, Inc.
Metalcraft Co. and William D. Morton dated February 26,    Form 10-K for the year ended
1996.                                                      December 31, 1997

10.25--Stock Purchase Agreement among the Company and      Exhibit 10.1 to Morton
Gary L. George and Gloria J. George, dated March 2, 1998.  Industrial Group, Inc. Report on
                                                           Form 8-K filed with the SEC on
                                                           April 14, 1998

10.26--Stock Purchase Agreement among the Company, Joseph  Exhibit 10.2 to Morton
T. Buie, Jr., and Ernest J. Butler, dated April 8, 1998.   Industrial Group, Inc. Report on
                                                           Form 8-K filed with the SEC on
                                                           April 14, 1998

10.27--Non-negotiable Promissory Note (subordinated) of    Exhibit 10.3 Morton Industrial
the Company to Joseph T. Buie, Jr., dated April 8, 1998.   Group, Inc. Report on Form 8-K
                                                           filed with the SEC on April 14,
                                                           1998

10.28--Non-negotiable Promissory Note (subordinated) of    Exhibit 10.4 Morton Industrial
the Company to Ernest. J. Butler, dated April 8, 1998.     Group, Inc. Report on Form 8-K
                                                           filed with the SEC on April 14,
                                                           1998

10.29--Stock Purchase Agreement among the Company and      Exhibit 10.1 Morton Industrial
Richard L. Goreham, Delores A. Staples and William B.      Group, Inc. Report on Form 8-K
Goreham, dated April 27, 1998.                             filed with the SEC on June 12,
                                                           1998

10.30--Credit Agreement dated May 28, 1998 among the       Exhibit 10.2 Morton Industrial
Company, Harris Trust and Savings Bank, and the lenders    Group, Inc. Report on Form 8-K
signatory thereto.                                         filed with the SEC on June 12,
                                                           1998

10.31--Mortgage and Security Agreement with Assignment of  Exhibit 10.3 Morton Industrial
Rents executed by Carroll George Inc. dated May 28, 1998.  Group, Inc. Report on Form 8-K filed with the SEC on June 12,
                                                           1998

10.32--Deed of Trust and Security Agreement with           Exhibit 10.4 Morton Industrial
Assignment of Rents executed by B&W Metal Fabricators,     Group, Inc. Report on Form 8-K
Inc.                                                       filed with the SEC on June 12,
                                                           1998

EXHIBIT NUMBER AND DOCUMENT TITLE                            INCORPORATED BY REFERENCE TO       FILED HEREWITH
---------------------------------------------------------  --------------------------------  --------------------
10.33--Amended and Restated Security Agreement executed    Exhibit 10.5 Morton Industrial
by the Company, Morton Metalcraft Co., Morton Metalcraft   Group, Inc. Report on Form 8-K
Co. of North Carolina, Morton Metalcraft Co. of South      filed with the SEC on June 12,
Carolina, Carroll George Inc. and B&W Metal Fabricators,   1998
Inc. dated May 28, 1998.

10.34--Amended and Restated Pledge Agreement executed by   Exhibit 10.6 Morton Industrial
the Company, Morton Metalcraft Co., Morton Metalcraft Co.  Group, Inc. Report on Form 8-K
of North Carolina, Morton Metalcraft Co. of South          filed with the SEC on June 12,
Carolina, Carroll George Inc. and B&W Metal Fabricators,   1998
Inc. dated May 28, 1998.

10.35--Amended and Restated Mortgage and Security          Exhibit 10.7 Morton Industrial
Agreement with Assignment of Rents executed by Morton      Group, Inc. Report on Form 8-K
Metalcraft Co., dated May 28, 1998.                        filed with the SEC on June 12,
                                                           1998

10.35--Mortgage and Security Agreement with Assignment of  Exhibit 10.8 to Morton
Rents executed by Mid-Central Plastics, Inc. dated May     Industrial Group, Inc. Report on
28, 1998.                                                  Form 8-K filed with the SEC on
                                                           June 12, 1998

10.36--First Amendemnt to Credit Agreement with Harris                                       X
Trust & Savings Bank.

16.1--Letter re: change in certifying accountant           Exhibit 16.1 to Morton
                                                           Industrial Group, Inc. Report on
                                                           Form 8-K filed with the SEC on
                                                           April 16, 1998

16.2--Letter re: change in certifying accountant           Exhibit 16.1 to Morton
                                                           Industrial Group, Inc. Report on
                                                           Form 8-K filed with the SEC on
                                                           February 18, 1999

21.1--Subsidiaries of Registrant                                                             X

23.1--Consent of KPMG LLP                                                                    X

23.2--Consent of Clifton Gunderson, L.L.C.                                                   X

27.1--Financial Data Schedule--Morton Industrial Group,    X
Inc.

(b) Reports on Form 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant as duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MORTON INDUSTRIAL GROUP, INC.

                                By:            /s/ WILLIAM D. MORTON
                                     -----------------------------------------
                                                 William D. Morton
                                             PRESIDENT, CHIEF EXECUTIVE
                                            OFFICER, AND CHAIRMAN OF THE
                                                 BOARD OF DIRECTORS

Dated: March 30, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

          SIGNATURES                       TITLE                    DATE
------------------------------  ---------------------------  -------------------
    /s/ WILLIAM D. MORTON       President, Chief Executive
------------------------------    Officer, and Chairman of     March 30, 1999
      William D. Morton           the Board of Directors

    /s/ THOMAS D. LAUERMAN      Vice President of Finance
------------------------------    and Treasurer (Principal     March 30, 1999
      Thomas D. Lauerman          Accounting Officer)

     /s/ FRED W. BROLING        Director
------------------------------                                 March 30, 1999
       Fred W. Broling

   /s/ ALFRED R. GLANCY III     Director
------------------------------                                 March 30, 1999
     Alfred R. Glancy III

      /s/ MARK W. MEALY         Director
------------------------------                                 March 30, 1999
        Mark W. Mealy

  /s/ WILLEM F. P. DE VOGEL     Director
------------------------------                                 March 30, 1999
    Willem F. P. De Vogel

                            SHAREHOLDER INFORMATION

CORPORATE OFFICES
Morton Industrial Group, Inc.
1021 W. Birchwood
Morton, Illinois 61550-0429
Phone: 309-263-3300 Fax: 309-263-3216

INVESTOR INFORMATION
Shareholders and prospective investors are welcome to call or write with questions or requests for additional information. Please direct inquiries to Van Negris at:

Kehoe, White, Van Negris & Company, Inc.
766 Madison Avenue
New York, NY 10021
Phone: 212-396-0606 Fax: 212-396-9025

ANNUAL MEETING

The Annual Meeting of the Shareholders of Morton Industrial Group, Inc. will be held at the Bertha Frank Performing Arts Center located at 350 N. Illinois Avenue
Morton, IL 61550
Tuesday, June 8, 1999 at 11:00 a.m. (CDT)

FORM 10-K

A copy of form 10-K, the Annual Report which the Company is required to file with the Securities and Exchange Commission, is available without charge upon request to the Company at the above address.

STOCK TRANSFER AGENT AND REGISTRAR

For inquiries about stock transfers or address changes, shareholders may contact:

American Stock Transfer & Trust Co.
40 Wall Street
46(th) Floor
New York, NY 10005
Phone: 800-937-5449

INDEPENDENT PUBLIC ACCOUNTANTS

KPMG LLP

STOCK MARKET INFORMATION
The common stock of Morton Industrial Group, Inc. is traded on the Nasdaq SmallCap Market under the ticker symbol MGRP.

BOARD OF DIRECTORS

William D. Morton
  Chairman of the Board, President and CEO
  Morton Industrial Group, Inc.

Fred W. Broling
  President and CEO
  US Precision Glass

Willem F.P. de Vogel
  President
  Three Cities Research, Inc.

Alfred R. Glancy III
  Chairman and CEO
  MCN Energy Group, Inc.

Mark W. Mealy
  Managing Director
  Bowles Hollowell Conner & Co.

CORPORATE OFFICERS

William D. Morton
  Chairman of the Board, President and CEO

Daryl R. Lindemann

  Vice President of Business Development & Acquisitions

Thomas D. Lauerman
  Vice President of Finance