Form 10-Q
period 1999-04-03
MORTON INDUSTRIAL GROUP INC
filed 1999-05-18
CIK 64247

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 3, 1999
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION
         13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           FOR THE TRANSITION PERIOD
                     FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-13198

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                                                                                                   OUTSTANDING AS
                                                                                                         OF
                                                                                                    MAY 6, 1999
                                                                                                  ----------------
Class A Common Stock, $.01 par value............................................................       3,867,573
Class B Common Stock, $.01 par value............................................................         200,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         MORTON INDUSTRIAL GROUP, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

             FOR THE QUARTERS ENDED APRIL 3, 1999 AND APRIL 4, 1998

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                                            1999          1998
                                                                                        ------------  ------------
Net sales.............................................................................  $     39,359  $     30,672
Cost of sales.........................................................................        33,703        25,956
                                                                                        ------------  ------------
Gross profit..........................................................................         5,656         4,716
                                                                                        ------------  ------------
Operating expenses
  Selling expenses....................................................................         1,325           767
  Administrative expenses.............................................................         3,482         2,395
                                                                                        ------------  ------------
    Total operating expenses..........................................................         4,807         3,162
                                                                                        ------------  ------------
    Operating income..................................................................           849         1,554
                                                                                        ------------  ------------
Other income (expense)
  Interest expense....................................................................        (1,582)         (546)
  Miscellaneous.......................................................................             7            22
                                                                                        ------------  ------------
    Total other income (expense)......................................................        (1,575)         (524)
                                                                                        ------------  ------------
    Income (loss) before income taxes and cumulative effect of accounting change......          (726)        1,030
Income taxes..........................................................................           (46)           72
                                                                                        ------------  ------------
Income (loss) before cumulative effect of accounting change...........................          (680)          958
Cumulative effect of accounting change................................................        (1,074)           --
                                                                                        ------------  ------------
Net income (loss).....................................................................  $     (1,754) $        958
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Earnings (loss) per Share
  Basic...............................................................................        $(0.43)        $0.24
                                                                                        ------------  ------------
                                                                                        ------------  ------------
  Diluted.............................................................................        $(0.43)        $0.20
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Weighted average number of shares
  Basic...............................................................................     4,067,573     4,001,944
                                                                                        ------------  ------------
                                                                                        ------------  ------------
  Diluted.............................................................................     4,422,215     4,687,917
                                                                                        ------------  ------------
                                                                                        ------------  ------------

    These consolidated condensed financial statements should be read only in connection with the
       accompanying notes to consolidated condensed financial statements.

                         MORTON INDUSTRIAL GROUP, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                      APRIL 3, 1999 AND DECEMBER 31, 1998

                             (DOLLARS IN THOUSANDS)

                                                                                           APRIL 3
                                                                                            1999      DECEMBER 31
                                                                                         (UNAUDITED)      1998
                                                                                         -----------  ------------
                                                      ASSETS
Current Assets
  Cash.................................................................................   $     736    $    1,125
  Accounts, notes and other receivables, less allowance for doubtful accounts of $289
    in 1999 and $314 in 1998...........................................................      16,100        15,890
  Inventories..........................................................................      14,678        14,483
  Prepaid expenses.....................................................................       1,094         1,263
  Refundable income taxes..............................................................         681         1,040
  Deferred income taxes................................................................       1,900         1,900
                                                                                         -----------  ------------
    Total current assets...............................................................      35,189        35,701
                                                                                         -----------  ------------
Deferred income taxes..................................................................       4,646         4,646
                                                                                         -----------  ------------
Property, plant and equipment, net of accumulated depreciation.........................      45,482        45,644
                                                                                         -----------  ------------
Other, primarily goodwill, at amortized cost...........................................      12,908        13,132
                                                                                         -----------  ------------
Tax escrow funds.......................................................................       1,610         1,605
                                                                                         -----------  ------------
                                                                                          $  99,835    $  100,728
                                                                                         -----------  ------------
                                                                                         -----------  ------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Note payable to bank.................................................................   $  14,400    $   11,700
  Current installments of long-term debt, obligations under capital leases and
    covenants payable..................................................................       5,473         5,311
  Accounts payable.....................................................................      16,490        16,995
  Other accrued expenses...............................................................       4,192         4,137
                                                                                         -----------  ------------
    Total current liabilities..........................................................      40,555        38,143
                                                                                         -----------  ------------
Long-term debt, excluding current installments.........................................      51,664        53,281
                                                                                         -----------  ------------
Other..................................................................................       2,502         2,436
                                                                                         -----------  ------------
Total liabilities......................................................................      94,721        93,860
                                                                                         -----------  ------------
Stockholders' Equity
  Class A common stock.................................................................          39            39
  Class B common stock.................................................................           2             2
  Additional paid-in capital...........................................................      19,937        19,937
  Retained earnings (deficit)..........................................................     (14,864)      (13,110)
                                                                                         -----------  ------------
    Total stockholders' equity.........................................................       5,114         6,868
                                                                                         -----------  ------------
                                                                                          $  99,835    $  100,728
                                                                                         -----------  ------------
                                                                                         -----------  ------------

    These consolidated condensed financial statements should be read only in connection with the
       accompanying notes to consolidated condensed financial statements.

                         MORTON INDUSTRIAL GROUP, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

             FOR THE QUARTERS ENDED APRIL 3, 1999 AND APRIL 4, 1998

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                                                                1999        1998
                                                                                              ---------  ----------
Net cash provided by (used in) operating activities.........................................  $    (308) $   (6,379)
                                                                                              ---------  ----------
Cash flows from investing activities
  Capital expenditures......................................................................     (1,387)     (2,097)
  Carroll George Inc. acquisition...........................................................         --      (5,568)
  Cash received in merger with MLX Corp.....................................................         --      16,241
  Other.....................................................................................         --         250
                                                                                              ---------  ----------
      Net cash provided by (used in) investing activities...................................     (1,387)      8,826
                                                                                              ---------  ----------
Cash flows from financing activities
  Proceeds from issuance of note payable to bank............................................      2,700      29,800
  Principal payments on note payable to bank................................................         --     (19,811)
  Cash received on exercised options........................................................         --         358
  Proceeds from issuance of long-term debt..................................................         --      15,000
  Principal payments on long-term debt......................................................     (1,455)    (26,765)
  Other.....................................................................................         61         (98)
                                                                                              ---------  ----------
      Net cash provided by (used in) financing activities...................................      1,306      (1,516)
                                                                                              ---------  ----------
Net increase in cash........................................................................       (389)        931
Cash at beginning of period.................................................................      1,125         138
                                                                                              ---------  ----------
Cash at end of period.......................................................................  $     736  $    1,069
                                                                                              ---------  ----------
                                                                                              ---------  ----------
Supplemental disclosure of cash flow information
  Cash paid during the period for:
    Interest................................................................................  $   1,475  $    1,637
                                                                                              ---------  ----------
                                                                                              ---------  ----------
    Income taxes............................................................................  $      46  $       --
                                                                                              ---------  ----------
                                                                                              ---------  ----------

    These consolidated condensed financial statements should be read only in connection with the
       accompanying notes to consolidated condensed financial statements.

                         MORTON INDUSTRIAL GROUP, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

           FOR THE THREE MONTHS ENDED APRIL 3, 1999 AND APRIL 4, 1998

                                  (UNAUDITED)

(1) NATURE OF BUSINESS--The Company, operating through its subsidiaries, is a contract manufacturer and supplier of high-quality fabricated sheet metal and plastic components and subassemblies for construction, agricultural, and industrial equipment manufacturers located primarily in the Midwestern and Southeastern United States.

(2) INTERIM FINANCIAL DATA--The Consolidated Condensed Financial Statements at April 3, 1999, and April 4, 1998, and for the quarters then ended are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods indicated. The Company's fiscal quarters end on a Saturday (nearest to a quarter end) except for the fourth quarter which ends on December 31. For the quarter ended April 3, 1999, there were 65 shipping days, compared to 66 shipping days in the quarter ended April 4, 1998. Results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year. The consolidated condensed financial statements should be read in connection with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations of Morton Industrial Group, Inc. contained in the Company's Form 10-K for the year ending December 31, 1998.

(3) INCOME TAXES--The Company has not recorded any federal income taxes for the quarter ended April 3, 1999. The additional net operating loss carryforward created in the quarter has been offset by an increase in the existing valuation allowance. The Company has recorded a benefit for state income taxes.

(4) ACQUISITIONS--On March 30, 1998, the Company acquired all of the outstanding shares of common stock of Carroll George Inc.

    On April 8, 1998, the Company acquired all of the outstanding shares of common stock of B&W Metal Fabricators, Inc.

    On May 29, 1998, the Company acquired all of the outstanding shares of common stock of Mid-Central Plastics, Inc.

    On June 1, 1998 the Company acquired substantially all of the assets of SMP Steel Corporation, a privately held company.

    All of the above acquisitions have been described in more detail in previous SEC filings, including the Company's Form 10-K for the year ending December 31, 1998.

    Results of operations from the above acquisitions is included in the first quarter, 1999 data contained in this Form 10-Q. No results of operations resulting from these acquisitions for the first quarter, 1998 are reflected in Consolidated Condensed Statements of Operations included in this Form 10-Q.

                         MORTON INDUSTRIAL GROUP, INC.

           FOR THE THREE MONTHS ENDED APRIL 3, 1999 AND APRIL 4, 1998

                                  (UNAUDITED)

(5) The Company's inventory, in thousands of dollars, as of April 3, 1999, and December 31, 1998, is summarized as follows:

                                                                       APRIL 3,   DECEMBER 31,
                                                                         1999         1998
                                                                       ---------  ------------
Raw materials, purchased parts and manufactured components...........  $   7,039   $    7,161
Work-in-process......................................................      2,882        2,299
Finished goods.......................................................      4,757        5,023
                                                                       ---------  ------------
  Total..............................................................  $  14,678   $   14,483
                                                                       ---------  ------------
                                                                       ---------  ------------

(6) EARNINGS PER SHARE--the following reflects the reconciliation of the numerators and denominators of the earnings per share and the earnings per share assuming dilution computations:

                            QUARTER ENDED APRIL 3, 1999            QUARTER ENDED APRIL 4, 1998
                        ------------------------------------  -------------------------------------
                          (LOSS)      SHARES      PER SHARE     INCOME       SHARES      PER SHARE
                        (NUMERATOR) (DENOMINATOR)   AMOUNT    (NUMERATOR)  (DENOMINATOR)   AMOUNT
                        ----------  -----------  -----------  -----------  -----------  -----------
Basic income (loss)
  per share...........  $(1,754,000)  4,067,573   $    (.43)   $ 958,000    4,001,944    $     .24
                                                      -----                                  -----
Effect of dilutive
  securities, stock
  options.............                 354,642                                685,973
                                    -----------                            -----------
Diluted income (loss)
  per share...........               4,422,215    $    (.43)                4,687,917    $     .20
                                    -----------       -----                -----------       -----

    The first quarter, 1999 net (loss) includes a cumulative effect of accounting change, net of state income tax benefit, of $(1,074). The following table reflects the impact on basic (loss) per share of the cumulative effect of accounting change:

(Loss) before cumulative effect of accounting change.................  $    (.17)
Cumulative effect of accounting change...............................       (.26)
                                                                       ---------
Net (loss)...........................................................  $    (.43)
                                                                       ---------

(7) SEGMENT REPORTING--The Company has two reportable segments, contract metal fabrication and contract plastic fabrication. The contract metal fabrication segment provides full service fabrication of parts and sub-assemblies for the construction, agricultural and industrial equipment industry. The contract plastic fabrication segment provides full-service vacuum formed and injected-molded parts and sub-assemblies for the construction, agricultural and industrial equipment industry. Prior to March 30,

1998, the Company operated in only one reportable segment, contract metal fabrication. The following segment data is for the first quarter, 1999:

                                                                                 CONTRACT     CONTRACT
                                                                                   METAL       PLASTIC
                                                                                FABRICATION  FABRICATION    TOTAL
                                                                                -----------  -----------  ---------
Revenues from external customers..............................................   $  26,939    $  12,434   $  39,359
Segment operating income......................................................         675          174         849

(8) SUBSEQUENT EVENT--On April 15, the Company acquired three manufacturing facilities which produce plastic components for construction and industrial original equipment manufacturers.. This transaction, described in more detail in Form 8-K filed with the SEC on April 29, 1999, involved the issuance of preferred stock by the Company, resulted in the payment of certain of the Company's term debt at Harris Trust & Savings Bank, and resulted in a financing package with General Electric Capital Corporation.

                           PART II--OTHER INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis describes changes in the Company's financial condition since December 31, 1998. The analysis of results of operations compares the quarters ended April 3, 1999 and April 4, 1998.

RESULTS OF OPERATIONS

FIRST QUARTER, 1999 VERSUS FIRST QUARTER, 1998

    Revenues for the first quarter, 1999 were $39.4 million compared to $30.7 million for the first quarter of 1998, an increase of $8.7 million, or 28.3%. As described in note 4 of Part I, the Company made acquisitions during 1998 that have provided incremental revenue during the first quarter, 1999, of approximately $15.9 million. A revenue reduction of approximately $7.2 million from the facilities owned in the first quarter of both years is attributable primarily to a reduced demand for agricultural components that began late in 1998.

    Sales to Deere & Company and Caterpillar Inc., were approximately 79% and 94% of the Company's revenues for the first quarters, 1999 and 1998, respectively.

    The Company's gross profits for the first quarter, 1999 increased by approximately $.9 million versus the same three months in 1998, an increase of 20%. The overall gross profit percentage declined from 15.4% for the first quarter of 1999 to 14.4% for the first quarter of 1999. The incremental gross profits from acquisitions were approximately $2.1 million. For the locations existing in the first quarters of both year, a decline in gross profit of approximately $1.2 million and the gross profit percentage decline for the quarter, resulted primarily from the reduced demand for agricultural components.

    Selling and administrative expenses for the first quarter, 1999 amounted to $4.8 million, or 12.2% of net sales compared to $3.2 million, or 10.3% of net sales for the first quarter of 1998. The increase is related primarily to the acquired entities. The increase in administrative expenses is attributable to costs associated with the acquired entities, and approximately $575,000 of costs written-off during the first quarter, 1999, consisting of costs associated with a suspended high-yield financing and the discontinuance of negotiations to acquire Midland Partners.

    Interest expense for the first quarter, 1999 was $1.6 million, an increase of $1.0 million compared to the first quarter of 1998. This increase was due primarily to significantly higher average amounts of outstanding debt related to the 1998 acquisitions, as well as a higher interest rate during the first quarter of 1999.

    The Company incurred a charge of $1,074, net of a state income tax benefit, for the cumulative effect of adopting AICPA Statement of Position 98-5 related to start-up activities and organization costs.

    An state income tax benefit of approximately $46,000 was provided on a pre-tax loss of $(.7) million. For the first quarter of 1998, income taxes of approximately $72,000 were provided on pre-tax income of $1 million, for an effective tax rate of approximately 7%, reflecting the use of net operating loss carryforwards for Federal income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's consolidated working capital at April 3, 1999 was $(5.4) million compared to $(2.4) million at December 31, 1998, the Company's preceding fiscal year end. This represents a decrease in working capital of approximately $3.0 million. This change was due primarily to the net loss for the quarter and cash required for capital expenditures.

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

    On March 26, 1999, the Company and Harris Trust and Savings Bank, as Agent, entered into a First Amendment to the Credit Agreement dated May 29, 1998. The purpose of the amendment was to adjust certain terms and conditions, effective January 1, 1999, of the 1998 agreement.

    On April 15, 1999, the Company retired $4.25 million of the Harris Trust and Savings Bank term debt in connection with the financing of the acquisition described in Part I, note 8.

    At April 3, 1999, the Company had two fixed interest rate swap agreements with a commercial bank (the "counter party"). The first agreement has a notional principal amount of $12.4 million and a termination date of May 31, 2003. The second agreement has a notional principal amount of $14.9 million and a termination date of June 30, 2003. The notional principal amount declines over the term of both agreements based upon a defined amortization schedule. The counter party has the unilateral right to cancel both agreements as of June 30, 2001.

    The Company incurred $1.4 million of capital expenditures during the first three months, 1999, primarily for purchases of manufacturing equipment.

    The Company currently anticipates making approximately $4.0 million of capital expenditures during the remaining three quarters of calendar year 1999. These expenditures will be funded from the cash flow provided by operations and funds available under the Company's line-of-credit facility. Planned expenditures include the purchase of fabrication equipment, including presses, pressbrakes and other new equipment. The Company expects to re-evaluate its capital expenditure budget from time-to-time to respond to changes in sales levels, and the needs of its operating subsidiaries.

    The Company believes that it can meet its current operating liquidity requirements from cash generated from operations and borrowing under its existing bank facility. As of April 3, 1999, the Company had additional availability of approximately $4.1 million under its revolving credit facility.

    As indicated in Part I, note 8, the Company acquired certain manufacturing facilities from Worthington Custom Plastics, Inc. on April 15, 1999. Concurrently, the Company entered into a financing agreement with General Electric Capital Corporation (GECC). This agreement was filed as an exhibit to Form 8-K filed on April 29, 1999. It is anticipated that the agreement with GECC will provide the necessary long-term and revolving financing, and along with cash flows from operations, will provide the necessary levels of liquidity to operate the newly acquired operations.

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

    We have dedicated our information services staff to addressing various Year 2000 issues. In 1998 and 1999 we used these personnel as well as outside consultants to conduct assessments of our technology and recommend steps to attain Year 2000 readiness. These steps included establishing project milestones, testing and certifying all micro-controllers, and upgrading or replacing business system hardware, software and telephone equipment. Through April 3, 1999, we have expended approximately $60,000 in our Year 2000 readiness effort. We believe that our continuing efforts will achieve an acceptable level of Year 2000 readiness no later than October 31, 1999. Certain minor remedial efforts may extend into 2000, but we do not believe that these efforts will adversely affect our ability to conduct business in 2000. We believe that our additional Year 2000 expenditures will be approximately $330,000, with the more significant costs relating to upgrading embedded microprocessor technology. We do not believe that the total costs of Year 2000 readiness will be material to our financial position or results of operations.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Baord issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The company expects to adopt the new Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoptioin of this Statement will have a significant effect on its results of operations or financial position.

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

    (B) Reports on Form 8-K and Form 8-K/A

       1. Filed Form 8-K on February 18, 1999, announcing the selection of KPMG LLP to serve as the Company's independent accountants.

       2. Filed Form 8-K on April 29, 1999, announcing the acquisition of three manufacturing facilities from Worthington Custom Plastics, Inc. and a financing agreement with General Electric Capital Corporation.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 18, 1999             MORTON INDUSTRIAL GROUP, INC.

                                By:            /s/ THOMAS D. LAUERMAN
                                     -----------------------------------------
                                                 Thomas D. Lauerman
                                             VICE PRESIDENT OF FINANCE