Form 10-Q
period 1999-07-03
MORTON INDUSTRIAL GROUP INC
filed 1999-08-17
CIK 64247

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

          /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JULY 3, 1999

                                       OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            FOR THE TRANSITION PERIOD
                                  FROM ___ TO ___

                         COMMISSION FILE NUMBER 0-13198
                         ------------------------------

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

                                   -----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

                                                               OUTSTANDING AS OF
                                                                AUGUST 10, 1999
                                                               -----------------
Class A Common Stock, $.01 par value..........................       4,145,351
Class B Common Stock, $.01 par value..........................         200,000

                         PART 1 -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          MORTON INDUSTRIAL GROUP, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       For the Three and Six Months Ended July 3, 1999 and June 27, 1998
                  (Dollars In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                Three Months Ended           Six Months Ended
                                                       July 3, 1999     June 27, 1998   July 3, 1999   June 27, 1998
                                                        ----------       ----------      ----------     ----------
Net sales                                              $   60,071       $   39,752       $  99,430      $  70,424
Cost of sales                                              53,704           33,022          87,407         58,978
                                                        ----------       ----------      ----------     ----------
Gross profit                                                6,367            6,730          12,023         11,446
                                                        ----------       ----------      ----------     ----------
Operating expenses
    Selling expenses                                        1,671            1,209           2,996          1,976
    Administrative expenses                                 5,074            3,407           8,556          5,802
                                                        ----------       ----------      ----------     ----------
        Total operating expenses                            6,745            4,616          11,552          7,778
                                                        ----------       ----------      ----------     ----------
        Operating income (loss)                              (378)           2,114             471          3,668
                                                        ----------       ----------      ----------     ----------
Other income (expense
   Interest expense                                        (1,967)            (925)         (3,549)        (1,471)
   Miscellaneous                                              (14)              16              (7)            38
                                                        ----------       ----------      ----------     ----------
      Total other income (expense)                         (1,981)            (909)         (3,556)        (1,433)
                                                        ----------       ----------      ----------     ----------
      Income (loss) before income taxes and cumulative
      effect of accounting change                          (2,359)           1,205          (3,085)         2,235
Income taxes                                                    -              107             (46)           179
                                                        ----------       ----------      ----------     ----------
Income (loss) before cumulative effect of accounting
change                                                     (2,359)           1,098          (3,039)         2,056

Cumulative effect of accounting change                          -                -          (1,074)             -
                                                        ----------       ----------      ----------     ----------
Net income (loss)                                          (2,359)           1,098          (4,113)         2,056
Dividends and accretion of discount
   on preferred shares                                       (331)               -            (331)             -
                                                        ----------       ----------      ----------     ----------
Net income (loss) available to common shareholders     $   (2,690)      $    1,098       $  (4,444)     $   2,056
                                                        ----------       ----------      ----------     ----------
                                                        ----------       ----------      ----------     ----------
Earnings (loss) per common share
    Basic                                                  ($0.66)           $0.27          ($1.09)         $0.51
                                                        ----------       ----------      ----------     ----------
                                                        ----------       ----------      ----------     ----------
    Diluted                                                ($0.66)           $0.23          ($1.09)         $0.44
                                                        ----------       ----------      ----------     ----------
                                                        ----------       ----------      ----------     ----------
Weighted average number of common shares
    Basic                                                4,067,573        4,001,944      4,067,573      4,001,944
                                                        ----------       ----------      ----------     ----------
                                                        ----------       ----------      ----------     ----------
    Diluted                                              4,067,573        4,722,868      4,067,573      4,706,374
                                                        ----------       ----------      ----------     ----------
                                                        ----------       ----------      ----------     ----------


     These condensed consolidated financial statements should be read only in connection with the accompanying notes to condensed consolidated financial statements.

                          MORTON INDUSTRIAL GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       July 3, 1999 and December 31, 1998
                             (Dollars in Thousands)

                                                                               July 3
                                                                                1999                 December 31
                                                                             (Unaudited)                1998
                                                                           ----------------        ----------------
                                ASSETS
Current Assets
   Cash                                                                        $  2,272                 $  1,125
   Accounts, notes and other receivables, less allowance for
     doubtful accounts of $664 in 1999 and $314 in 1998                          34,465                   15,890
   Inventories                                                                   24,337                   14,483
   Prepaid expenses                                                               2,600                    1,263
   Refundable income taxes                                                        1,139                    1,040
   Deferred income taxes                                                          1,900                    1,900
                                                                           ----------------        ----------------
      Total current assets                                                       66,713                   35,701
                                                                           ----------------        ----------------

Deferred income taxes                                                             4,646                    4,646
                                                                           ----------------        ----------------
Property, plant and equipment, net of accumulated depreciation                   61,992                   45,644
                                                                           ----------------        ----------------
Other, primarily goodwill, at amortized cost                                     12,717                   13,132
                                                                           ----------------        ----------------
Tax escrow funds                                                                  1,639                    1,605
                                                                           ----------------        ----------------
                                                                               $147,707                 $100,728
                                                                           ----------------        ----------------
                                                                           ----------------        ----------------

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Notes payable to banks                                                      $ 24,242                 $ 11,700
   Current installments of long-term debt, obligations
        under capital leases and covenants payable                                9,671                    5,311
   Accounts payable                                                              25,471                   16,995
   Other accrued expenses                                                        12,464                    4,137
                                                                           ----------------        ----------------
            Total current liabilities                                            71,848                   38,143
                                                                           ----------------        ----------------

Long-term debt, obligations under capital leases
      and covenants payable, excluding current installments                      65,937                   53,281
                                                                           ----------------        ----------------

Other                                                                             2,917                    2,436
                                                                           ----------------        ----------------
            Total liabilities                                                   140,702                   93,860
                                                                           ----------------        ----------------
Redeemable preferred stock                                                        4,581                        -
                                                                           ----------------        ----------------
Stockholders' Equity
   Class A common stock                                                              39                       39
   Class B common stock                                                               2                        2
   Additional paid-in capital                                                    19,937                   19,937
   Retained earnings (deficit)                                                  (17,554)                 (13,110)
                                                                           ----------------        ----------------
            Total stockholders' equity                                            2,424                    6,868
                                                                           ----------------        ----------------
                                                                               $147,707                 $100,728
                                                                           ----------------        ----------------
                                                                           ----------------        ----------------

These condensed consolidated financial statements should be read only in connection with the accompanying notes to condensed consolidated financial statements.

                          MORTON INDUSTRIAL GROUP, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
          For the Six Months Ended July 3, 1999 and June 27, 1998
                             (Dollars In Thousands)
                                   (Unaudited)



                                                                                         1999                   1998
                                                                                    ----------------       -----------------
Net cash provided by (used in) operating activities                                 $        1,129         $        (5,113)
                                                                                    ----------------       ----------------

Cash flows from investing activities
    Capital expenditures                                                                    (2,252)                 (4,115)
    Increase in intangible assets                                                           (1,288)                   (587)
    Carroll George Inc. acquisition                                                              -                  (5,568)
    B&W Metal Fabricators, Inc. acquisition                                                                         (3,758)
    Mid-Central Plastics, Inc. acquisition                                                                         (20,310)
    SMP Steel Corporation acquisition                                                                               (2,160)
    Worthington Custom Plastics, Inc. acquisition, net of
         estimated adjustment due seller                                                   (30,287)                      -
    Cash received in merger with MLX Corp.                                                       -                  16,241
    Other                                                                                      (34)                    574
                                                                                    ----------------       ----------------
               Net cash provided by (used in) investing activities                         (33,861)                (19,683)
                                                                                    ----------------       ----------------

Cash flows from financing activities
    Net borrowings (repayments) under revolving credit facility                             12,542                  (2,154)
    Cash received on exercised options                                                           -                     358
    Proceeds from issuance of long-term debt                                                24,000                  55,000
    Principal payments on long-term debt                                                    (6,984)                (25,036)
    Proceeds from issuance of preferred stock                                                4,250                       -
    Other                                                                                       71                    (210)
                                                                                    ----------------       ----------------
               Net cash provided by (used in) financing activities                          33,879                  27,958
                                                                                    ----------------       ----------------

Net increase in cash                                                                         1,147                   3,162
Cash at beginning of period                                                                  1,125                     138
                                                                                    ----------------       ----------------
Cash at end of period                                                               $        2,272         $         3,300
                                                                                    ----------------       ----------------
                                                                                    ----------------       ----------------

Supplemental disclosure of cash flow information
    Cash paid during the period for:
         Interest                                                                   $        1,824         $         2,207
                                                                                    ----------------       ----------------
                                                                                    ----------------       ----------------

         Income taxes                                                               $            -         $           238
                                                                                    ----------------       ----------------
                                                                                    ----------------       ----------------

These condensed consolidated financial statements should be read only in connection with the accompanying notes to condensed consolidated financial statements.

                          MORTON INDUSTRIAL GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE AND SIX MONTHS ENDED JULY 3, 1999 AND JUNE 27, 1998
                                   (UNAUDITED)

(1) Nature of Business. The Company, operating through its subsidiaries, is a contract manufacturer and supplier of high-quality fabricated sheet metal and plastic components and subassemblies for construction, agricultural, and industrial equipment manufacturers located primarily in the Midwestern and Southeastern United States.

(2) Interim Financial Data. The Condensed Consolidated Financial Statements at July 3, 1999, and June 27, 1998, and for the three and the six months then ended are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods indicated, consisting of normal recurring accruals except for the non-recurring cumulative effect of accounting change discussed below. The Company's fiscal quarters end on a Saturday (nearest to a quarter end) except for the fourth quarter which ends on December 31. For the quarter ended July 3, 1999, there were 64 shipping days, compared to 59 shipping days in the quarter ended June 27, 1998. For the six months ended July 3, 1999, there were 129 shipping days, compared to 125 shipping days for the six months ended June 27, 1998. Results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year. The condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations of Morton Industrial Group, Inc. contained in the Company's Annual Report on Form 10-K for the year ending December 31, 1998.

(3) Acquisitions. On March 30, 1998, the Company acquired all of the outstanding shares of common stock of Carroll George Inc.

On April 8, 1998, the Company acquired all of the outstanding shares of common stock of B&W Metal Fabricators, Inc.

On May 29, 1998, the Company acquired all of the outstanding shares of common stock of Mid-Central Plastics, Inc.

On June 1, 1998 the Company acquired substantially all of the assets of SMP Steel Corporation.

On April 15, 1999 the company acquired four manufacturing facilities from Worthington Custom Plastics, Inc.

All of the above acquisitions have been described in more detail in previous SEC filings, including the Company's Annual Report on Form 10-K for the year ending December 31, 1998, Form 8-K filed on April 29, 1999 and Form 8-K/A filed on June 28, 1999.

The following unaudited proforma consolidated financial data for the six months ended July 3, 1999, has been prepared by consolidating the statements of income of the Company and the Non-Automotive Plastics Group of Worthington Custom Plastics, Inc. for the period from January 1 through April 14, 1999.


                                                                                   (dollars in thousands, except per share data)
         Proforma revenues                                                                      $130,700
         Proforma net (loss) available to common shareholders                                   $( 5,600)

         Proforma net (loss), per share, available to common shareholders -
              basic and diluted                                                                 $ (1.38)

         The above unaudited proforma consolidated financial data is based on management's current estimate of the allocations of the purchase price for the acquisition from Worthington Custom Plastics, Inc. The company filed the financial statements of the Non-Automotive Plastics Group of Worthington Custom Plastics, Inc., and additional proforma financial information, with the Securities and Exchange Commission on Form 8-K/A on June 28, 1999.

(4) The Company's inventory, in thousands of dollars, as of July 3, 1999, and December 31, 1998, is summarized as follows:


                                                                       July 3,      December 31,
                                                                        1999            1998
                                                                       ------       ------------
     Raw materials, purchased parts and manufactured components        $11,186       $ 7,161
     Work-in-process                                                     5,123         2,299
     Finished goods                                                      8,028         5,023
                                                                       -------      --------
        Total                                                          $24,337       $14,483
                                                                       -------      --------
                                                                       -------      --------


(5) Long-term debt and preferred stock. As indicated above, the Company acquired four manufacturing facilities from Worthington Custom Plastics, Inc. on April 15, 1999. Concurrently, the Company entered into a financing agreement with General Electric Capital Corporation (GECC). This agreement was filed as an exhibit to Form 8-K filed on April 29, 1999. The loan agreement allows for an up to $24.0 million 4-1/2 year revolving credit facility and an up to $26.0 million 4-1/2 year term loan facility, both at variable interest rates based on LIBOR or the prime rate, at the Company's option, plus variable margins. The Company also incurs a fee based upon a certain percentage of the unused revolving credit facility. The term loan facility amortizes quarterly throughout its term. The Company must also prepay certain amounts from the sale of assets, the issuance of new equity capital and from "excess cash flow", as defined.

     As part of the financing for the Worthington acquisition, the Company issued 10,000 shares of redeemable preferred stock. That preferred stock is redeemable in April, 2004 at $1,000 per share plus any accrued dividends. The 8% preferred stock was valued at $4,250,000 at the time of the acquisition from Worthington Custom Plastics, Inc. The discount is being accreted over a five year period using the effective yield method.

     On August 16, 1999, The Company and Harris Trust and Savings Bank, as Agent, entered into a Second Amendment to the Credit Agreement dated May 29, 1998. The purpose of the agreement was to adjust certain terms and conditions of the 1998 agreement. The maximum amount of borrowings available under the secured revolving credit facility was reduced to a maximum of $17,500,000 through September 29, 1999; $18,625,000 from September 30, 1999 through December 30, 1999; and $19,000,000 thereafter. The amount of availability is calculated using a borrowing base of qualified accounts receivable and inventory.

(6) In April 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities" which requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, with initial application reported as the cumulative effect of a change in accounting principle. Accordingly, adoption of the statement resulted in a cumulative effect charge of $1,074, net of state income tax benefits, in the first six months of 1999.

(7) Earnings Per Share. The following reflects the reconciliation of the numerators and denominators of the earnings per share and the earnings per share assuming dilution computations:


                                          Three Months Ended July 3, 1999                    Six Months Ended July 3, 1999
                                          -------------------------------                    -----------------------------
                                      (Loss)            Shares         Per Share        Income            Shares         Per Share
                                   (Numerator)       (Denominator)       Amount      (Numerator)        (Denominator)       Amount
                                   -----------       -------------     ---------     -----------        -------------    ---------
Basic income (loss)               $(2,690,000)         4,067,573       $ (.66)       $(4,444,000)        4,067,573       $ (1.09)
   available to common
   shareholders

Effect of dilutive securities,                             --                                               --
   stock options
                                                       ---------                                        ---------

Diluted income (loss)                                  4,067,573       $ (.66)                           4,067,573       $ (1.09)
     available to common                               ---------                                        ----------
     shareholders                                      ---------                                        ----------

                                         Three Months Ended June 27, 1998                    Six Months Ended June 27, 1998
                                         --------------------------------                    ------------------------
                                      Income            Shares         Per Share         Income          Shares        Per Share
                                    (Numerator)       (Denominator)      Amount        (Numerator)     (Denominator)    Amount
                                    -----------       -------------    ---------       -----------     -------------   ---------
Basic income (loss) per share     $ 1,098,000          4,001,944         $.27        $2,056,000          4,001,944       $.51

Effect of dilutive securities,                           720,924                                           704,430
   stock options
                                                       ---------                                         ---------

Diluted income (loss) per share                        4,722,868         $.23                            4,706,374       $.44
                                                       ---------                                         ---------
                                                       ---------                                         ---------

The first six months, 1999 net (loss) includes a cumulative effect of accounting change, net of state income tax benefit, of $(1,074). The following table reflects the six months impact on basic (loss) per share of the cumulative effect of accounting change:

         (Loss) before cumulative effect of accounting change                           $ (.83)
         Cumulative effect of accounting change                                           (.26)
                                                                                          -----
         Net (loss)                                                                     $(1.09)
                                                                                          -----
                                                                                          -----

(8) Segment Reporting. The Company has two reportable segments, contract metal fabrication and contract plastic fabrication. The contract metal fabrication segment provides full service fabrication of parts and sub-assemblies for the construction, agricultural and industrial equipment industry. The contract plastic fabrication segment provides full-service vacuum formed and injected-molded parts and sub-assemblies for the construction, agricultural and industrial equipment industry. Prior to March 30, 1998, the Company operated in only one reportable segment, contract metal fabrication. The following segment data is for the three and six months ended July 3, 1999 and June 27, 1998:

                                                                                          Contract         Contract         Total
                                                                                           Metal            Plastic
                                                                                        Fabrication       Fabrication
                                                                                        ------------      ------------    --------
                           Three Months Ended July 3, 1999
Revenues from external customers...................................................        $26,374           $33,697       $60,071
Segment operating income...........................................................            434              (812)         (378)

                            Six Months Ended July 3, 1999
Revenues from external customers...................................................        $53,306           $46,124       $99,430
Segment operating income...........................................................          1,527            (1,056)          471

                          Three Months Ended June 27, 1998
Revenues from external customers...................................................        $29,410           $10,342       $39,752
Segment operating income...........................................................          1,659               455         2,114

                           Six Months Ended June 27, 1998
Revenues from external customers...................................................        $60,082           $10,342       $70,424
Segment operating income...........................................................          3,213               455         3,668

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis describes changes in the Company's financial condition since December 31, 1998. The analysis of results of operations compares the three and six months ended July 3, 1999 and June 27, 1998.

RESULTS OF OPERATIONS

SECOND QUARTER, 1999 VERSUS SECOND QUARTER, 1998

     Revenues for the second quarter, 1999 were $60.1 million compared to $39.8 million for the second quarter of 1998, an increase of $20.3 million, or 51.1%. As described in note 4 of Part I, the Company made acquisitions during the second quarters of both 1998 and 1999 that have provided incremental revenue during the second quarter, 1999, of approximately $28.6 million. A revenue reduction of approximately $8.3 million from the facilities owned in the second quarter of both years is attributable primarily to a reduced demand for agricultural components that began late in 1998. It is anticipated that this reduced demand will continue into the year 2000. This reduced demand has caused customers to shut down certain manufacturing plants for extended periods during 1999, and it is anticipated that these shutdowns will continue into the second half of 1999.

     Sales to Deere & Company and Caterpillar Inc., were approximately 45% and 82% of the Company's revenues for the second quarters, 1999 and 1998, respectively.

     The Company's gross profits for the second quarter, 1999 decreased by approximately $ .4 million, a decrease of 5.3%, versus the same three months in 1998. The overall gross profit percentage declined from 16.9% for the second quarter of 1998 to 10.6% for the second quarter of 1999. The incremental gross profits from acquisitions were approximately $2.3 million, and provided a gross margin percentage of approximately 8.2%. This margin is expected to improve as cost savings from newly implemented plans are realized. These plans included staff level adjustments, changes in sick pay policies, changes in contributory health care coverage policies, and other reductions in selling and administrative expenses. For the locations existing in the second quarters of both year, a decline in gross profit of approximately $2.7 million resulted primarily from the reduced demand for agricultural components, some product mix changes and underutilized capacity. The Company has reduced manpower in response to the reduced demand.

     Selling and administrative expenses for the second quarter, 1999 amounted to $6.7 million, or 11.2% of net sales compared to $4.6 million, or 11.6% of net sales for the second quarter of 1998. The dollar increase is related primarily to the acquired entities.

     Interest expense for the second quarter, 1999 was $2.0 million, an increase of $1.0 million compared to the second quarter of 1998. This increase was due primarily to significantly higher average amounts of outstanding debt related to the 1998 and 1999 acquisitions.

     No state income tax benefit was provided on a pre-tax loss of $2.4 million. For the second quarter of 1998, income taxes of approximately $ .1 million were provided on pre-tax income of $1.2 million, for an effective tax rate of approximately 8%. The additional net operating loss carryforward created in the quarter has been offset by an increase in the existing valuation allowance.

FIRST SIX MONTHS 1999 VS. FIRST SIX MONTHS, 1998

Revenues for the first six months, 1999 were $99.4 million compared to $70.4 million for the first six months of 1998, an increase of $29.0 million, or 41.2%. As described in note 4 of Part I, the Company made acquisitions during 1998 and 1999 that have provided incremental revenue during the first six months, 1999, of approximately $41.2 million. A revenue reduction of approximately $12.2 million from the facilities owned in the first six months of both years is attributable primarily to a reduced demand for agricultural components that began late in 1998.

     Sales to Deere & Company and Caterpillar Inc., were approximately 59% and 87% of the Company's revenues for the first six months, 1999 and 1998, respectively.

     The Company's gross profits for the first six months, 1999 increased by approximately $ .6 million versus the same six months in 1998, an increase of 5.1%. The overall gross profit percentage declined from 16.2% for the first six months of 1999 to 12.1% for the first six months of 1999. The incremental gross profits from acquisitions were approximately $3.5 million. For the locations existing in the first six months of both years, a decline in gross profit of approximately $2.9 million resulted primarily from the reduced demand for agricultural components, some product mix changes and costs associated with underutilized capacity.

     Selling and administrative expenses for the first six months, 1999 amounted to $11.5 million, or 11.6% of net sales compared to $7.8 million, or 11.0% of net sales for the first six months of 1998. The increase in administrative expenses is attributable to costs associated with the acquired entities, and approximately $ .6 million of costs written-off during the first quarter, 1999, consisting of costs associated with a suspended high-yield financing and the discontinuance of negotiations for a proposed acquisition.

     Interest expense for the first six months, 1999 was $3.5 million, an increase of $2.1 million compared to the first six months of 1998. This increase was due primarily to significantly higher average amounts of outstanding debt related to the 1998 and 1999 acquisitions.

     The Company incurred a charge of $1,074, net of a state income tax benefit, for the cumulative effect of adopting AICPA Statement of Position 98-5 related to start-up activities and organization costs.

     A state income tax benefit of approximately $46 was provided on a pre-tax loss of $3.1 million for the first six months of 1999. For the first six months of 1998, income taxes of approximately $179 were provided on pre-tax income of $2.2 million, for an effective tax rate of approximately 8%. The additional net operating loss carryforward created in the first six months has been offset by an increase in the existing valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated working capital at July 3, 1999 was $(5.1) million compared to $(2.4) million at December 31, 1998, the Company's preceding fiscal year end. This represents a decrease in working capital of approximately $2.7 million. This change was due primarily to the net loss for the first six months, attributable primarily to decreased sales in the agricultural markets, and cash required for capital expenditures.

     The Company has two separate credit facilities. The first facility is with Harris Trust and Savings Bank (Harris), and serves the company's operations other than the operations recently acquired from Worthington Custom Plastics, Inc. (Worthington). The second facility, with General Electric Capital Corporation (GECC), serves the operations acquired from Worthington. These facilities are separate and provide financing for the named operations.

     On May 28, 1998, the Company entered into a credit agreement with Harris, as Agent. The credit agreement is a $90 million facility with the following components: (i) a $35 million secured revolving credit facility with a $10 million sub limit for letters of credit; (ii) a $25 million secured term loan that matures 5 years from the date of the credit agreement closing; and (iii) a $30 million secured term loan that matures 7 years from the date of the credit agreement closing. Both term loans are fully amortized over their respective terms with quarterly payments. The interest rates on the loans, at the Company's option, are (i) Harris Rate (which is the greater of the prime rate or the Federal Funds Rate plus .5%) or (ii) the reserve adjusted LIBOR margin, fixed for 30, 60, 90 or 180 day period, plus an interest rate margin that is determined by the Company's cash flow leverage ratio. The proceeds under the facility have been used to refinance the then existing indebtedness, to finance the acquisitions, and general corporate purposes. As of July 3, 1999, the Company had additional availability of approximately $1.5 million under this revolving credit facility.

     On March 26, 1999, the Company and Harris Trust and Savings Bank, as Agent, entered into a First Amendment to the Credit Agreement dated May 29, 1998. The purpose of the amendment was to adjust certain terms and conditions of the 1998 agreement, effective January 1, 1999, including a reduction in the secured revolving credit facility from $35,000,000 to a maximum of $21,000,000.

     On April 15, 1999, the Company retired $4.25 million of the Harris Trust and Savings Bank term debt in connection with the financing of the Worthington facilities acquisition.

     At July 3, 1999, in connection with the Harris financing, the Company had two fixed interest rate swap agreements with a commercial bank (the "counter party"). The first agreement has a notional principal amount of $11.0 million and a termination date of May 31, 2003. The second agreement has a notional principal amount of $14.8 million and a termination date of June 30, 2003. The notional principal amount declines over the term of both agreements based upon a defined amortization schedule. The counter party has the unilateral right to cancel both agreements as of June 30, 2001.

     As described in Part I, Note (5) above, on August 16, 1999, the Company and Harris Trust and Savings Bank entered into a Second Amendment to the Credit Agreement dated May 29, 1998. As of the amendment date, $17,500,000 was available under the secured revolving credit facility. The Company's actual borrowings at that date were $16,000,000.

     The separate financing arrangements for the operations of the four manufacturing facilities acquired from Worthington Custom Plastics, Inc. are described above in Part I, Note (5) above.

     As of July 3, 1999, the Company had additional availability of $12.3 million, for the acquired operations, under the GECC credit facility. It is anticipated that the agreement with GECC will provide the necessary long-term and revolving financing, and along with cash flows from operations, will provide the necessary levels of liquidity to operate the newly acquired operations.

     The Company incurred $2.2 million of capital expenditures during the first six months, 1999, primarily for purchases of manufacturing equipment.

     The Company currently anticipates making approximately $3.0 million of capital expenditures during the remaining half of calendar year 1999. These expenditures will be funded from the cash flow provided by operations and funds available under the Company's line-of-credit facilities. Planned expenditures include the purchase of fabrication equipment, including presses, pressbrakes and other new equipment. The Company expects to re-evaluate its capital expenditure budget from time-to-time to respond to changes in sales levels, and the needs of its operating subsidiaries.

     As previously indicated, the Company's sources of funds for the businesses it acquired from Worthington Custom Plastics, Inc. will be the cash flows from operations and the GECC line of credit discussed above.

     As discussed above, customer plant shutdowns have reduced the Company's sales of agricultural equipment components, which has resulted in reduced cash receipts by the Company's other businesses. The Company is monitoring its liquidity for those businesses and believes that it will have adequate liquidity. Sources of funds to meet its near term liquidity requirements for those businesses will be the cash flows from operations, the Harris line of credit, and management of working capital to reflect current levels of operations. In addition, the Company has reduced its liquidity requirements through reductions in its work force and by obtaining extended payment terms from vendors.

     The Company has initiated a plan to consolidate its capital structure to better reflect its current business organization, and expects to engage an investment banker for assistance in implementing the plan. Actions may include the issuance of subordinated debt, the issuance of preferred stock, and the consolidation of the Company's two senior credit facilities.

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

We have dedicated our Information Services staff to addressing various Year 2000 issues. In 1998 and 1999 we used these personnel as well as outside consultants to conduct assessments of our technology and recommend steps to attain Year 2000 readiness. These steps include establishing project milestones, testing and certifying all micro-controllers, and upgrading or replacing business system hardware, software and telephone equipment. Through June 30, 1999, we have expended approximately $200,000 in the Year 2000 readiness effort. Our core business unit systems, which include order entry, inventory management, purchasing, payroll, invoicing, accounts payable, accounts receivable and general ledger have been upgraded, tested and verified to be Year 2000 ready. We believe that our continuing efforts will achieve an acceptable level of Year 2000 readiness no later than October 31, 1999 for the remaining systems and embedded technologies not critical to the business. Certain minor remedial efforts may extend into 2000, but we do not believe that these efforts will adversely affect our ability to conduct business in 2000. We believe that our additional Year 2000 expenditures will be approximately $130,000, with the more significant costs relating to upgrading embedded microprocessor technology. We do not believe that the total costs of Year 2000 readiness will be material to the Company's financial position or results of operations.

We are surveying our customers' and suppliers' Year 2000 readiness. Based on responses received to date, there is no indication that our major customers and suppliers will not be Year 2000 ready by the end of 1999. Our major customers are large international corporations, and we are aware of their aggressive efforts to become Year 2000 ready. We may choose from a broad range of suppliers of our basic raw materials and we believe that if one supplier proves not to be Year 2000 ready, there will be others who are. If, however, these major customers and suppliers do not become Year 2000 ready, or if other third parties such as public utilities or financial institutions that serve us fail to achieve readiness, we could experience material and adverse financial results.

Since we believe that we will be Year 2000 ready, and that our major customers and suppliers will also be Year 2000 ready, we have not developed contingency plans. If our beliefs prove incorrect or it otherwise becomes evident that contingency plans are advisable, we will develop the appropriate plans.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June, 1998, the Financial Accounting Standards Board issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position. In June, 1999, the Financial Accounting Standards Board issued Statement No. 137 amending the effective date of Statement No. 133 to January 1, 2001.

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

ITEM 3.  QUANTITATIVE AND QUALITITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used for maintaining liquidity, funding capital expenditures, and expanding our operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower overall borrowing costs. To achieve its objectives, the Company has entered into two separate financing agreements, as described more fully in Item II above, for term loans and revolving credit facilities. Interest is based on either LIBOR or the lendors' prime rates plus an applicable margin, which will vary depending on certain financial ratios achieved by the Company. The Company has also entered into two interest rate swap agreements, as required by its Harris financing arrangements, to limit the effect of increases in the interest rates on half of its floating rate term debt. Under the swap agreements, which expire May 31, 2003 to June 30, 2003, the LIBOR interest rate component of the interest rate is limited to 5.875% on half of the Company's $47.2 million term loans.

     The Company does not enter into interest rate transactions for speculative purposes.



                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     On April 15, 1999, the Company issued 10,000 unregistered shares of non-par value Series 1999A preferred stock. This preferred stock was issued as a part of the consideration for the manufacturing facilities acquired from Worthington Custom Plastics, Inc. and was valued at $4,250.

     The dividend rate of the Series 1999A preferred stock is 8%, cumulative, payable either in cash or additional shares of the same series.

     The preferred stock shall be redeemed five years from the date of issuance at $1,000 per share. The related discount is being accreted over a five year period using the effective yield method.

     The shares of preferred stock were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Morton Industrial Group, Inc., held its Annual Meeting on June 8, 1999 to:

          1. Elect five directors to serve for one year terms until the Annual Meeting of Shareholders in 2000.

          2. To approve an amendment to the Company's Articles of Incorporation to fix the maximum number of votes per share of the Company's Class B common stock at ten.

          3. Consider and act upon a proposal to ratify the selection of KPMG, LLP as independent auditors of the Company for 1999.

     The results of the shareholders' votes on each of these matters appear in the following tables.


Election of Directors:
----------------------                      For               Against           Abstained        Total
                                            ---               -------           ---------        -----

William D. Morton                          3,436,748              957             ------        3,437,705
Fred W. Broling                            3,436,748              957             ------        3,437,705
Alfred R. Glancy III                       3,436,728              977             ------        3,437,705
Mark W. Mealy                              3,436,744              961             ------        3,437,705
Willem de Vogel                            3,436,563            1,142             ------        3,437,705

                                        12

Approval of an Amendment to the Company's Articles of Incorporation:
--------------------------------------------------------------------

                                            For               Against            Abstained        Total
                                            ---               -------            ---------        -----
                                          3,305,124            130,105              2,476        3,437,705


Ratification of Selection of Independent Auditor:
-------------------------------------------------

                                            For               Against            Abstained        Total
                                            ---               -------            ---------        -----

KMPG LLP                                  3,429,931           1,483              6,291           3,437,705

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K



(A) EXHIBITS


     2. None.
     3. None.
    10. None.
    11. The computation can be determined from this report. 15. None.
    18. None.
    19. None.
    22. None.
    23. None.
    24. None.
    27. Financial data schedule.

(B) Reports on Form 8-K and Form 8-K/A

     1. Filed Form 8-K on April 29, 1999, announcing the acquisition of four manufacturing facilities from Worthington Custom Plastics, Inc. and a financing agreement with General Electric Capital Corporation.


     2. Filed Form 8-K/A on June, 28 1999 containing the financial statements of the Non-Automotive Group of Worthington Custom Plastics, Inc. and Unaudited Proforma Condensed Consolidated Financial Statements.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 17, 1999          MORTON INDUSTRIAL GROUP, INC.
                                By:  /s/ Thomas D. Lauerman
                                         -------------------------
                                         Thomas D. Lauerman
                                         VICE PRESIDENT OF FINANCE