Form 10-Q
period 1999-10-02
MORTON INDUSTRIAL GROUP INC
filed 1999-11-16
CIK 64247

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 2, 1999
OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD
FROM                TO

COMMISSION FILE NUMBER 0-13198

MORTON INDUSTRIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of Incorporation or organization)	38-0811650 (IRS Employer Identification No.)

1021 W. Birchwood, Morton, Illinois 61550
(Address of principal executive offices)
(309) 266-7176
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

Outstanding as of November 9, 1999
Class A Common Stock, $.01 par value	4,284,745
Class B Common Stock, $.01 par value	200,000

PART 1—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MORTON INDUSTRIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended October 2, 1999 and October 3, 1998
(Dollars In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 1999	October 3, 1998	October 2, 1999	October 3, 1998
Net sales	$60,123	$40,989	$159,553	$111,413
Cost of sales	52,853	35,069	140,260	94,047

Gross profit	7,270	5,920	19,293	17,366

Operating expenses
Selling expenses	1,598	1,158	4,594	3,134
Administrative expenses	4,336	2,280	12,892	8,082

Total operating expenses	5,934	3,438	17,486	11,216

Operating income (loss)	1,336	2,482	1,807	6,150

Other
Interest expense	(2,269)	(1,610)	(5,818)	(3,081)
Miscellaneous	(15)	132	(22)	170

Total other	(2,284)	(1,478)	(5,840)	(2,911)

Income (loss) before income taxes and cumulative effect of accounting change	(948)	1,004	(4,033)	3,239
Income taxes	—	63	(46)	242

Income (loss) before cumulative effect of accounting change	(948)	941	(3,987)	2,997
Cumulative effect of accounting change	—	—	(1,074)

Net income (loss)	(948)	941	(5,061)	2,997
Dividends and accretion of discount on preferred shares	(399)	—	(730)	—

Net income (loss) available to common shareholders	$(1,347)	$941	$(5,791)	$2,997

Earnings (loss) per common share
Basic	$(0.31)	$0.23	$(1.32)	$0.75

Diluted	$(0.31)	$0.21	$(1.32)	$0.64

Weighted average number of common shares
Basic	4,391,351	4,023,168	4,374,714	4,009,480

Diluted	4,391,351	4,535,014	4,374,714	4,664,363

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
October 2, 1999 and December 31, 1998
(Dollars In Thousands)

	October 2 1999	December 31 1998
	(Unaudited)
ASSETS
Current Assets
Cash	$677	$1,125
Accounts, notes and other receivables, less allowance for doubtful accounts of $503 in 1999 and $314 in 1998	34,425	15,890
Inventories	23,819	14,483
Prepaid expenses	2,050	1,263
Refundable income taxes	454	1,040
Deferred income taxes	1,900	1,900

Total current assets	63,325	35,701

Deferred income taxes	4,646	4,646

Property, plant and equipment, net of accumulated depreciation	61,223	45,644

Other, primarily goodwill, at amortized cost	12,438	13,132

Tax escrow funds	1,639	1,605

	$143,271	$100,728

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes payable to banks	$23,342	$11,700
Current installments of long-term debt, obligations under capital leases and covenants payable	9,913	5,311
Accounts payable	23,768	16,995
Other accrued expenses	11,034	4,137

Total current liabilities	68,057	38,143

Long-term debt, obligations under capital leases and covenants payable, excluding current installments	66,244	53,281

Other	2,868	2,436

Total liabilities	137,169	93,860

Redeemable preferred stock	4,980	—

Stockholders' Equity
Class A common stock	43	39
Class B common stock	2	2
Additional paid-in capital	19,978	19,937
Retained earnings (deficit)	(18,901)	(13,110)

Total stockholders' equity	1,122	6,868

	$143,271	$100,728

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
For the Nine Months Ended October 2, 1999 and October 3, 1998
(Dollars In Thousands)
(Unaudited)

	1999	1998
Net cash provided by (used in) operating activities	$1,666	$(4,975)

Cash flows from investing activities
Capital expenditures	(4,009)	(6,585)
Increase in intangible assets	(1,308)	(1,167)
Carroll George Inc. acquisition	—	(5,568)
B&W Metal Fabricators, Inc. acquisition	—	(3,758)
Mid-Central Plastics, Inc. acquisition	—	(20,310)
SMP Steel Corporation acquisition	—	(2,160)
Worthington Custom Plastics, Inc. acquisition, net of estimated adjustment due seller	(30,287)	—
Cash received in merger with MLX Corp.	—	16,241
Other	(34)	585

Net cash (used in) investing activities	(35,638)	(22,722)

Cash flows from financing activities
Net borrowings (repayments) under revolving credit facility	11,642	(940)
Cash received on exercised options	45	368
Proceeds from issuance of long-term debt	26,000	55,000
Principal payments on long-term debt	(8,435)	(25,883)
Proceeds from issuance of preferred stock	4,250	—
Other	22	(209)

Net cash provided by financing activities	33,524	28,336

Net increase (decrease) in cash	(448)	639
Cash at beginning of period	1,125	138

Cash at end of period	$677	$777

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$5,475	$4,203

Income taxes	$—	$238

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended October 2, 1999 and October 3, 1998

(Unaudited)

    (1)  Nature of Business.  The Company, operating through its subsidiaries, is a contract manufacturer and supplier of high-quality fabricated sheet metal and plastic components and subassemblies for construction, agricultural, and industrial equipment manufacturers located primarily in the Midwestern and Southeastern United States.

    (2)  Interim Financial Data.  The Condensed Consolidated Financial Statements at October 2, 1999, and October 3, 1998, and for the three and the nine months then ended are unaudited and reflect all adjustments, consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods indicated. The Company's fiscal quarters end on a Saturday (nearest to a quarter end) except for the fourth quarter which ends on December 31. For both the quarters ended October 2, 1999, and October 3, 1998, there were 63 shipping days. For the nine months ended October 2, 1999, there were 192 shipping days, compared to 188 shipping days for the nine months ended October 3, 1998. Results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year. The condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations of Morton Industrial Group, Inc. contained in the Company's Annual Report on Form 10-K for the year ending December 31, 1998.

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

    The following unaudited proforma consolidated financial data for the nine months ended October 2, 1999, has been prepared by consolidating the statements of income of the Company and the Non-Automotive Plastics Group of Worthington Custom Plastics, Inc. for the period from January 1 through April 14, 1999.

(dollars in thousands, except per share data)
Proforma revenues	$190,800
Proforma net available to common shareholders	$(7,000)
Proforma net loss, per share, available to common shareholders—basic and diluted	$(1.59)

    The above unaudited proforma consolidated financial data is based on management's estimate of the allocations of the purchase price for the acquisition from Worthington Custom Plastics, Inc. The company filed the financial statements of the Non-Automotive Plastics Group of Worthington Custom Plastics, Inc., and additional proforma financial information, with the Securities and Exchange Commission on Form 8-K/A on June 28, 1999.

    (4)  The Company's inventory, in thousands of dollars, as of October 2, 1999, and December 31, 1998, is summarized as follows:

	October 2, 1999	December 31, 1998
Raw materials, purchased parts and manufactured components	$11,466	$7,161
Work-in-process	4,748	2,299
Finished goods	7,605	5,023

Total	$23,819	$14,483

    (5)  In April 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities" which requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, with initial application reported as the cumulative effect of a change in accounting principle. Accordingly, adoption of the statement resulted in a cumulative effect charge of $1,074, net of state income tax benefits, in the first nine months of 1999.

    (6)  Earnings Per Share.  The following reflects the reconciliation of the numerators and denominators of the earnings per share and the earnings per share assuming dilution computations:

	Three Months Ended October 2, 1999			Nine Months Ended October 2, 1999
	(Loss) (Numerator)	Shares (Denominator)	Per Share Amount	(Loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic income (loss)	$(1,347,000)	4,391,351	$(.31)	$(5,791,000)	4,374,714	$(1.32)
available to common shareholders
Effect of dilutive securities, stock options		—			—

Diluted income (loss) available to common shareholders		4,391,351	$(.31)		4,374,714	$(1.32)

	Three Months Ended October 3, 1998			Nine Months Ended October 3, 1998
	(Income) (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic income (loss) per share	$941,000	4,023,168	$.23	$2,997,000	4,009,480	$.75
Effect of dilutive securities, stock options		511,846			654,883

Diluted income (loss) per share		4,535,014	$.21		4,664,363	$.64

    The first nine months, 1999 net (loss) includes a cumulative effect of accounting change, net of state income tax benefit, of $(1,074). The following table reflects the nine months impact on basic (loss) per share of the cumulative effect of accounting change:

(Loss) before cumulative effect of accounting change	$(1.08)
Cumulative effect of accounting change	(.24)

Net (loss)	$(1.32)

    (7)  Segment Reporting. The Company has two reportable segments, contract metal fabrication and contract plastic fabrication. The contract metal fabrication segment provides full service fabrication of parts and sub-assemblies for the construction, agricultural and industrial equipment industry. The contract plastic fabrication segment provides full-service vacuum formed and injected-molded parts and sub-assemblies for the construction, agricultural and industrial equipment industry. Prior to March 30, 1998, the Company operated in only one reportable segment, contract metal fabrication. The following segment data is for the three and nine months ended October 2, 1999 and October 3, 1998:

	Contract Metal Fabrication	Contract Plastic Fabrication	Total
Three Months Ended October 2, 1999
Revenues from external customers	$25,324	$34,799	$60,123
Segment operating income	1,054	302	1,336
Nine Months Ended October 2, 1999
Revenues from external customers	$78,630	$80,923	$159,553
Segment operating income	2,561	(754)	1,807
Three Months Ended October 3, 1998
Revenues from external customers	$28,342	$12,647	$40,989
Segment operating income	$1,746	$736	$2,482
Nine Months Ended October 3, 1998
Revenues from external customers	$88,424	$22,989	$111,413
Segment operating income	4,959	1,191	6,150

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis describes changes in the Company's financial condition since December 31, 1998. The analysis of results of operations compares the three and nine months ended October 2, 1999 and October 3, 1998.

RESULTS OF OPERATIONS

THIRD QUARTER, 1999 VERSUS THIRD QUARTER, 1998

    Revenues for the third quarter, 1999 were $60.1 million compared to $41.0 million for the third quarter of 1998, an increase of $19.1 million, or 47.3%. As described in note 3 of Part I, the Company made an acquisition during the second quarter of 1999 that have provided incremental revenue during the third quarter, 1999, of approximately $25.4 million. A revenue reduction of approximately $6.3 million from the facilities owned in the third quarter of both years is attributable primarily to a reduced demand for agricultural components that began late in 1998. It is anticipated that this reduced demand will continue into the year 2000. This reduced demand has caused customers to shut down certain manufacturing plants for extended periods during 1999, and it is anticipated that further shutdowns will occur from time-to-time in 2000.

    Sales to Deere & Company and Caterpillar Inc., were approximately 40% and 78% of the Company's revenues for the third quarters, 1999 and 1998, respectively.

    The Company's gross profits for the third quarter, 1999 increased by approximately $1.4 million, an increase of 22.8%, versus the same three months in 1998. The overall gross profit percentage declined from 14.4% for the third quarter of 1998 to 12.1% for the third quarter of 1999. The incremental gross profits from acquisitions were approximately $2.8 million, and provided a gross margin percentage of approximately 11.1%. This margin is expected to improve as cost savings from newly implemented plans are realized. These plans included staff level adjustments, changes in sick pay policies, changes in contributory health care coverage policies, and other reductions in selling and administrative expenses. For the locations existing in the third quarters of both years, a decline in gross profit of approximately $1.4 million resulted primarily from the reduced demand for agricultural components, some product mix changes and underutilized capacity. The Company has reduced manpower in response to the reduced demand.

    Selling and administrative expenses for the third quarter, 1999 amounted to $5.9 million, or 9.9% of net sales compared to $3.4 million, or 8.4% of net sales for the third quarter of 1998. The dollar increase is related primarily to the facilities acquired during the second quarter.

    Interest expense for the third quarter, 1999 was $2.3 million, an increase of $0.7 million compared to the third quarter of 1998. This increase was due primarily to significantly higher average amounts of outstanding debt related to the 1998 and 1999 acquisitions.

    No income tax benefit was provided on a pre-tax loss of $0.9 million. For the third quarter of 1998, income taxes of approximately $0.06 million were provided on pre-tax income of $1.0 million, for an effective tax rate of approximately 6%. The additional net operating loss carryforward created in the quarter has been offset by an increase in the valuation allowance.

FIRST NINE MONTHS 1999 VS. FIRST NINE MONTHS, 1998

    Revenues for the first nine months, 1999 were $159.6 million compared to $111.4 million for the first nine months of 1998, an increase of $48.2 million, or 43.3%. As described in note 3 of Part I, the Company made acquisitions during 1998 and 1999 that have provided incremental revenue during the first nine months, 1999, of approximately $66.6 million. A revenue reduction of approximately $18.5 million from the facilities owned in the first nine months of both years is attributable primarily to a reduced demand for agricultural components that began late in 1998.

    Sales to Deere & Company and Caterpillar Inc., were approximately 52% and 84% of the Company's revenues for the first nine months, 1999 and 1998, respectively.

    The Company's gross profits for the first nine months, 1999 increased by approximately $1.9 million versus the same nine months in 1998, an increase of 11.1%. The overall gross profit percentage declined from 15.6% for the first nine months of 1998 to 12.1% for the first nine months of 1999. The incremental gross profits from acquisitions were approximately $6.3 million. For the locations existing in the first nine months of both years, a decline in gross profit of approximately $4.3 million resulted primarily from the reduced demand for agricultural components, some product mix changes and costs associated with underutilized capacity.

    Selling and administrative expenses for the first nine months, 1999 amounted to $17.5 million, or 11.0% of net sales compared to $11.2 million, or 10.1% of net sales for the first nine months of 1998.The increase in administrative expenses is attributable to costs associated with the acquired entities, and approximately $.6 million of costs written-off during the first quarter, 1999, consisting of costs associated with a suspended high-yield financing and the discontinuance of negotiations for a proposed acquisition.

    Interest expense for the first nine months, 1999 was $5.8 million, an increase of $2.7 million compared to the first nine months of 1998. This increase was due primarily to significantly higher average amounts of outstanding debt related to the 1998 and 1999 acquisitions.

    A state income tax benefit of approximately $0.05 million was provided on a pre-tax loss of $4.0 million for the first nine months of 1999. For the first nine months of 1998, income taxes of approximately $0.2 million were provided on pre-tax income of $3.2 million, for an effective tax rate of approximately 7.5%. The additional net operating loss carryforward created in the first nine months has been offset by an increase in the valuation allowance.

    The Company incurred a charge of $1,074 in the first quarter, 1999, net of a state income tax benefit, for the cumulative effect of adopting AICPA Statement of Position 98-5 related to start-up activities and organization costs.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's consolidated working capital at October 2, 1999 was $(4.7) million compared to $(2.4) million at December 31, 1998, the Company's preceding fiscal year end. This represents a decrease in working capital of approximately $2.3 million. This change was due primarily to the net loss for the first nine months, attributable primarily to decreased sales in the agricultural markets and cash required for capital expenditures.

    The Company has two separate credit facilities. The first facility is with Harris Trust and Savings Bank (Harris), and serves the company's operations other than the operations recently acquired from Worthington Custom Plastics, Inc. (Worthington). The second facility, with General Electric Capital Corporation (GECC), serves the operations acquired from Worthington during the second quarter, 1999. These facilities are separate and provide financing for the named operations.

    On May 28, 1998, the Company entered into a credit agreement with Harris, as Agent. The credit agreement is a $90 million facility with the following components: (i) a $35 million secured revolving credit facility with a $10 million sub limit for letters of credit; (ii) a $25 million secured term loan that matures 5 years from the date of the credit agreement closing; and (iii) a $30 million secured term loan that matures 7 years from the date of the credit agreement closing. Both term loans are fully amortized over their respective terms with quarterly payments. The interest rates on the loans, effective November 1, 1999, vary from 1% to 3% above the lender's prime rate. The proceeds under the facility have been used to refinance the then existing indebtedness, to finance the acquisitions, and general corporate purposes.

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

    On August 16, 1999, the Company and Harris Trust and Savings Bank, as Agent, entered into a Second Amendment to the Credit Agreement dated May 29, 1998. The purpose of the agreement was to adjust certain terms and conditions of the 1998 agreement. The maximum amount of borrowings available under the secured revolving credit facility was reduced to a maximum of $17,500,000 through September 29, 1999; $18,625,000 from September 30, 1999 through December 30, 1999; and $19,000,000 thereafter. The amount of availability is calculated using a borrowing base of qualified accounts receivable and inventory. As of October 2, 1999, the Company had additional availability of approximately $2.4 million under this revolving credit facility.

    At October 2, 1999, in connection with the Harris financing, the Company had two fixed interest rate swap agreements with a commercial bank (the "counter party"). The first agreement has a notional principal amount of $10.5 million and a termination date of May 31, 2003. The second agreement has a notional principal amount of $14.7 million and a termination date of June 30, 2003. The notional principal amount declines over the term of both agreements based upon a defined amortization schedule. The counter party has the unilateral right to cancel both agreements as of June 30, 2001.

    The separate financing arrangements for the operations of the four manufacturing facilities acquired from Worthington Custom Plastics, Inc. are described below.

    On April 15, 1999, the Company entered into a financing agreement with General Electric Capital Corporation (GECC). The loan agreement allows for an up to $24.0 million 4 1/2 year revolving credit facility and an up to $26.0 million 4 1/2 year term loan facility, both at variable interest rates based on LIBOR or the prime rate, at the Company's option, plus variable margins. The Company also incurs a fee based upon a certain percentage of the unused revolving credit facility. The term loan facility amortizes quarterly throughout its term. The Company must also prepay certain amounts from the sale of assets, the issuance of new equity capital and from "excess cash flow", as defined in the agreement.

    As of October 2, 1999, the Company had additional availability of $11.8 million, under the GECC credit facility. It is anticipated that the agreement with GECC will provide the necessary long-term and revolving financing, and along with cash flows from operations, will provide the necessary levels of liquidity for the operations acquired from Worthington Custom Plastics, Inc.

    As part of the financing for the Worthington acquisition, the Company issued 10,000 shares of redeemable preferred stock. That preferred stock is redeemable in April, 2004 at $1,000 per share plus any accrued dividends. The 8% preferred stock was valued at $4,250 at the time of the acquisition from Worthington Custom Plastics, Inc. The discount is being accreted over a five year period using the effective yield method.

    The Company incurred $4.0 million of capital expenditures during the first nine months, 1999, primarily for purchases of manufacturing equipment. The Company currently anticipates making approximately $1.0 million of capital expenditures during the remaining quarter of calendar year 1999. These expenditures will be funded from the cash flow provided by operations and funds available under the Company's line-of-credit facilities. Planned expenditures include the purchase of fabrication equipment, including presses, pressbrakes and other new equipment. The Company expects to re-evaluate its capital expenditure budget from time-to-time to respond to changes in sales levels, and the needs of its operating subsidiaries.

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

    The Company has initiated a plan to consolidate its capital structure to better reflect its current business organization, and has engaged an investment banker for assistance in implementing the plan. Actions may include the issuance of subordinated debt, the issuance of preferred stock, and the consolidation of the Company's two senior credit facilities.

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

    We have dedicated our Information Services staff to addressing various Year 2000 issues. In 1998 and 1999 we used these personnel as well as outside consultants to conduct assessments of our technology and recommend steps to attain Year 2000 readiness. These steps include establishing project milestones, testing and certifying all micro-controllers, and upgrading or replacing business system hardware, software and telephone equipment. For the companies owned or acquired in 1998, we have expended approximately $240,000 in the Year 2000 readiness effort through October 2, 1999. Our core business unit systems, which include order entry, inventory management, purchasing, payroll, invoicing, accounts payable, accounts receivable and general ledger have been upgraded, tested and verified to be Year 2000 ready. We believe that our continuing efforts will achieve an acceptable level of Year 2000 readiness no later than December 31, 1999 for the remaining systems and embedded technologies not critical to the business.

    For companies acquired in 1999, our Year 2000 readiness is substantially complete. We have expended approximately $200,000 in our similar readiness effort for these companies, and we anticipate another $35,000 of expenditures.

    Certain minor remedial efforts may extend into 2000, but we do not believe that these efforts will adversely affect our ability to conduct business in 2000.

    We believe that our total Year 2000 readiness expenditures will have approximated $475,000, with the more significant costs relating to upgrading embedded microprocessor technology. We do not believe that the total costs of Year 2000 readiness are material to the Company's financial position or results of operations.

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

    Since we believe that we are now substantially Year 2000 ready, and that our major customers and suppliers will also be Year 2000 ready, we have not developed contingency plans. If our beliefs prove incorrect or it otherwise becomes evident that contingency plans are advisable, we will develop the appropriate plans.

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

ITEM 3. QUANTITATIVE AND QUALITITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used for maintaining liquidity, funding capital expenditures, and expanding our operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower overall borrowing costs. To achieve its objectives, the Company has entered into two separate financing agreements, as described more fully in Item II above, for term loans and revolving credit facilities. Interest, effective November 1, 1999, is based on the lendors' prime rates plus an applicable margin, which will vary from 1% to 3%. The Company has also entered into two interest rate swap agreements, as required by its Harris financing arrangements, to limit the effect of increases in the interest rates on half of its floating rate term debt. Under the swap agreements, which expire May 31, 2003 to June 30, 2003, a LIBOR-equivalent interest rate component of the interest rate is limited to 5.875% on half of the Company's $46.2 million term loans.

    The Company does not enter into interest rate transactions for speculative purposes.

PART II—OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (A)
  EXHIBITS

  2.
  None.

  3.
  None.

  10.
  None.

  11.
  The computation can be determined from this report.

  15.
  None.

  18.
  None.

  19.
  None.

  22.
  None.

  23.
  None.

  24.
  None.

  27.
  Financial data schedule.

  (B)
  Reports on Form 8-K.

    None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 16, 1999	MORTON INDUSTRIAL GROUP, INC.
	By:	/s/ THOMAS D. LAUERMAN Thomas D. Lauerman Vice President of Finance

QuickLinks

PART 1—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITITATIVE DISCLOSURE ABOUT MARKET RISK
PART II—OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES