Form 10-K405
period 1999-12-31
MORTON INDUSTRIAL GROUP INC
filed 2000-03-30
CIK 64247

 QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

COMMISSION FILE NUMBER 0-13198

MORTON INDUSTRIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of Incorporation or organization)	38-0811650 (I.R.S. Employer Identification No.)

1021 W. Birchwood, Morton, Illinois 61550
(Address of principal executive offices)

(309) 266-7176
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:
 Class A Common Stock, par value $.01 per share
(Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   /x/

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   /x/

    As of March 10, 2000, the aggregate market value of the Class A Common Stock held by non-affiliates was approximately $7,547,000 and there were 4,304,745 shares of Class A Common Stock and 200,000 shares of Class B Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held in June, 2000 are incorporated by reference into Part III hereof.

PART I

Item 1. Business

General Development of the Business

    On January 20, 1998, Morton Metalcraft Holding Co. and Subsidiaries ("Morton") merged (the "Merger") with MLX Corp. ("MLX"), with MLX being the surviving corporation. As a result of the Merger, Morton ceased to exist as a separate corporate entity and MLX amended its Articles of Incorporation to change the corporate name of MLX to Morton Industrial Group, Inc. (the Company). Morton was engaged in the business of manufacturing fabricated metal components for construction and agricultural original equipment manufacturers.

    Since the date of merger, we have made four acquisitions in 1998, one acquisition in 1999 and one disposition at the end of 1999.

    We established our Contract Plastics Division in March 1998 through the acquisition of Carroll George Inc., located in Northwood, Iowa, a manufacturer of thermoformed plastic products for construction and agricultural original equipment manufacturers. We expanded our plastic manufacturing capabilities and capacity with the acquisition of Mid-Central Plastics in May, 1998. Operating out of its facility in West Des Moines, Iowa, Mid-Central Plastics specializes in manufacturing injection molded plastic products for construction and agricultural original equipment manufacturers as well as other industrial customers. We sold the assets of Carroll George Inc. on December 31, 1999 for $7.5 million in cash and incurred a loss of approximately $2.5 million.

    In April, 1998, we acquired B&W Metal Fabricators, a sheet metal fabricator with a facility in Welcome, North Carolina. Through the acquisition of B&W Metal Fabricators, we expanded our presence in the southeastern United States, allowing us to better serve our existing customers. We also acquired certain assets of SMP Steel Corporation in 1998, including its sheet metal fabrication facility in Honea Path, South Carolina for $2.2 million in cash. The acquisition of these assets added metal fabrication capacity for our growing business in the southeastern United States.

    On April 15, 1999, we acquired from Worthington Custom Plastics three manufacturing facilities that produce plastic components for construction and industrial original equipment manufacturers. The Worthington acquisition expanded our plastic product offerings to include washing machine parts, electronics housings and other injection molded and thermoformed plastic products. The Worthington acquisition provided us critical mass in the plastics business and added new original equipment manufacturers to our customer base.

    Pursuant to our agreement to purchase the Worthington businesses, we (i) paid Worthington Custom Plastics, Inc. $25.0 million in cash, subject to a working capital adjustment, net of certain assumed liabilities; (ii) issued 10,000 shares of preferred stock, without par value, of Morton Industrial Group, Inc. to Worthington Custom Plastics, Inc. and (iii) provided for a contingent payment to Worthington Custom Plastics Inc. The preferred stock is mandatorily redeemable five years from its issuance date at $1,000 per share, and will pay or accrue annual dividends at a rate of 8%. We may pay such dividends in cash or in additional shares of preferred stock. The dividend rate may be reduced upon certain changes in a Worthington Custom Plastics, Inc. customer contract. The contingent payment will be 15% of the fair market value of the acquired business as of December 31, 2004.

Narrative Description of Business

BUSINESS

Overview

    We are a contract manufacturer of highly engineered metal and plastic components and subassemblies for industrial, construction and agricultural original equipment manufacturers ("OEM's"). Our metal products include engine enclosures, panels, platforms, frames and complex weldments used in backhoes, excavators, tractors, lifts and similar industrial equipment. Our plastic products include parts used in off-road recreational vehicles, home appliances, aircraft interiors, electronic equipment enclosures and covers, marine engines and commercial lighting products. Our largest customers include Deere & Co. ("Deere"), Caterpillar Inc. ("Caterpillar"), GE Appliances, IBM, B/E Aerospace, DEC/Compaq and Polaris Industries. Our eleven manufacturing facilities are located in the midwestern and southeastern United States in close proximity to their customers.

MARKETS

    Customers use our products in industrial, construction and agricultural equipment. As OEM's in these industries have intensified their focus on core competencies, they have increasingly outsourced more of their production parts to reduce costs. To effectively manufacture products for OEMs, suppliers must invest in technologically advanced equipment, develop in-house design capabilities, and coordinate manufacturing and product delivery with their customers.

    Historically, our largest customers, Deere, Caterpillar, GE Appliance, IBM, B/E Aerospace, DEC/Compaq and Polaris Industries, have been supplied by a large number of local suppliers that would each produce a small number of products. As these OEMs have increased the complexity of their equipment and become more dependent on component and subassembly suppliers, they have reduced the size of their supplier base and have established close relationships with a smaller number of sophisticated suppliers who can provide a range of services, including design engineering, prototyping, sophisticated quality systems, and just-in-time delivery. The high levels of service necessary to serve these customers, coupled with significant tooling investments, have resulted in the sole-sourcing of many products rather than dual or multi-sourcing. Currently, we are the sole-source provider of over 85% of the products that we supply to our customers. As these customers continue to reduce the size of their supplier base and outsource a growing percentage of their product needs, we expect to become the sole-source provider on an increasing number of products.

Industrial Equipment

    We produce a range of components and subassemblies for equipment used in a variety of industrial applications. Our products are used in off-road recreational vehicles, motor homes, home appliances, computer equipment, aircraft interiors and commercial lighting products. Customers in the industrial equipment area generally serve stable or growth markets, and these customers include GE Appliance, IBM, DEC/Compaq, B/E Aerospace, Honda, Yamaha, Winnebago, Polaris, Arctic Cat, and Lithonia Lighting. Industrial equipment products account for approximately 50% of our 1999 pro forma net sales.

Construction Equipment

    The $22 billion U.S construction equipment industry includes construction, earth moving and forestry equipment, as well as some material handling equipment, lifts, off-highway trucks and a variety of machines for specialized industrial applications. Caterpillar and Deere dominate the U.S. construction equipment industry, and together accounted for approximately 55% of our total unit sales in 1999. We supply metal components and subassemblies, such as engine enclosures, panels, platforms, frames and complex weldments as well as plastic components such as interior cab dash surround panels, air ducts and handles. Our customers use products in backhoes, excavators, wheel loaders, skid steer loaders, lifts and similar construction equipment. Our sales per construction equipment vehicle range from $500 to $2,500. Construction equipment products account for approximately 30% of our 1999 pro forma net sales.

Agricultural Equipment

    The $15 billion U.S. agricultural equipment industry includes large, relatively expensive products such as tractors, combines and other farming equipment. Deere and Caterpillar accounted for approximately 35% of total agricultural equipment unit sales in 1999. We supply metal components and subassemblies such as steps, fenders, feeder housings, grills, and landing decks as well as plastic components such as fender, tool boxes, facia and covers used in tractors, combines and other agricultural equipment. Our sales per agricultural equipment vehicle range from $200 to $4,000. Agricultural equipment products account for approximately 20% of our 1999 pro forma net sales.

PRODUCTS AND SERVICES

Products

    Our investments in modern equipment and systems have allowed us to produce a broad line of highly engineered components and subassemblies. We strive to meet customers' needs for design engineering, prototyping, product fabrication and just-in-time delivery.

Sheet Metal Fabrication

    Our sheet metal fabrication capabilities include laser cutting, forming, press punching, welding, painting and assembly processes. Our sheet metal fabrication processes operate on information created by CAD/CAM software, utilize optic laser cutting machines to cut parts at high speeds and use robotic welders to complement manual welding operations. Our painting operations are capable of producing the wide variety of paint finishes required by customers.

    Fabricated Sheet Metal Products Include:

  •
  Sheet Metal Enclosures and Boxes—generator set enclosures, electrical and battery boxes, panels, doors, hoods and covers used in backhoes, excavators and tractors.

  •
  Special Weldments—lift arms, seat modules, frames, guards, platforms, step assemblies and cabs used in backhoes, excavators, crawlers, tractors and skid steer loaders.

  •
  Fabricated Steel Tanks—fuel and hydraulic fluid reservations used in motor graders, trucks, crawlers, wheel loaders and excavators.

  •
  Feeder Housings—feeder housings and other combine components manufactured for agricultural equipment.

  •
  Sheet Metal Component Packages—laser cut and formed parts that are used in higher level assemblies at customer locations. These products include brackets, plates and frame components that are used in a wide variety of customer end products.

  •
  Store Fixtures—backframes, lights and brackets used in store displays.

Injection Molded and Thermoformed Plastic Components

    Our injection molded plastic capabilities include such secondary and assembly processes as ultrasonic and hot plate welding, adhesive and solvent bonding, insert staking, snapfit and fastener assembly. Our capabilities in injection molded processes include a wide range of injection molding machine press sizes and gas assist units. Both manual and robotic painting capability exists at a number of plastics facilities. Our thermoformed plastic capabilities include vacuum and pressure thermoforming, robotic waterjet and router trimming, hot wire, die and ribbon cutting and adhesive and ultrasonic bonding. In addition, we have extensive capability in plastic machining including specialized equipment to handle plastic gears.

    Plastic Components include:

  •
  Electronics Enclosures and Components—doors, racks, bezels, card holders, back plan connectors and other products that are required on computer servers, memory storage units, monitors and other electronic equipment.

  •
  Appliance Parts and Components—agitators, balance rings, silverware baskets, spray arms and door handles for clothes washers, dishwashers and refrigerators.

  •
  Off-Road Work and Recreational Vehicle Parts and Subassemblies—fenders, covers, enclosures and functional components such as brackets and hoppers that are used on tractors and farm equipment. This product category also includes body panels, racks, bumpers, roofs, windshield support assemblies and seat bases for golf carts, snowmobiles, personal watercraft and off-road all terrain vehicles.

  •
  Off-Road Vehicle Interiors—consoles, control panels and subassemblies, such as ventilation, lighting and entertainment systems, that are installed in construction, agricultural and specialty equipment.

  •
  Other Plastic Components and Subassemblies—plastic enclosures for lighting and reflectors used in commercial buildings and plastic assemblies used in aircraft seating.

SERVICES

    We offer our customers a number of services described below:

Product Design and Development

    This service category includes design, development, analysis and costing for our products. We prefer to and often work with customers in the early stages of designing their products.

Prototype Tooling

    This service category includes prototype, tooling and preproduction steps in the manufacturing process. Our dedicated prototype and tooling departments work with customers throughout development efforts, allowing for a smooth introduction of new products.

Part Decorating and Exterior Finishing

    This service category includes a number of decorating operations such as pad printing, hot stamping, liquid and powder coat painting and decal application.

Just-In-Time Delivery

    This service category includes providing customers the ability to order products in low lot sizes with minimal lead time enabling them to reduce their overall order cycle time. Morton also provides deliveries that are specially sequenced to customers' manufacturing schedules.

Engineering and Design Capabilities

    Engineering capabilities have become increasingly emphasized as suppliers' design services for new projects. Computer aided design capabilities include Pro-Engineering, Anvil 1000/5000, Apollo, Merry Mechanization and CADKEY. We have focused our computer aided design investment on the Pro-Engineering system during the last several years because Pro-Engineering is the preferred system of the majority of our customers. Computer aided design allows us to download completed and approved designs directly to production equipment in most plants. The resulting direct interaction between customers' designers and our engineers facilitates joint development of new components and redesigns of old parts.

Systems and Controls

    Consistent with our emphasis on technology, computer systems and controls are an integral part of our operating strategy. We have invested heavily in management information systems and computer aided design capabilities and control functions, particularly during the last several years. We also use computer systems to provide timely performance measurements of shop floor quality and activity, daily actual cost information for each factory, electronic data interchange with major customers, real-time dispatching of work orders, integration of purchasing information with production scheduling, capacity management and inventory information.

Sales and Marketing

    To better serve our customers, we have combined our sales and engineering organizations. The sales and engineering group has primary responsibility for managing relationships with customers and working with them to design new products. Our customers are serviced by account teams led by an account manager and including representatives from our primary functional areas. These areas include engineering, quality assurance and customer service. Account teams work with the customer to design products and produce prototypes, schedule production and monitor quality and customer satisfaction. Our account managers also lead the new business development process, working with customers to obtain details of new outsourcing programs, new products currently being designed and existing products which will be redesigned. We believe that the structure of our sales and marketing organization helps to ensure cooperation in product design and helps us to gain repeat and new business from our customers.

Manufacturing/Production

    We use a range of manufacturing processes to serve the needs of our customers. Using these processes, we can manufacture products ranging from simple metal and plastic parts to more complex metal and plastic subassemblies. Our design and engineering capabilities provide us with a competitive edge in obtaining and maintaining preferred supplier status with our customers.

    Sheet Metal Fabrication.  Our sheet metal fabrication capabilities include laser cutting, forming, press punching, welding, painting and assembly processes. Our sheet metal fabrication processes, operating on information created by Pro Engineering software, use optic laser cutting machines to cut parts at high speeds. We use robotic welders to complement our manual welding operations. Our painting operations are capable of producing the wide variety of paint finishes required by our customers.

    Injection Molded and Thermoforming Plastic Components.  Our injection molded plastic capabilities include ultrasonic and hot plate welding, adhesive and solvent bonding, insert staking, snapfit and fastener assembly. Our injection molded processes use injection molding machine presses and gas assist units. Our thermoformed plastic capabilities include vacuum and pressure thermoforming, robotic waterjet and router trimming, hot wire, die and ribbon cutting, and adhesive and ultrasonic bonding. These processes are performed on thermoform units, automated robotic trim stations, sheet perforators and a laminator.

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

Financial Information about Industry Segments

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

    Additional information regarding segments can be found in footnote 18 of the accompanying Notes to Consolidated Financial Statements of the Company.

Backlog

    Our backlog of orders was approximately $135.0 million at December 31, 1999, and $93.4 million at December 31, 1998. We anticipate that we will substantially fill all of the backlog orders as of December 31, 1999 during the current year.

Patents, Trademarks, Licenses, Franchises, and Concessions

    We hold no material patents, trademarks, franchises, or concessions. We are the licensee under a number of software licenses that we use in our design, production, and other business operations. All of these licenses have customary terms and conditions.

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

Employees

    As of March 1, 2000, we employed 2,182 employees, of which 1,836 were hourly and 346 were salaried. None of these employees was subject to a collective bargaining agreement. We believe our relationship with our employees is good.

Item 2. Properties

    The following table presents summary information regarding our facilities. We lease our facilities in Peoria, Illinois, Apex, North Carolina, and our Detroit Avenue facility in Morton, Illinois and three of the buildings included in the Harrisburg, North Carolina operations, and own the remainder of our properties. Lease terms for these facilities expire between 2001 and 2008. Our facilities are generally located in close proximity to our customers.

Location	Approx. Sq. Ft.	Products Manufactured
1021 West Birchwood Street, Morton, IL	270,000	Sheet metal enclosures and boxes, sheet metal component packages and store fixtures
400 Detroit Avenue, Morton, IL	155,000	Special weldments and fabricated steel tanks
Peoria, IL	135,000	Feeder housings
Apex, NC	100,000	Special weldments, sheet metal enclosures and boxes, sheet metal component packages and fabricated steel tanks
Honea Path, SC	30,000	Store fixtures and sheet metal component packages
Welcome, NC	185,000	Sheet metal enclosures and boxes, special weldments, fabricated steel tanks and sheet metal component packages
West Des Moines, IA	115,000	Off road work and recreational vehicle parts and subassemblies, off road vehicle interiors and appliance parts and components
Harrisburg, NC	421,000	Electronics enclosures and components and other plastic components and subassemblies
Lebanon, KY	176,000	Appliance parts and components, off road work and recreational vehicle parts and subassemblies and other plastic components and subassemblies
St. Matthews, SC	135,000	Off road work and recreational vehicle parts and subassemblies and other plastic components and subassemblies

    In addition to manufacturing operations, our Birchwood Street complex in Morton, Illinois, houses the senior management of the Company.

    While we own much of the equipment used in our operations, we also use customer-owned tooling and equipment as well as equipment under operating leases. We believe our facilities are adequate to satisfy current and reasonably anticipated production requirements.

Item 3. Legal Proceedings

    We are involved in routine litigation. We are not currently a party to any legal proceedings that we believe would have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to Vote of Security Holders

    Not applicable

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

    Prior to the conclusion of the Merger, when our name was MLX Corp., our common stock traded on the over-the-counter market under the symbol "MLXR" and was quoted on the OTC Bulletin Board of the National Association of Security Dealers, Inc. Following the Merger, and through September 9, 1998, our Class A Common Stock traded on the over-the-counter market under the symbol "MGRP" and was quoted on the OTC Bulletin Board. On September 10, 1998, our Class A common stock began trading on the Nasdaq Small Cap Market under the symbol "MGRP". The following table sets forth the quarterly high and low close prices during 1999 and 1998 as reported by the Nasdaq Stock Market.

	High	Low
1999
October 1 to December 31	$5.125	$2.750
July 1 to September 30	$7.375	$4.125
April 1 to June 30	$9.000	$6.500
January 1 to March 31	$14.000	$8.250
1998
October 1 to December 31	$14.375	$12.000
July 1 to September 30	$17.250	$12.750
April 1 to June 30	$19.875	$17.500
January 1 to March 31	$19.125	$16.875

    As of March 10, 2000 there were 3,729 holders of record and 2,017 beneficial holders of our Class A Common Stock.

    We did not declare or pay any dividends in our fiscal years ended December 31, 1999 and 1998. Our credit agreements preclude the payment of dividends.

Item 6. Selected Financial Data

SELECTED HISTORICAL FINANCIAL DATA

    Set forth below are certain selected historical financial data. This information should be read in conjunction with our financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein. The financial data for, and as of the end of, each of the three fiscal years ended June 30, the six months ended December 31, 1997 and the fiscal years ended December 31, 1998 and 1999 are derived from our audited financial statements. The financial data for, and as of the end of, the six months ended December 31, 1996 and the year ended December 31, 1997 are derived from our unaudited financial statements.

	Year Ended June 30,			Six Months Ended December 31,		Year Ended December 31,
	1995	1996	1997	1996	1997	1997	1998	1999
	(in thousands)
Operating data:
Net sales	$48,568	$59,006	$80,762	$32,958	$46,598	$94,402	$151,196	$219,323
Cost of sales	40,730	50,049	70,541	29,206	41,932	83,267	129,740	194,434

Gross profit	7,838	8,957	10,221	3,752	4,666	11,135	21,456	24,889
Selling and administrative expenses	3,951	4,900	7,003	2,578	4,591	9,016	14,499	24,067
Merger related charges (1)	—	—	—	—	6,069	6,069	—	—

Operating income (loss)	3,887	4,057	3,218	1,174	(5,994)	(3,950)	6,957	822
Loss on sale of subsidiary	—	—	—	—	—	—	—	(2,463)
Interest and other expense	2,803	3,096	3,206	1,597	1,682	3,291	4,459	(8,193)

Earnings (loss) before income taxes, accounting change and extraordinary charge	1,084	961	12	(423)	(7,676)	(7,241)	2,498	(9,834)
Income taxes	(522)	(424)	(5)	141	3,031	2,885	(415)	(1,165)

Earnings (loss) before accounting change and extraordinary charge	$562	$537	$7	$(282)	$(4,645)	$(4,356)	$2,083	$(8,669)
Earnings (loss) before accounting change and extraordinary charge per share:
Basic	.16	.28	—	(.15)	(2.39)	(2.24)	.52	(2.04)
Diluted	.16	.16	—	(.15)	(2.39)	(2.24)	.45	(2.04)
Financial position (at end of period):
Working capital	$4,548	$4,078	$2,147	$3,869	$(11,315)	$(11,315)	$(2,442)	$(11,750)
Total assets	27,550	29,576	34,362	29,142	39,388	39,388	99,603	125,854
Total debt	17,240	26,994	27,608	27,328	32,494	32,494	70,292	90,956
Stockholders' equity (deficit)	$(9,644)	$(9,106)	$(9,099)	$(9,388)	$(13,552)	$(13,552)	$6,868	$(3,956)

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

General

    We are a contract manufacturer of highly engineered metal and plastic components and subassemblies for construction, agricultural and industrial original equipment manufacturers. Our largest customers, Caterpillar Inc. and Deere & Co., accounted for approximately 49% of our 1999 net sales.

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

Results of Operations

    The following table presents certain historical financial information expressed as a percentage of our net sales.

	Year Ended June 30,			Six Months Ended December 31,		Year Ended December 31,
	1995	1996	1997	1996	1997	1997	1998	1999
Statements of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	16.1	15.2	12.7	11.4	10.0	11.8	14.2	11.3
Selling and administrative expenses	8.1	8.3	8.7	7.8	8.4	8.8	9.6	11.0
Merger related charges	—	—	—	—	14.5	7.1	—	—
Operating income (loss)	8.0	6.9	4.0	3.6	(12.9)	(4.2)	4.6	0.3
Loss on sale of subsidiary	—	—	—	—	—	—	—	1.1
Interest and other expense	5.8	5.3	4.0	4.9	3.6	3.5	2.9	3.7
Earnings (loss) before income taxes, cumulative effect of accounting change and extraordinary charge	2.2	1.6	0 .0	(1.3)	(16.5)	(7.7)	1.7	(4.5)

Year Ended December 31, 1999 versus Year Ended December 31, 1998

    Net sales for the year ended December 31, 1999 were $219.3 million compared to $151.2 million for the year ended December 31, 1998, an increase of $68.1 million or 45.0%. The Worthington Custom Plastics acquisitions made during 1999 provided incremental net sales of approximately $73.9 million. Sales decreased by $5.8 million in the operations owned in both 1998 and 1999, primarily from decreased sales of components and subassemblies used in agricultural machinery. This decrease relates to a softening in demand for agricultural products that began in the fourth quarter of 1998 and is continuing.

    Sales to Caterpillar and Deere were approximately 49% and 79% of our net sales for 1999 and 1998, respectively.

    We were selected to manufacture a number of additional components for new construction and industrial products for Caterpillar and Deere in 1999. Sales of these additional components partially offset the loss of agricultural sales.

    Gross profit for the year ended December 31, 1999 was $24.9 million compared with $21.5 million for the year ended December 31, 1998, an increase of $3.4 million or 15.8%. The Worthington Custom Plastics acquisition provided $7.1 million of incremental gross profit. A gross margin decrease of $3.7 million was incurred by the operations owned in both 1998 and 1999, which resulted from the lower sales referenced above and product mix changes.

    Selling and administrative expenses for the year ended December 31, 1999 amounted to $24.1 million compared with $14.5 million in the prior year, an increase of $9.6 million or 66%. This increase relates primarily to costs incurred by the operations acquired in 1999, a full year of selling and administrative costs related to the 1998 acquisitions, approximately $575,000 of costs written-off in the first quarter, 1999, consisting of costs associated with a suspended high-yield financing, and $400,000 associated with fees related to amendments in the Company's credit facilities.

    We sold the assets of Carroll George Inc. on December 31, 1999 for $7.5 million and incurred a loss of approximately $2.5 million.

    Interest expense in the year ended December 31, 1999 amounted to $8.2 million compared to $4.7 million in 1998. This increase resulted primarily from additional interest costs incurred related to the 1999 acquisitions and a full year of interest related to the 1998 acquisitions.

    We incurred a charge of $1.1 million, net of a state income tax benefit, for the cumulative effect of adopting AICPA Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" which requires costs of start-up activities and organization costs to be expensed as incurred.

    An income tax benefit of $1.2 million was recognized as a previously established state income tax reserve was no longer required.

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

    Selling and administrative expenses for the year ended December 31, 1998 amounted to $14.5 million compared with $15.1 million in the prior year, a decrease of $0.6 million or 4.1%. This decrease represents the effects of non-recurring costs related to our merger with MLX of approximately $6.7 million, net of $3.4 million of incremental costs related to the four 1998 acquisitions, as well as additional 1998 expenses related to increased revenue of approximately $2.5 million. Excluding these non-recurring costs, selling and administrative expenses, as a per cent of sales, were 9.6% in 1998 and 8.9% in 1997.

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

    An extraordinary charge for debt expense related to the early retirement of debt of $419,000 ($676,000 net of an income tax benefit of $257,000) was recognized during the calendar year ended December 31, 1998. An extraordinary charge for banking costs related to the early retirement of debt of $553,000 ($892,000 net of an income tax benefit of $359,000) was recognized during the calendar year ended December 31, 1997.

Financial Position and Liquidity

    Historically, we have funded our business with cash generated from operations and borrowings under revolving credit and term loan facilities. In the year ended and June 30, 1997, the six months ended December 31, 1997, and the years ended December 31, 1998 and December 31, 1999, we generated (used) cash from (in) operating activities of $5.1 million, $1.3 million, $(.7) million and $2.8 million respectively. Our capital expenditures for the year ended June 30, 1997, the six months ended December 31, 1997, and the years ended December 31, 1998 and December 31, 1999 were $5.7 million, $5.6 million, $10.3 million and $5.3 million respectively. These capital expenditures were principally for additions to improve or maintain our manufacturing capacity and efficiency.

    In the most significant 1999 cash transactions, we acquired three manufacturing facilities from Worthington Custom Plastics as described above, for $25.0 million and we sold the assets of Carroll George Inc. for $7.5 million.

    Our consolidated working capital at December 31, 1999 was $(11.8) million compared to $(2.4) million at December 31, 1998. This represents a decrease in working capital of approximately $9.4 million. This change was related primarily to the new working capital credit facility related to the Worthington Custom Plastics acquisition and to the net loss for the year.

    We have two separate credit facilities. The first facility is with Harris Trust and Savings Bank (Harris), and serves the company's operations other than the operations acquired from Worthington Custom Plastics, Inc. (Worthington). The second facility, with General Electric Capital Corporation (GECC), serves the operations acquired from Worthington during the second quarter, 1999. These facilities are separate and provide financing for the named operations. The two credit facilities are separately secured.

    On May, 28, 1998, we entered into a credit agreement with Harris, as Agent. The credit agreement was a $90 million facility with the following components; (i) a $35 million secured revolving credit facility with a $10 million sub limit for letters of credit; (ii) a $25 million secured term loan that matures 5 years from the date of the credit agreement closing; and (iii) a $30 million secured term loan that matures 7 years from the date of the credit agreement closing. Both term loans fully amortize over their respective terms with quarterly payments. The interest rates on the loans, vary from 1% to 3.75% above the lender's prime rate. The proceeds under the facility were used to refinance the then existing indebtedness, to finance the acquisitions, and general corporate purposes.

    We have entered into three amendments to the original credit agreement. The third amendment, dated January 30, 2000, provides for a maximum amount of borrowing under the secured revolving credit facility of $19,000,000. The amount of availability is calculated using a borrowing base of qualified accounts receivable and inventory. As of December 31, 1999, we had additional availability of approximately $1.6 million. Effective January 3, 2000, we are paying this lender a fee of .125% per month based upon the amount of the revolving credit commitment and the balance of the term loans. Under the terms of the third amendment, the Company shall issue to the lender warrants for Class A common stock equivalent up to no more than 4.99% of its outstanding Class A and Class B common stock as of January 30, 2000, if its credit facility with that lender is not retired by September 20, 2000.

    In connection with the Harris financing, we have two fixed interest rate swap agreements with a commercial bank (the "counter party"). The first agreement has a notional principal amount of $10.5 million and a termination date of May 31, 2003. The second agreement has a notional principal amount of $14.7 million and a termination date of June 30, 2003. The notional principal amount declines over the term of both agreements based upon a defined amortization schedule. The counter party has the unilateral right to cancel both agreements as of June 30, 2001.

    On April 15, 1999, we retired $4.25 million of the Harris Trust and Savings Bank term debt in connection with the financing of the Worthington facilities acquisition. On December 31, 1999, the Company retired $4.75 million of term debt and $1.7 million of the revolving credit facility from the proceeds of the sale of the assets of Carroll George Inc.

    Sources of funds to meet near term liquidity requirements for the businesses will be the cash flows from operations, the Harris line of credit, and management of working capital to reflect current levels of operations.

    The separate financing arrangements for the operations of the four manufacturing facilities acquired from Worthington Custom Plastics, Inc. are described below.

    On April 15, 1999, we entered into a financing agreement with General Electric Capital Corporation (GECC). The agreement contains a 4 1/2 year secured revolving credit facility with maximum availability of $24 million and a $26 million secured term loan with a 4 1/2 year term. The amount of availability is based upon a borrowing base of qualified accounts receivable and inventory. Both of the facilities bear interest at variable interest rates based on the prime rate, plus variable margins. We also incur a fee based upon a certain percentage of the unused revolving credit facility. The term loan facility amortizes quarterly throughout its term. We must also prepay certain amounts from the sale of assets, the issuance of new equity capital and from "excess cash flow", as defined in the agreement.

    As of December 31, 1999, we had additional availability of $6.6 million, under the GECC credit facility. We believe that the agreement with GECC will provide the necessary long-term and revolving financing, and along with cash flows from operations, will provide the necessary levels of liquidity for the operations acquired from Worthington Custom Plastics, Inc.

    As part of the financing for the Worthington acquisition, we issued 10,000 shares of redeemable preferred stock. That preferred stock is redeemable in April, 2004 at $1,000 per share plus any accrued dividends. The $10 million face value preferred stock was recorded at its fair value of $4.25 million. The discount is being accreted over a five year period using the effective yield method.

    We have initiated a plan to adjust the Company's capital structure to better reflect its current business organization. Actions may include the issuance of subordinated debt, the issuance of preferred stock and the consolidation of our two senior credit facilities.

    We incurred $5.0 million of capital expenditures during 1999, primarily for purchases of manufacturing equipment.

    We estimate that our capital expenditures in 2000 will total approximately $6.0 million of which $2.5 million will be for production equipment and the remaining $3.5 million will be for normal maintenance items.

Year 2000 Readiness

    We completed our preparation in 1999 for the Year 2000 date change. Our plan addressed all hardware, software and microprocessor embedded technologies. We also surveyed our customers' and suppliers' Year 2000 readiness. We noted no significant disruptions in service and we were able to fully utilize our core business unit systems, including order entry, inventory management, purchasing, payroll, invoicing, accounts payable, accounts receivable and general ledger.

    We expended approximately $235,000 in our Year 2000 readiness effort.

    We will continue to monitor our systems and customer and supplier readiness throughout 2000 to address unanticipated problems (which may include problems associated with non-Year 2000 issues and disruptions to the economy in general) and ensure that all processes continue to function properly.

Seasonality

    Our operating results vary significantly from quarter to quarter due to, among other things, the purchasing schedules of our key customers. Our sales and profits historically have been higher in the first half of the calendar year due to our largest customers' preparation in the first two quarters for increased demand during the warmer months of the year.

Impact of New Accounting Standards

    In April 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities" which requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, with initial application reported as the cumulative effect of a change in accounting principle. Our adoption of this statement resulted in a cumulative effect charge of $1.1 million, net of state income tax benefits, in the first quarter of 1999.

    "Safe Harbor" Statement Under The Private Securities Legislation Reform Act Of 1995: This annual report contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements containing the words "anticipates," "believes," "intends," "estimates," "expects," "projects" and similar words. The forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results expressed or implied by such forward looking statements. Such factors include, among others, the following: the loss of certain significant customers; the cyclicality of our construction and agricultural sales; risks associated with our acquisition strategy; general economic and business conditions, both nationally and in the markets in which we operate or will operate; competition; and other factors referenced in the Company's reports and registration statements filed with the Securities and Exchange Commission. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward looking statements. The forward looking statements contained herein speak only of the Company's expectation as of the date of this annual report. We disclaim any obligations to update any such factors or publicly announce the result of any revisions to any of the forward looking statements contained herein to reflect future events or developments.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

    We are exposed to interest rate changes primarily as a result of our lines of credit and long-term debt used for maintaining liquidity, funding capital expenditures and expanding our operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower overall borrowing costs. To achieve our objectives, we entered into two separate financing agreements with a group of banks and another lender. Both financing arrangements contain term loans and revolving credit facilities. Interest is based on our lead bank's or lender's prime rate plus an applicable variable margin. We have also entered into two interest rate swap agreements, as required by our bank financing arrangement, to limit the effect of increases in the interest rates on half of our floating rate term debt. We do not enter into interest rate transactions for speculative purposes. Under the swap agreements, which expire May 31, 2003 to June 30, 2003, the interest rate component of the interest rate is limited to 5.875% on half of our $40,366 term loans under that certain financing arrangement.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Report of KPMG LLP, Independent Auditors
Report of Clifton Gunderson L.L.C., Independent Auditors
Consolidated Balance Sheets as of December 31, 1998 and 1999
Consolidated Statements of Operations for the year ended June 30, 1997, the six months ended December 31, 1997 and the years ended December 31, 1998 and 1999
Consolidated Statements of Stockholders' Equity (Deficit) for the year ended June 30, 1997, the six months ended December 31, 1997 and the years ended December 31, 1998 and 1999
Consolidated Statements of Cash Flows for the year ended June 30, 1997, the six months ended December 31, 1997 and the years ended December 31, 1998 and 1999
Notes to Consolidated Financial Statements
Schedule II—Valuation and Qualifying Accounts for the year ended June 30, 1997, the six months ended December 31, 1997 and the years ended December 31, 1998 and 1999

Independent Auditors' Report

The Board of Directors and Stockholders
Morton Industrial Group, Inc.:

    We have audited the accompanying consolidated balance sheets of Morton Industrial Group, Inc. and Subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. In connection with our audit of the consolidated financial statements, we also have audited the 1998 and 1999 financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Morton Industrial Group, Inc. and Subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also in our opinion, the related 1998 and 1999 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                      KPMG LLP

Indianapolis, Indiana
March 10, 2000

Independent Auditors' Report

The Board of Directors and Stockholders
Morton Industrial Group, Inc.:

    We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit), and cash flows of Morton Industrial Group, Inc. and Subsidiaries (formerly Morton Metalcraft Holding Co. and Subsidiaries) for the year ended June 30, 1997, and the six months ended December 31, 1997. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule for the year ended June 30, 1997, and the six months ended December 31, 1997 as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Morton Industrial Group, Inc. and Subsidiaries for the year ended June 30, 1997, and for the six months ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended June 30, 1997, and the six months ended December 31, 1997, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                      Clifton Gunderson L.L.C.

Peoria, Illinois
February 4, 1998

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 1998 and 1999

(Dollars in thousands, except share data)

	1998	1999
Assets
Current assets:
Cash	$—	—
Trade accounts receivable, less allowance for doubtful accounts of $314 in 1998 and $320 in 1999	15,890	28,347
Inventories	14,483	22,420
Prepaid expenses	1,263	898
Refundable income taxes	1,040	63
Deferred income taxes	1,900	1,320

Total current assets	34,576	53,048

Tax escrow funds	1,605	—
Property, plant, and equipment, net	45,644	56,333
Intangible assets, at cost, less accumulated amortization	13,132	11,827
Deferred income taxes	4,646	4,646

	$99,603	125,854

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Outstanding checks in excess of bank balance	$1,578	1,123
Notes payable to banks	11,700	21,559
Current installments of long-term debt	5,311	10,076
Accounts payable	14,292	26,471
Accrued expenses	3,977	5,569
Income taxes payable	160	—

Total current liabilities	37,018	64,798
Long-term debt, excluding current installments	53,281	59,321
Other liabilities	2,436	312

Total liabilities	92,735	124,431

Redeemable preferred stock. Authorized 10,000 shares; issued and outstanding 10,000 shares in 1999	—	5,379

Stockholders' equity (deficit):
Class A common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 3,866,944 shares in 1998 and 4,304,116 shares in 1999	39	43
Class B common stock, convertible, $.01 par value. Authorized 200,000 shares; issued and outstanding 200,000 shares in 1998 and 1999	2	2
Additional paid-in capital	19,937	19,981
Retained deficit	(13,110)	(23,982)

Total stockholders' equity (deficit)	6,868	(3,956)
Commitments and contingencies (note 9)

	$99,603	125,854

See accompanying notes to consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Year ended June 30, 1997, six months ended December 31, 1997, and years ended December 31, 1998 and 1999

(Dollars in thousands, except per share data)

		December 31,
	June 30, 1997
		1997	1998	1999
Net sales	$80,762	46,598	151,196	219,323
Cost of sales	70,541	41,932	129,740	194,434

Gross profit	10,221	4,666	21,456	24,889

Operating expenses:
Selling expenses	1,832	1,202	4,311	6,005
Administrative expenses	5,171	9,458	10,188	18,062

Total operating expenses	7,003	10,660	14,499	24,067

Operating income (loss)	3,218	(5,994)	6,957	822

Other income (expense):
Loss on sale of subsidiary	—	—	—	(2,463)
Interest income	15	9	59	15
Interest expense	(3,266)	(1,737)	(4,779)	(8,208)
Other	45	46	261	—

Total other income (expense)	(3,206)	(1,682)	(4,459)	(10,656)

Earnings (loss) before income taxes, cumulative effect of accounting change, and extraordinary item	12	(7,676)	2,498	(9,834)
Income taxes	5	(3,031)	415	(1,165)

Earnings (loss) before cumulative effect of accounting change and extraordinary item	7	(4,645)	2,083	(8,669)
Cumulative effect of accounting change, net of income tax benefit of $69	—	—	—	(1,074)

Earnings (loss) before extraordinary item	7	(4,645)	2,083	(9,743)
Extraordinary charge for early retirement of debt, net of income tax benefit of $339 and $257	—	553	419	—

Net earnings (loss)	7	(5,198)	1,664	(9,743)
Dividends and accretion of discount on preferred shares	—	—	—	(1,129)

Net earnings (loss) available to common shareholders	$7	(5,198)	1,664	(10,872)

Earnings (loss) available to common shareholders per share—basic	$—	(2.67)	0.41	(2.55)

Earnings (loss) available to common shareholders per share—diluted	$—	(2.67)	0.36	(2.55)

See accompanying notes to consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Deficit)

Year ended June 30, 1997, six months ended December 31, 1997, and years ended December 31, 1998 and 1999

(Dollars in thousands)

	Class A common stock		Class B common stock
	Shares issued	Amount	Shares issued	Amount	Additional paid-in capital	Retained earnings (deficit)	Treasury stock	Total
Balance, June 30, 1996	5,066,665	$51	100,000	$1	$458	$3,154	$(12,770)	$(9,106)
Net earnings	—	—	—	—	—	7	—	7

Balance, June 30, 1997	5,066,665	51	100,000	1	458	3,161	(12,770)	(9,099)
Net loss	—	—	—	—	—	(5,198)	—	(5,198)
Issuance of stock options	—	—	—	—	745	—	—	745

Balance, December 31, 1997	5,066,665	51	100,000	1	1,203	(2,037)	(12,770)	(13,552)
Cancellation of treasury shares	(3,222,221)	(33)	—	—	—	(12,737)	12,770	—
MLX Corp. merger	1,907,500	19	100,000	1	17,849	—	—	17,869
Net earnings	—	—	—	—	—	1,664	—	1,664
Stock options exercised	115,000	2	—	—	885	—	—	887

Balance, December 31, 1998	3,866,944	39	200,000	$2	19,937	(13,110)	—	6,868
Net loss	—	—	—	—	—	(9,743)	—	(9,743)
Stock options exercised	437,172	4	—	—	44	—	—	48
Dividends and accretion of discount on preferred shares	—	—	—	—	—	(1,129)	—	(1,129)

Balance, December 31, 1999	4,304,116	$43	200,000	$2	$19,981	$(23,982)	$—	$(3,956)

See accompanying notes to consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Year ended June 30, 1997, six months ended December 31, 1997 and years ended December 31, 1998 and 1999
(Dollars in thousands)

		December 31,
	June 30, 1997
		1997	1998	1999
Cash flows from operating activities:
Net earnings (loss)	$7	(5,198)	1,664	(9,743)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of plant and equipment	1,541	1,094	4,698	7,886
Other amortization	370	185	683	1,307
Write-off of intangible assets	1,854	552	676	1,125
Compensation expense from issuance of stock options	—	745	—	—
Increase (decrease) in allowance for doubtful accounts	30	60	—	(251)
Deferred income taxes	312	(2,530)	(517)	—
(Gain) loss on sale of equipment	(18)	—	17	(93)
Loss on sale of subsidiary	—	—	—	2,463
Changes in current assets and liabilities, excluding effects of acquisitions:
Decrease (increase) in accounts receivable	(2,907)	77	(531)	3,275
Decrease (increase) in inventories	874	495	(687)	149
Decrease in prepaid expenses	154	6	7	319
Decrease (increase) in refundable income taxes	(912)	(1,148)	1,267	977
Increase (decrease) in accounts payable	3,167	1,458	(633)	5,588
Increase (decrease) in accrued expenses and other	671	5,481	(7,312)	(10,189)

Net cash provided by (used in) operating activities	5,143	1,277	(668)	2,813

Cash flows from investing activities:
Capital expenditures	(5,707)	(5,571)	(10,259)	(4,963)
Proceeds from sale of equipment	135	—	11	105
Merger with MLX Corp.	—	—	16,241	—
Acquisitions, net of cash acquired	—	—	(39,718)	(30,287)
Increase in intangible assets	—	—	(1,125)	—
Proceeds from sale of subsidiary	—	—	—	7,500
Decrease (increase) in tax escrow	—	—	(71)	1,605
Repayment of note receivable—stockholder	—	18	596	—

Net cash used in investing activities	(5,572)	(5,553)	(34,325)	(26,040)

Cash flows from financing activities:
Net borrowings (repayments) of notes payable	661	5,074	4,960	9,859
Increase (decrease) in checks issued in excess of bank balance	—	—	1,578	(455)
Proceeds from issuance of long-term debt	—	—	55,000	26,000
Principal payments on long-term debt and capital leases	(332)	(188)	(26,912)	(15,222)
Proceeds from issuance of common stock	—	—	887	48
Proceeds from issuance of preferred stock	—	—	—	4,250
Debt issuance cost	—	(676)	(658)	(1,253)

Net cash provided by financing activities	329	4,210	34,855	23,227

Net increase (decrease) in cash	(100)	(66)	(138)	—
Cash at beginning of period	304	204	138	—

Cash at end of period	$204	138	—	—

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,284	1,737	5,722	8,519

Income taxes	$687	308	543	63

Noncash financing and investing activities:
Capital lease obligations incurred for machinery and equipment	$285	—	—	—

See accompanying notes to consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 1998 and 1999

(Dollars in thousands, except per share data)

(1) Description of Business and Summary of Significant Accounting Policies

(a) Description of Business

    Morton Industrial Group, Inc. and subsidiaries, formerly Morton Metalcraft Holding Co. and subsidiaries ("MMC"), is a contract manufacturer and supplier of high-quality fabricated sheet metal and plastic components and subassemblies for construction, agricultural, and industrial equipment manufacturers located primarily in the Midwestern and Southeastern United States. Sales for the year ended December 31, 1999, were approximately as follows: construction—30%, agricultural—20%, and industrial—50%. The Company's raw materials are readily available, and the Company is not dependent on a single supplier or only a few suppliers.

(b) Principles of Consolidation

    The consolidated financial statements include the financial statements of Morton Industrial Group, Inc. (the Company) and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company changed its fiscal year end from June 30 to December 31 effective December 31, 1997.

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

    Depreciation of plant and equipment is calculated over the estimated useful lives of the respective assets using straight-line and accelerated methods. The equipment held under capital leases is amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

(f) Intangible Assets

    Intangible assets are recorded at cost and include goodwill, amortized over 25 years; covenants not to compete, amortized over their contractual periods which range from 3 to 10 years; debt issuance costs, amortized over the term of the related loans; organizational costs, amortized over 20 years; and preproduction costs (prior to January 1, 1999). Preproduction costs represent costs incurred prior to the production of significant new products and include labor and overhead relating to developing production lines. These costs were then amortized over a three-year period.

    In April 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities" which requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 was effective for fiscal years beginning after December 15, 1998, with initial application reported as the cumulative effect of a change in accounting principle. Accordingly, adoption of the statement resulted in a cumulative effect charge of $1,074, net of income tax benefits, in the first quarter of 1999. The cumulative effect of the change in accounting principle increased 1999 basic and diluted loss available to common shareholders per share by $.25.

(g) Outstanding Checks in Excess of Bank Balance

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

(i) Stock Option Plan

    The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of Statement of Financial Accounting Standards Number 123, Accounting for Stock-Based Compensation.

(j) Revenue Recognition

    Revenue from sales is recognized when the goods are shipped to the customer.

(k) Interest Rate Swaps

    As required by one of its financing arrangements, the Company enters into interest rate swap agreements to limit the effect of increases in the interest rates on certain floating rate debt. The difference between the floating rate on the Company's debt and the rate on the swap agreements is accrued as interest rates change and is recorded in interest expense. During 1998, the Company entered into two swap agreements, expiring May 31, 2003 to June 30, 2003, with an initial aggregate notional amount of $27,500. The effect of these agreements is to limit the LIBOR interest rate component to 5.87% on half of the Company's $40,366 term loans under the applicable financing arrangement. As a result of these swap agreements interest expense was increased by $49 in 1998 and $145 in 1999.

(l) Fair Value of Financial Instruments

    The Company believes the recorded value of cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of these financial instruments. The Company believes the recorded value of notes payable and long-term debt approximates fair value because their respective interest rates fluctuate with market rates or approximate current market rates.

    The fair value of interest rate swaps are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties. At December 31, 1998 and 1999, the Company estimates it would have paid $810 and received $202 to terminate the agreements, respectively.

(m) Earnings (Loss) Per Share

    Earnings (loss) per share is computed under the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, which was adopted retroactively by the Company at December 31, 1997. Amounts reported as earnings (loss) per share for the years ended December 31, 1998 and 1999, the six months ended December 31, 1997, and for the year ended June 30, 1997, reflect the earnings available to stockholders for the year divided by the weighted average number of Class A and Class B common shares outstanding during the year.

(n) Reclassifications

    Certain amounts in the 1998 financial statements have been reclassified to conform with the 1999 presentation.

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

    The Merger was accounted for as a capital transaction by the Company. Accordingly, the equity of MLX, including recognized tax benefits, net of the repurchase of shares from certain MMC shareholders, was recorded as follows:

Equity of MLX Corp.	$34,789
Recognition of tax benefit	3,071
Repurchase of shares, options and warrants	(19,991)

Effect of merger	$17,869

(b) Acquisition of Carroll George, Inc.

    On March 30, 1998, the Company acquired all of the outstanding shares of common stock of Carroll George, Inc. a manufacturer of plastic components located in Northwood, Iowa. The Company paid a total purchase price of $8,100, including payment of all of Carroll George, Inc.'s revolving credit and term loan debt. This acquisition was accounted for as a purchase and the total cost in excess of net assets acquired of $200 is being amortized on a straight-line basis over 25 years. See note 3.

(c) Acquisition of B & W Metal Fabricators, Inc.

    On April 8, 1998, the Company acquired all of the outstanding shares of common stock of B & W Metal Fabricators, Inc., a manufacturer of fabricated sheet metal located in Welcome, North Carolina, for $8,500, including the retirement of B & W indebtedness. The purchase consideration included cash payments of $4,900 and the balance in the form of unsecured subordinated notes. The subordinated notes bear interest at 7.0% per annum, discounted to yield 10.0%, and are payable in 40 equal quarterly installments beginning July 8, 1998. The acquisition was accounted for as a purchase and the entire cost was allocated to net assets acquired.

(d) Acquisition of Mid-Central Plastics, Inc.

    On May 29, 1998, the Company acquired all of the outstanding shares of common stock of Mid-Central Plastics, Inc., a manufacturer of plastic components located in West Des Moines, Iowa. The Company paid a total purchase price of $23,800, including payment of all of Mid-Central Plastics, Inc.'s revolving credit and term loan debt. The acquisition was accounted for as a purchase and the total cost in excess of net assets acquired of $9,500 is being amortized on a straight line basis over 25 years.

(e) Acquisition of SMP Steel Corporation

    On June 1, 1998, the Company acquired substantially all of the assets of SMP Steel Corporation, a manufacturer of fabricated sheet metal located in Honea Path, South Carolina. The total purchase price was $2,200. The acquisition was accounted for as a purchase and the entire cost was allocated to the net assets acquired.

(f) Acquisition of the Assets of Worthington Non-Automotive Plastics Group of Worthington Custom Plastics, Inc.

    On April 15, 1999, Morton Custom Plastics, LLC acquired substantially all of the assets of the Non-Automotive Plastics Group of Worthington Custom Plastics, Inc. ("Worthington"), a manufacturer of plastic components for construction and industrial equipment manufacturers with locations in Harrisburg, North Carolina; St. Matthews, South Carolina; and Lebanon, Kentucky. The Company paid $25,000 in cash, subject to a working capital adjustment, issued 10,000 shares of preferred stock, and provided for a contingent payment to Worthington Custom Plastics, Inc. The contingent payment will be 15% of the fair market value of the acquired business as of December 31, 2004. The acquisition was accounted for as a purchase and the entire cost was allocated to the net assets acquired.

    Morton Custom Plastics, LLC, is wholly owned by Morton Holdings, LLC. Morton Holdings, LLC is 49% owned by Morton Industrial Group, Inc. and 51% owned by Quilvest Custom Plastics, an affiliate of a significant shareholder of the Company. However, the LLC agreement specifies that Morton Industrial Group, Inc. will receive 100% of the net income or loss as well as the proceeds from any sale of Morton Customs Plastics, LLC. Additionally, Quilvest Custom Plastics has granted Morton Industrial Group, Inc. an irrevocable option to purchase its interest in Morton Holdings, LLC at any time for $1. Accordingly, the results of Morton Holdings, LLC and subsidiaries have been consolidated in the accompanying financial statements.

    The results of operations of the above merged and acquired companies are included in the accompanying financial statements since the date of the respective merger or acquisition.

    The following unaudited pro forma summary presents the Company's consolidated results of operations for the years ended December 31, 1998 and 1999, as if the merger and acquisitions had occurred at the beginning of each respective year:

	December 31,
	1998	1999
Net sales	$280,841	$246,187

Net earnings (loss) available to common shareholders	$3,226	$(11,679)

Net earnings (loss) available to common shareholders per share—basic	$.80	$(2.75)

Net earnings (loss) available to common shareholders per share—diluted	$.71	$(2.75)

(3) Sale of Subsidiary

    On December 31, 1999, the Company sold substantially all of the assets and certain liabilities of Carroll George, Inc. The Company received $7,500 of cash for net assets with a book value at the date of sale of $9,963, resulting in a loss on the sale of subsidiary of $2,463.

(4) Inventories

    A summary of inventories follows:

	December 31,
	1998	1999
Finished goods	$5,023	$8,646
Work in process	2,299	2,818
Raw materials	7,161	11,396

	14,483	22,860
Less allowance for obsolescence	—	440

Total inventories	$14,483	$22,420

(5) Property, Plant, and Equipment

    A summary of property, plant, and equipment, including assets held under capital leases as described in note 9 is as follows:

		December 31,
	Depreciable Lives (in years)
		1998	1999
Land and land improvements	15	$2,143	$2,408
Buildings and leasehold improvements	15-39	12,445	13,754
Machinery and vehicles	5-12	33,475	45,014
Tooling	3	6,340	7,301
Office equipment	5-10	4,520	5,171
Construction in progress	—	414	1,044

		59,337	74,692
Less accumulated depreciation		13,693	18,359

Property, plant and equipment, net		$45,644	$56,333

(6) Intangible Assets

    A summary of intangible assets is as follows:

	December 31,
	1998	1999
Goodwill	$11,228	$11,063
Organization costs	423	435
Covenants not to compete	2,791	2,591
Preproduction costs	1,125	—
Debt issuance costs	658	1,910

	16,225	15,999
Less accumulated amortization	3,093	4,172

Net intangible assets	$13,132	$11,827

    During the year ended June 30, 1997 and the six months ended December 31, 1997, intangible assets with a net value of approximately $1,854 and $552, respectively, were written off due to the determination that these intangible assets no longer had value.

(7) Notes Payable

    In May 1998, the Company entered into a new revolving credit facility with a group of banks. The revolving credit agreement, as amended, permits the Company to borrow up to a maximum of $19,000. The agreement requires payment of a quarterly commitment fee of .25% of the average daily unused portion of the revolving credit facility. Interest is due monthly and is based on the Bank's prime rate plus an applicable margin (7.54% and 9.5% at December 31, 1998 and 1999, respectively). The amount available under the revolving credit facility is limited to 85% of qualified accounts receivable, 50% of eligible inventory, plus $2,000 of other assets.

    To finance the acquisition of certain assets of Worthington Custom Plastics, Inc., the Company entered into a revolving credit facility which allows for borrowings up to a maximum of $24,000. Interest is due monthly and is based on the prime rate as published in the Wall Street Journal plus an applicable margin (9.0% at December 31, 1999). The Company also incurs a fee based upon the unused revolving credit facility. The amount available under the revolving credit facility is generally limited to 85% of qualified accounts receivable and 60% of eligible inventory.

    At December 31, 1998 and 1999, the Company had $11,700 and $21,559, respectively, outstanding and $3,053 and $8,193, respectively, available under its revolving credit facilities.

(8) Long-term Debt

    A summary of long-term debt follows:

	December 31,
	1998	1999
Note payable, bank, with variable rate interest (7.47% and 9.50% as of December 31, 1998 and 1999, respectively), due in various quarterly payments with the balance due May 30, 2003.	$24,000	$16,274
Note payable, bank, with variable rate interest (7.97% and 12.25% as of December 31, 1998 and 1999, respectively), due in various quarterly payments with the balance due June 30, 2005.	29,750	24,092
Note payable, bank, with variable rate interest (9.0% to 10.5% as of December 31, 1999) due in various quarterly payments with the balance due October 15, 2003.	—	25,300
Subordinated note payable with interest payable at 7.00%, discounted $393 to yield 10.00%, due in quarterly payments with balance due April 8, 2008.	3,128	2,885
Note payable, bank, with interest payable at 8.5%, due in monthly payments with the balance due December 1, 2002.	365	278
Note payable, bank, with interest payable at 7.85%, due in monthly payments with the balance due May 1, 2001.	251	152
Note payable, electric cooperative, non-interest bearing, due in monthly payments with the balance due November 1, 2006.	356	307
Other	464	—
Capital lease obligations	278	109

Total	58,592	69,397
Less current installments	5,311	10,076

Long-term debt, less current installments	$53,281	$59,321

    In May 1998, the Company entered into a financing arrangement with a group of banks which originally provided for term loans of up to $55,000. The term loans under this financing arrangement are amortized quarterly with the balances due May 30, 2003 and June 30, 2005. Interest is payable monthly at rates based upon the lender's prime rate plus an applicable margin. The agreement is secured by a first lien on all of the Company's accounts receivable, inventory, equipment and various other assets.

    This debt agreement contains restrictions on capital expenditures, incurring additional debt or liens, making investments, mergers and acquisitions, selling assets or making payments such as dividends or stock repurchases. The revolving credit agreement also contains various financial covenants. Under the terms of the third amendment, the Company shall issue to the lender warrants, to purchase at $.01 per share, Class A common stock up to 4.99% of its outstanding Class A and Class B common stock as of January 30, 2000, if its credit facility with that lender is not retired by September 20, 2000. Effective January 30, 2000, the Company is paying this lender a fee of .125% per month based upon the amount of the revolving credit commitment and the balance of the term loans.

    In connection with the acquisition of certain assets of Worthington Custom Plastics, Inc. in April 1999, the Company obtained a term loan facility which allows for maximum borrowings of $26,000 and expires on October 15, 2003. Interest is due monthly and is based on the prime rate as published by the Wall Street Journalplus an applicable margin which will vary depending on certain financial ratios achieved by the Company (9.0% to 10.5% at December 31, 1999). The term loan facility amortizes quarterly throughout its term. The Company must also prepay certain amounts from the sale of assets, the issuance of new equity capital and from excess cash flow as defined by the agreement.

    Under the most restrictive covenant in any agreement, no amount was available for payment of dividends at December 31, 1998 and 1999.

    The aggregate amounts of long-term debt maturities and principal payments for each of the five years subsequent to December 31, 1999 and thereafter are as follows:

Fiscal year ending:
2000	$10,076
2001	9,178
2002	11,748
2003	20,171
2004	12,718
Thereafter	5,506

$69,397

    In connection with replacement of its debt arrangements, the Company wrote off debt issuance costs of $552 and $676 during the six months ended December 31, 1997 and the year ended December 31, 1998, respectively. Additionally, the Company incurred debt termination fees of $340 during the six months ended December 31, 1997. These early terminations of the Company's debt agreements resulted in extraordinary charges of $553 and $419, after income tax benefit, for the six months ended December 31, 1997, and year ended December 31, 1998, respectively. The extraordinary charges were equal to ($.28) and ($.11) per share for basic earnings per share and ($.28) and ($.09) per share for diluted earnings per share for the six months ended December 31, 1997 and year ended December 31, 1998, respectively.

(9) Leases

    The Company is obligated under various capital leases for certain machinery. At December 31, 1999, the gross amount of equipment and related amortization recorded under capital leases was as follows:

Machinery	$487
Less accumulated amortization	166

$321

    Amortization of assets held under capital leases is included with depreciation expense.

    The present value of future minimum capital lease payments at December 31, 1999 was as follows:

Year ending December 31:
2000	$82
2001	35

Total minimum lease payments	117
Less amount representing interest (from 9.5 to 10.2%)	8

Present value of net minimum capital lease payments	109
Less current installments of obligations under capital leases	74

Obligations under capital leases, excluding current installments	$35

    The Company also has operating leases for several of its plants, certain warehouse space, and manufacturing and computer equipment. Rental expense for operating leases was $2,061, $1,452, $4,254 and $6,733 for the years ended June 30, 1997, six months ended December 31, 1997, and years ended December 31, 1998 and 1999, respectively.

    Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 1999 are:

Year ending December 31:
2000	$6,223
2001	5,799
2002	4,988
2003	4,688
2004	4,010
Thereafter	6,821

Total minimum lease payments	$32,529

(10) Income Taxes

    Total income tax expense for the periods presented was allocated as follows:

		December 31,
	June 30, 1997
		1997	1998	1999
Income before extraordinary item	$5	$(3,031)	$415	$(1,165)
Extraordinary item	—	(339)	(257)	—
Cumulative effect of accounting change	—	—	—	(69)
Stockholders' equity, for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	—	—	(517)

	$5	$(3,370)	$(359)	$(1,234)

    Income tax expense (benefit) consists of the following:

	Current	Deferred	Total
Year ended June 30, 1997:
Federal	$(250)	$254	$4
State	(57)	58	1

	$(307)	$312	$5

Six months ended December 31, 1997:
Federal	$(508)	$(2,021)	$(2,529)
State	7	(509)	(502)

	$(501)	$(2,530)	$(3,031)

Year ended December 31, 1998:
Federal	$—	$—	$—
State	415	—	415

	$415	$—	$415

Year ended December 31, 1999:
Federal	$—	$—	$—
State	(1,165)	—	(1,165)

	$(1,165)	$—	$(1,165)

    Total income tax expense (benefit) attributable to income before extraordinary item differed from the amounts computed by applying the U.S. Federal corporate income tax rate of 34% for all periods to earnings (loss) before income taxes as a result of the following:

		December 31,
	June 30, 1997
		1997	1998	1999
Computed "expected" tax expense (benefit)	$4	$(2,610)	$849	$(3,344)
State income taxes (benefit), net of Federal income tax benefit (expense)	1	(331)	274	—
Amortization of goodwill	20	10	102	152
Officer's life insurance	16	8	19	23
Increase (decrease) in valuation allowance	—	—	(846)	3,104
Resolution of tax contingency	—	—	—	(1,165)
Other, net	(36)	(108)	17	65

	$5	$(3,031)	$415	$(1,165)

    The state tax benefit for the year ended December 31, 1999 primarily results from the resolution of a tax contingency related to the merger with MLX Corp.

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1999, are presented below:

	December 31,
	1998	1999
Deferred tax assets attributable to:
Net operating loss and credit carry-forwards	$50,898	$28,803
Accrued vacation pay	301	268
Compensation expense from issuance of stock options	291	291
Reserves and other	1,305	762

Total gross deferred tax assets	52,795	30,124
Less valuation allowance	(39,765)	(18,781)

Net deferred tax assets	13,030	11,343

Deferred tax liabilities attributable to:
Plant and equipment, principally due to differences in depreciation	(6,132)	(5,081)
Recapture of inventory LIFO valuation for tax purposes	(117)	(78)
Excess of tax over book amortization of organization costs	(82)	(74)
Discount on debt for financial reporting purposes	(153)	(144)

Total deferred tax liabilities	(6,484)	(5,377)

Net deferred tax asset (liability)	$6,546	$5,966

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $15,000 prior to the expiration of the net operating loss carryforwards in 2020. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1999. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

    During 1999, net operating loss carryforwards of approximately $74,000 expired unused. Accordingly, deferred tax assets and the related valuation allowance were reduced by $25,000. At December 31, 1999, the Company has net operating loss carryforwards for Federal income tax purposes of $74,876 which are available to offset future federal taxable income, if any, through 2020.

(11) Redeemable Preferred Stock

    Pursuant to the agreement to purchase certain assets of Worthington Custom Plastics, Inc., the Company issued 10,000 shares of preferred stock, without par value, of Morton Industrial Group, Inc. to Worthington. The preferred stock is mandatorily redeemable five years from its issuance date at $1,000 per share, and will pay or accrue annual dividends at a rate of 8%. The Company may pay such dividends in cash or in additional shares of preferred stock. The agreement provides that the dividend rate may be reduced based upon changes in pricing of certain customer contracts. The preferred stock was valued at $4,250 at the time of the acquisition and the discount is being accreted over a five year period using the effective yield method.

(12) Stockholders' Equity

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

(13) Stock Option Plans

    In 1998, the Company adopted a stock option plan (the "Plan") pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 1,166,896 shares of authorized but unissued Class A common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options under the Plan have ten-year terms and vest and become fully exercisable after three years from the date of grant. At December 31, 1998 and 1999, there were 303,430 and 247,330 additional shares available for grant under the Plan.

    Prior to the Merger, the Company had a stock option plan under which key officers and employees were granted options at prices equal to fair market value of the stock on the date of grant. At December 31, 1998 and 1999, there were 602,862 and 165,690 options outstanding under the prior plan.

    The per share weighted-average fair value of stock options granted during 1998 and 1999 was $7.56 and $3.37 on the date of grant using the Black Scholes option-pricing model (excluding a volatility assumption) with the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 6%, and an expected life of 10 years.

    The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated below:

	1998	1999
Net earnings (loss) available to common shareholders:
As reported	$1,664	$(10,872)
Pro forma	371	(12,334)
Diluted earnings (loss) available to common shareholders per share:
As reported	.36	(2.55)
Pro forma	.08	(2.90)

    Stock option activity during the periods indicated is as follows:

	Number of shares	Weighted average exercise price
Outstanding at June 30, 1996 and 1997	722,221	$.120
Granted	46,296.900
Forfeited	(100,840)	(.152)
Outstanding at December 31, 1997	667,677.174
Merger with MLX Corp.	50,000	7.190
Issued	863,466	16.953
Exercised	(115,000)	(3.220)

Outstanding at December 31, 1998	1,466,143	10.057
Issued	56,100	7.109
Exercised	(437,172)	.111
Forfeited	(28,000)	(6.60)

Outstanding at December 31, 1999	1,057,071	$14.104

    The following is summary information about the Company's stock options outstanding at December 31, 1999:

Number of shares	Exercise price	Expiration date
59,697	$.108	August 31, 2000
59,697.216		July 13, 2002
46,296.900		May 8, 2005
783,281	17.125	January 20, 2008
50,000	16.563	July 13, 2008
30,000	13.125	September 2, 2008
8,100	8.000	February 11, 2009
20,000	7.375	June 8, 2009

1,057,071

    At December 31, 1998 and 1999, the number of options exercisable was 584,344 and 456,877, respectively, and the weighted-average exercise price of those options was $.159 and $10.74, respectively.

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

(14) Concentration of Sales

    Sales to customers in excess of 10% of total net sales for the year ended June 30, 1997, six months ended December 31, 1997, and for the years ended December 31, 1998 and 1999 are as follows:

	Customer A	Customer B
Periods ended:
June 30, 1997	39%	46%
December 31, 1997	34%	53%
December 31, 1998	28%	51%
December 31, 1999	20%	29%

    Trade accounts receivable with these customers totaled $9,997 and $9,800 at December 31, 1998 and 1999, respectively.

(15) Employee Participation Plan

    The Morton Metalcraft Co. Employee Participation Plan allows substantially all employees to defer up to 15 percent of their income through payroll deduction of pre-tax contributions under section 401(k) of the Internal Revenue Code. The Company matches 25 percent of the first 6 percent of pre-tax income contributed by each employee. Employees may also make contributions of after-tax income. Additionally, the Company may make discretionary contributions to the plan for the benefit of participating employees. Certain of the acquired subsidiaries also had defined contribution plans which allow for employee pre-tax contributions and employer matching and discretionary contributions. The expense charged to operations related to defined contribution plans was $116, $70, $458 and $365 for the year ended June 30, 1997, six months ended December 31, 1997, and the years ended December 31, 1998 and 1999, respectively

(16) Earnings (Loss) Per Share

    The following reflects the reconciliation of the numerators and denominators of the earnings (loss) per share and net earnings (loss) per share assuming dilution computations:

	Year Ended June 30, 1997
	Income (numerator)	Shares (denominator)	Per share amount
Basic earnings per share	$7	1,944,444	$—

Effect of dilutive securities:
Stock options	—	716,226
Warrants	—	666,571

Diluted earnings per share	$7	3,327,241	$—

	Six Months Ended December 31, 1997
	Income (numerator)	Shares (denominator)	Per share amount
Basic loss per share	$(5,198)	1,944,444	$(2.67)

Effect of dilutive securities	—	—

Diluted loss per share	$(5,198)	1,944,444	$(2.67)

	Year Ended December 31, 1998
	Income (numerator)	Shares (denominator)	Per share amount
Basic earnings per share	$1,664	4,023,373	$.41

Effect of dilutive securities	—	559,241

Diluted earnings per share	$1,664	4,582,614	$.36

	Year Ended December 31, 1999
	Income (numerator)	Shares (denominator)	Per share amount
Basic loss per share available to common shareholders	$(10,872)	4,253,763	$(2.55)

Effect of dilutive securities	—	—

Diluted loss per share available to common shareholders	$(10,872)	4,253,763	$(2.55)

    Options to purchase 1,057,071 shares of Class A common stock at an average purchase price of $14.142 were outstanding at December 31, 1999, but were not included in the computation of earnings per share because they were anti-dilutive.

    Options to purchase 722,222 shares of Class A common stock at an average price of $.17 per share and warrants to purchase 666,667 shares of Class A common stock at $.002 per share were outstanding at December 31, 1997, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

(17) Related Party Transactions

    During the year ended December 31, 1998 and 1999, respectively, the Company paid $1,117 and $64, respectively, for merger and acquisition advisory services to two firms affiliated with members of the Company's board of directors.

(18) Segment Reporting

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

    Morton Industrial Group, Inc. accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices, although these intersegment sales were insignificant in 1998 and 1999.

    Morton Industrial Group, Inc.'s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and production methods. Most of the businesses were acquired as a unit, and most of the management at the time was retained.

	1999
	Contract Metal Fabrication	Contract Plastic Fabrication	Total
Revenues from external customers	$106,048	$113,275	$219,323
Intersegment revenues	—	314	314
Interest income	—	15	15
Interest expense	4,802	3,406	8,208
Depreciation and amortization	6,428	2,765	9,193
Segment operating profit	2,416	(1,594)	822
Segment assets including intangible assets	54,053	71,801	125,854
Expenditures for segment fixed assets	3,363	1,600	4,963

	1998
	Contract Metal Fabrication	Contract Plastic Fabrication	Total
Revenues from external customers	$116,333	$34,863	$151,196
Intersegment revenues	20	20	40
Interest income	35	24	59
Interest expense	4,211	568	4,779
Depreciation and amortization	4,167	1,214	5,381
Segment operating profit	5,624	1,333	6,957
Segment assets including intangible assets	49,056	50,547	99,603
Expenditures for segment fixed assets	7,832	2,427	10,259

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Schedule II—Valuation and Qualifying Accounts

	Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions	Balance at end of period
Allowance for doubtful accounts:
Year ended June 30, 1997	$10	42	—		12	40

Six months ended December 31, 1997	$40	60	—		—	100

Year ended December 31, 1998	$100	—	214	*	—	314

Year ended December 31, 1999	$314	64	370	*	428	320

*
Represents the acquisition date allowance for doubtful accounts of businesses acquired.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

Information About the Selection of Our Auditors

Selection of KPMG LLP (February 17, 1999)

    On February 17, 1999, the Company's Board of Directors, acting upon the recommendation of the Audit Committee of the Board, selected KPMG LLP ("KPMG") to serve as the Company's independent accountants for the fiscal year ended December 31, 1998, and the fiscal year ending December 31, 1999, and dismissed Clifton Gunderson L.L.C. ("Clifton Gunderson") as independent accountants for the Company. Clifton Gunderson had served as the independent accountants for Morton Metalcraft Holding Co. (Holding) (which merged with the Company on January 20, 1998) for the six months ended December 31, 1997, and the fiscal years ended June 30, 1997 and 1996. On April 14, 1998, as reported on Form 8-K dated April 16, 1998, and Form 8-K/A dated April 22, 1998, our Board of Directors, acting upon the recommendation of its Audit Committee selected Clifton Gunderson to serve as the Company's independent accountants. The action of the Board of Directors on February 17, 1999, dismissing Clifton Gunderson and appointing KPMG reflected the Board's determination that our recent and anticipated growth merited our selection of a recognized national accounting firm rather than a smaller, regional firm.

    During the period from April 14, 1998, to and including February 17, 1999, with respect to the Company, and prior thereto with respect to Morton, including the period from January 1, 1998, to April 14, 1998, the six months ended December 31, 1997, and the fiscal years ended June 30, 1997 and 1996, Clifton Gunderson's reports on the financial statements of Holding did not contain an adverse opinion or disclaimer of opinion, nor were they qualified in any way, and no reports of Clifton Gunderson were qualified as to uncertainty, audit scope, or accounting principles. (Clifton Gunderson issued no reports on the financial statements of the Company during the period that began April 14, 1998, and ended February 17, 1999.) During the same periods, neither the Company nor Holding had any disagreements with Clifton Gunderson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. During the period from April 14, 1998, to and including February 17, 1999, with respect to us, and prior thereto with respect to Holding, including the period from January 1, 1998, to April 14, 1998, the six months ended December 31, 1997, and the fiscal years ended June 30, 1997 and 1996, Clifton Gunderson did not advise us or Holding that:

  •
  either did not have internal controls necessary for the development of reliable financial statements;

  •
  information had come to Clifton Gunderson's attention that led it to no longer be able to rely on management's representations, or that made it unwilling to be associated with the financial statements prepared by management;

  •
  Clifton Gunderson needed to expand significantly the scope of its audit, or that information had come to Clifton Gunderson's attention that if further investigated may (a) materially impact the fairness or reliability of either: a previously issued audit report or the underlying financial statements, or the subsequent to the date of the most recent financial statements covered by an audit report, or (b) cause it to be unwilling to rely on management's representations or be associated with our or Holding's financial statements,

  •
  information had come to Clifton Gunderson's attention that it concluded materially impacted the fairness or reliability of either (a) a previously issued audit report or the underlying financial statements, or (b) the financial statements to be issued covering the fiscal period subsequent to the date of the most recent financial statements covered by an audit report.

    During the period from April 14, 1998, to and including February 17, 1999, with respect to us, and prior thereto with respect to Holding, including the period from January 1, 1998 to April 14, 1998, the six months ended December 31, 1997, and the fiscal years ended June 30, 1997, and 1996, neither we nor Holding consulted KPMG about either (a) the application of accounting principles to a specified transaction, either completed or proposed, or (b) the type of audit opinion that might be rendered on our or Holding's financial statements, or (b) any matter that was a subject of a disagreement between us or

Holding and Clifton Gunderson or that was a reportable event of the kind described in four listed items in the immediately preceding paragraph. Selection of Clifton Gunderson (April 14, 1998)

Selection of Clifton Gunderson (April 14, 1998)

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

  •
  that we did not have internal controls necessary for the development of reliable financial statements;

  •
  that information had come to Ernst & Young's attention that has led it to no longer be able to rely on management's representations, or that has made it unwilling to be associated with the financial statements prepared by management;

  •
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

  •
  that information had come to Ernst & Young's attention that it concluded materially impacted the fairness or reliability of either (a) a previously issued audit report or the underlying financial statements, or (b) the financial statements to be issued covering the fiscal period subsequent to the date of the most recent financial statements covered by an audit report.

    During the 1997 and 1996 fiscal years of the Company and during any subsequent interim period of either ourselves or Holding, neither we nor Holding consulted Clifton Gunderson about either (a) the application of accounting principles to a specified transaction, either completed or proposed, or (b) the type of audit opinion that might be rendered on our financial statements, or (b) any matter that was a subject of a disagreement between us and Ernst & Young or that was a reportable event of the kind described in the four listed items in the immediately preceding paragraph.

PART III

Item 10. Directors and Executive Officers of the Registrant.

    The information required by this Item 10 about the executive officers and Directors of the Company is incorporated herein by reference to the information set forth under the caption "Election of Directors" in our definitive proxy statement for the 2000 annual meeting of shareholders, which we expect to file with the Securities and Exchange commission not later than one hundred twenty days after December 31, 1999 pursuant to Regulation 14A.

Item 11. Executive Compensation.

    The information required by this Item 11 is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in our definitive proxy statement for the 2000 annual meeting of shareholders, which we expect to file with the Securities and Exchange commission not later than one hundred twenty days after December 31, 1999 pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

    The information required by this Item 12 is incorporated herein by reference to the information set forth under the caption "Principal Shareholders of the Company" in our definitive proxy statement for the 2000 annual meeting of shareholders, which we expect to file with the Securities and Exchange commission not later than one hundred twenty days after December 31, 1999 pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions.

    The information required by this Item 13 is incorporated herein by reference to the information set forth under the caption "Executive Compensation—Certain Relationships and Related Transactions" in our definitive proxy statement for the 2000 annual meeting of shareholders, which we expect to file with the Securities and Exchange commission not later than one hundred twenty days after December 31, 1999 pursuant to Regulation 14A.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)
The following documents are filed as a part of this report:
1.
Financial Statements.

    The following financial statements of the Company are included in Item 8:

a.
Report of KPMG LLP, Independent Auditors
b.
Report of Clifton Gunderson L.L.C., Independent Auditors
c.
Consolidated Balance Sheets as of December 31, 1998 and 1999
d.
Consolidated Statements of Operations for the year ended June 30, 1997, the six months ended December 31, 1997 and the years ended December 31, 1998 and 1999
e.
Consolidated Statements of Stockholders' Equity (Deficit) for the year ended June 30, 1997, the six months ended December 31, 1997 and the years ended December 31, 1998 and 1999
f.
Consolidated Statements of Cash Flows for the year ended June 30, 1997, the six months ended December 31, 1997 and the years ended December 31, 1998 and 1999
g.
Notes to Consolidated Financial Statements
2.
Financial Statement Schedules

    The following financial statement schedule of the Company is included in Item 8:

Schedule II—Valuation and Qualifying Accounts for the year ended June 30, 1997, the six months ended
  December 31, 1997 and the years ended December 31, 1998 and 1999

Exhibit Number and Document Title	Incorporated by Reference to	Filed Herewith

2.1 and 10.1—Agreement and Plan of Merger Between MLX Corp. and Morton Metalcraft Holding Co., dated as of October 20, 1997	Annex B to the Definitive Proxy Statement on Schedule 14A filed by MLX Corp. with the Securities and Exchange Commission ("SEC") on January 6, 1998.
2.2 and 10.2—Securities Purchase Agreement Among MLX Corp. and Security Holders of Morton Metalcraft Holding Co., dated as of October 20, 1997	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
3.1 and 4.1—Articles of Incorporation of the registrant as Amended prior to January 20, 1998	MLX Corp. Form 10-Q for the quarter ended June 30, 1993
3.2 and 4.2—Articles of Amendment to Articles of Incorporation of the Registrant Effective January 20, 1998	Exhibit 3 to Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on February 4, 1998
3.2 and 4.2—Bylaws of the Registrant, as Amended	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
4.3 and 10.3—Credit Agreement Among the Registrant, Morton Metalcraft Co., Morton Metalcraft Co. of North Carolina and Harris Trust & Savings Bank, individually and as Agent, dated January 20, 1998	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
4.4 and 10.4—Security Agreement executed by Morton Industrial Group, Inc., Morton Metalcraft Co., and Morton Metalcraft Co. of North Carolina in favor of Harris Trust & Savings Bank, individually and as Agent, dated January 20, 1998	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
4.5 and 10.5—Mortgage and Security Agreement with Assignment of Rents executed by Morton Metalcraft Co. in favor of Harris Trust & Savings Bank, individually and as Agent, dated January 20, 1998	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
4.6 and 10.6—Pledge Agreement executed by Registrant in favor of Harris Trust & Savings Bank, individually and as Agent, dated January 20, 1998	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.7—Limited Indemnification Agreement dated as of October 20, 1997, among MLX Corp., William D. Morton, and Other Morton Metalcraft Shareholders and Option Holders	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.8—Industrial Building Lease between Morton Welding Co., Inc., and Morton Metalcraft Co. dated September 1, 1994	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997

10.9—Lease between Caterpillar, Inc., and Morton Metalcraft Co., Inc. dated June 9, 1995	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.10—Lease between Agracel, Inc., and Morton Metalcraft Co. dated November 6, 1996.	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.11—Employment Agreement dated as of January 20, 1998, between the Registrant and William D. Morton	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.12—Employment Agreement dated as of January 20, 1998, between the Registrant and Daryl R. Lindemann	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.13—MLX Corp. 1997 Stock Option Plan	Appendix C to the Definitive Proxy Statement on Schedule 14A filed by MLX Corp. with the SEC on January 6. 1998.
10.14—MLX Corp. 1995 Stock Option Plan	MLX Corp. Definitive Proxy Statement on Schedule 14A for the 1995 Annual Meeting of Stockholders
10.15—Master Lease Agreement between Morton Metalcraft Co. and General Electric Capital Corporation dated August 7, 1996	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.16—Guaranty of Master Lease Agreement by Morton Metalcraft Holding Co., dated August 7, 1996	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.17—Split Dollar Insurance Agreement between Morton Metalcraft Co. and William D. Morton dated February 3, 1995.	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.18—Split Dollar Assignment between William D. Morton and Morton Metalcraft Co. dated February 3, 1995	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.19—Split Dollar Insurance Agreement between Morton Metalcraft Co. and William D. Morton dated October 10, 1993	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.20—Split Dollar Assignment between William D. Morton and Morton Metalcraft Co., dated October 10, 1993	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.21—Split Dollar Insurance Agreement between Morton Metalcraft Co. and Daryl R. Lindemann dated October 10, 1993	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.22—Split Dollar Assignment between Daryl R. Lindemann and Morton Metalcraft Co., dated October 10, 1993	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997

10.23—Death Benefit Agreement between Morton Metalcraft Co. and William D. Morton	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.24—Salary Continuation Agreement between Morton Metalcraft Co. and William D. Morton dated February 26, 1996.	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.25—Stock Purchase Agreement among the Company and Gary L. George and Gloria J. George, dated March 2, 1998.	Exhibit 10.1 to Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on April 14, 1998
10.26—Stock Purchase Agreement among the Company, Joseph T. Buie, Jr., and Ernest J. Butler, dated April 8, 1998.	Exhibit 10.2 to Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on April 14, 1998
10.27—Non-negotiable Promissory Note (subordinated) of the Company to Joseph T. Buie, Jr., dated April 8, 1998.	Exhibit 10.3 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on April 14, 1998
10.28—Non-negotiable Promissory Note (subordinated) of the Company to Ernest. J. Butler, dated April 8, 1998.	Exhibit 10.4 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on April 14, 1998
10.29—Stock Purchase Agreement among the Company and Richard L. Goreham, Delores A. Staples and William B. Goreham, dated April 27, 1998.	Exhibit 10.1 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on June 12, 1998
10.30—Credit Agreement dated May 28, 1998 among the Company, Harris Trust and Savings Bank, and the lenders signatory thereto.	Exhibit 10.2 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on June 12, 1998
10.31—Mortgage and Security Agreement with Assignment of Rents executed by Carroll George Inc. dated May 28, 1998.	Exhibit 10.3 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on June 12, 1998
10.32—Deed of Trust and Security Agreement with Assignment of Rents executed by B&W Metal Fabricators, Inc.	Exhibit 10.4 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on June 12, 1998
10.33—Amended and Restated Security Agreement executed by the Company, Morton Metalcraft Co., Morton Metalcraft Co. of North Carolina, Morton Metalcraft Co. of South Carolina, Carroll George Inc. and B&W Metal Fabricators, Inc. dated May 28, 1998.	Exhibit 10.5 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on June 12, 1998
10.34—Amended and Restated Pledge Agreement executed by the Company, Morton Metalcraft Co., Morton Metalcraft Co. of North Carolina, Morton Metalcraft Co. of South Carolina, Carroll George Inc. and B&W Metal Fabricators, Inc. dated May 28, 1998.	Exhibit 10.6 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on June 12, 1998

10.35—Amended and Restated Mortgage and Security Agreement with Assignment of Rents executed by Morton Metalcraft Co., dated May 28, 1998.	Exhibit 10.7 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on June 12, 1998
10.35—Mortgage and Security Agreement with Assignment of Rents executed by Mid-Central Plastics, Inc. dated May 28, 1998.	Exhibit 10.8 to Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on June 12, 1998
10.36—First Amendment to Credit Agreement with Harris Trust & Savings Bank.	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1998
10.37—Asset Purchase Agreement among the Company, Morton Custom Plastics, LLC, and Worthington Custom Plastics, Inc. dated February 26, 1999 and First Amendment to Asset Purchase Agreement, dated as of April 15, 1999, among the Company, Morton Custom Plastics, LLC and Worthington Custom Plastics, Inc.	Exhibits 10.1 and 10.2 to Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on April 29, 1999
10.38—Credit Agreement dated as of April 15, 1999, among Morton Custom Plastics, LLC, Morton Holding, LLC and General Electric Capital Corporation	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on April 29,1999
10.39—Agreement dated December 31, 1999 by and among Carroll George Inc., Morton Industrial Group, Inc. and Advanced Component Technologies, Inc.	Exhibit 99.2 to Morton Industrial Group, Inc. Report on Form 8-K filed with SEC on January 18, 2000
10.40—Third Amendment to Credit Agreement with Harris Trust & Savings Bank	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 8-K filed with SEC on February 29, 2000
13—Annual Report	Exhibit 13.1 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on March 30, 2000
16.1—Letter re: change in certifying accountant	Exhibit 16.1 to Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on April 16, 1998
16.2—Letter re: change in certifying accountant	Exhibit 16.1 to Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on February 18, 1999
21.1—Subsidiaries of Registrant		X
23.1—Consent of KPMG LLP		X
23.2—Consent of Clifton Gunderson, L.L.C.		X
27.1—Financial Data Schedule—Morton Industrial Group, Inc.		X
(b)
Reports on Form 8-K

    Filed Form 8-K on January 18,2000 containing the agreement re: the sale of the assets of Carroll George Inc.

    Filed Form 8-K on February 29, 2000 reporting an amendment to its financing arrangements.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORTON INDUSTRIAL GROUP, INC.

Dated: March 30, 2000	By:	/s/ WILLIAM D. MORTON William D. Morton President, Chief Executive Officer, and Chairman of the Board of Directors

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ WILLIAM D. MORTON William D. Morton	President, Chief Executive Officer, and Chairman of the Board of Directors	March 30, 2000
/s/ THOMAS D. LAUERMAN Thomas D. Lauerman	Vice President of Finance and Treasurer (Principal Accounting Officer)	March 30, 2000
/s/ FRED. W. BROLING Fred. W. Broling	Director	March 30, 2000
/s/ ALFRED R. GLANCY III Alfred R. Glancy III	Director	March 30, 2000
/s/ MARK W. MEALY Mark W. Mealy	Director	March 30, 2000
/s/ WILLEM F.P. DE VOGEL Willem F.P. de Vogel	Director	March 30, 2000

SHAREHOLDER INFORMATION

CORPORATE OFFICES

Morton Industrial Group, Inc.
1021 W. Birchwood
Morton, Illinois 61550-0429
Phone: 309-263-3300 Fax: 309-263-3216

INVESTOR INFORMATION

Shareholders and prospective investors are welcome to call or write with questions or requests for additional information. Please direct inquiries to Van Negris at:

Kehoe, White, Van Negris & Company, Inc.
766 Madison Avenue
New York, NY 10021
Phone: 212-396-0606 Fax: 212-396-9025

ANNUAL MEETING

The Annual Meeting of the Shareholders of Morton Industrial Group, Inc. will be held at the Bertha Frank Performing Arts Center located at:

350 N. Illinois Avenue
Morton, IL 61550
Tuesday, June 13, 2000 at 11:00 a.m. (CDT)

FORM 10-K

A copy of form 10-K, the Annual Report which the Company is required to file with the Securities and Exchange Commission, is available without charge upon request to the Company at the above address.

STOCK TRANSFER AGENT AND REGISTRAR

For inquiries about stock transfers or address changes, shareholders may contact:

American Stock Transfer & Trust Co.
40 Wall Street
46th Floor
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
  Bowles Hollowell Conner & Co.

CORPORATE OFFICERS

William D. Morton
  Chairman of the Board, President and CEO

Daryl R. Lindemann
  Vice President & Secretary

Thomas D. Lauerman
  Vice President of Finance & Treasurer

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
BUSINESS
PART II
SELECTED HISTORICAL FINANCIAL DATA
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INDEX TO FINANCIAL STATEMENTS
Independent Auditors' Report
Independent Auditors' Report
MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES Schedule II—Valuation and Qualifying Accounts
PART III
PART IV
SIGNATURES
SHAREHOLDER INFORMATION