Form 10-Q
period 2000-04-01
MORTON INDUSTRIAL GROUP INC
filed 2000-04-28
CIK 64247

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 1, 2000
OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934

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

Outstanding as of April 14, 2000
Class A Common Stock, $.01 par value	4,304,745
Class B Common Stock, $.01 par value	200,000

PART 1—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MORTON INDUSTRIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended April 1, 2000 and April 3, 1999
(Dollars In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	April 1, 2000	April 3, 1999
Net sales	$73,094	$39,359
Cost of sales	62,325	33,703

Gross profit	10,769	5,656

Operating expenses
Selling expenses	1,499	1,325
Administrative expenses	4,980	3,482

Total operating expenses	6,479	4,807

Operating income (loss)	4,290	849

Other
Interest expense	(2,591)	(1,582)
Miscellaneous	12	7

Total other	(2,579)	(1,575)

Income (loss) before income taxes and cumulative effect of accounting change	1,711	(726)
Income taxes	660	(46)

Income (loss) before cumulative effect of accounting change	1,051	(680)
Cumulative effect of accounting change	—	(1,074)

Net income (loss)	1,051	(1,754)
Accretion of discount on preferred shares	(198)	—

Net income (loss) available to common shareholders	$853	$(1,754)

Earnings (loss) per common share
Basic	$.19	$(.43)

Diluted	$.18	$(.43)

Weighted average number of common shares
Basic	4,504,745	4,067,573

Diluted	4,655,662	4,422,215

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
April 1, 2000 and December 31, 1999
(Dollars In Thousands)

	April 1, 2000	December 31, 1999
	(Unaudited)
ASSETS
Current Assets
Cash	$—	$—
Accounts, notes and other receivables, less allowance for doubtful accounts of $387 in 2000 and $320 in 1999	37,358	28,347
Inventories	23,265	22,420
Prepaid expenses	1,770	898
Refundable income taxes	63	63
Deferred income taxes	1,320	1,320

Total current assets	63,776	53,048

Deferred income taxes	3,986	4,646

Property, plant and equipment, net of accumulated depreciation	55,702	56,333

Other, primarily goodwill, at amortized cost	11,531	11,827

	$134,995	$125,854

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Outstanding checks in excess of bank balance	$3,077	$1,123
Notes payable to banks	26,083	21,559
Current installments of long-term debt, obligations under capital leases and covenants payable	8,524	10,076
Accounts payable	31,427	26,471
Other accrued expenses	5,978	5,569

Total current liabilities	75,089	64,798
Long-term debt, excluding current installments	57,132	59,321
Other	300	312

Total liabilities	132,521	124,431

Redeemable preferred stock	5,577	5,379

Stockholders' Deficit
Class A common stock	43	43
Class B common stock	2	2
Additional paid-in capital	19,981	19,981
Retained deficit	(23,129)	(23,982)

Total stockholders' deficit	(3,103)	(3,956)

	$134,995	$125,854

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
For the Three Months Ended April 1, 2000 and April 3, 1999
(Dollars In Thousands)
(Unaudited)

	2000	1999
Net cash provided by (used in) operating activities	$(1,335)	$81

Cash flows from investing activities
Capital expenditures	(1,402)	(1,387)

Net cash (used in) investing activities	(1,402)	(1,387)

Cash flows from financing activities
Net borrowings (repayments) under revolving credit facility	4,524	(2,700)
Principal payments on long-term debt	(3,741)	(1,455)
Increase in checks issued in excess of bank balance	1,954	—
Other	—	61

Net cash provided by financing activities	2,737	1,306

Net increase (decrease) in cash	—	—
Cash at beginning of period	—	—

Cash at end of period	$—	$—

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$2,599	$1,475

Income taxes	$17	$46

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended April 1, 2000 and April 3, 1999

(Unaudited)

(1)  Nature of Business.

    The Company, operating through its subsidiaries, is a contract manufacturer and supplier of high-quality fabricated sheet metal and plastic components and subassemblies for construction, agricultural, and industrial equipment manufacturers located primarily in the Midwestern and Southeastern United States.

(2)  Interim Financial Data.

    The Condensed Consolidated Financial Statements at April 1, 2000, and April 3, 1999, and for the quarters then ended are unaudited and reflect all adjustments, consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods indicated. The Company's fiscal quarters end on a Saturday (nearest to a quarter end) except for the fourth quarter which ends on December 31. For both the quarters ended April 1, 2000, and April 3, 1999, there were 65 shipping days. Results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year. The condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations of Morton Industrial Group, Inc. contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(3)
The Company's inventory, in thousands of dollars, as of April 1, 2000, and December 31, 1999, is summarized as follows:

	April 1, 2000	December 31, 1999
Raw materials, purchased parts and manufactured components	$10,638	$8,646
Work-in-process	3,110	2,818
Finished goods	9,957	11,396

	23,705	$22,860
Less allowance for obsolescence	(440)	(440)

	$23,265	22,420

(4)
In April 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities" which requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 was effective for fiscal years beginning after December 15, 1998, with initial application reported as the cumulative effect of a change in accounting principle. Accordingly, adoption of the statement resulted in a cumulative effect charge of $1,074, net of state income tax benefits, in the first quarter of 1999.

(5)  Earnings Per Share.

    The following reflects the reconciliation of the numerators and denominators of the earnings per share and the earnings per share assuming dilution computations:

			Quarter Ended April 3, 1999
	Quarter Ended April 1, 2000
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	(Loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic income (loss) available to common shareholders	$853,000	4,504,745	$.19	$(1,754,000)	4,067,573	$(.43)
Effect of dilutive securities, stock options		150,917			354,642

Diluted income (loss) available to common shareholders		4,655,662	$.18		4,422,215	$(.43)

     The first quarter, 1999 net (loss) includes a cumulative effect of accounting change, net of state income tax benefit, of $(1,074). The following table reflects the three month impact on basic (loss) per share of the cumulative effect of accounting change:

(Loss) before cumulative effect of accounting change	$(.17)
Cumulative effect of accounting change	(.26)

Net (loss)	$(.43)

(6)  Segment Reporting.

    The Company has two reportable segments, contract metal fabrication and contract plastic fabrication. The contract metal fabrication segment provides full service fabrication of parts and sub-assemblies for the construction, agricultural and industrial equipment industry. The contract plastic fabrication segment provides full-service vacuum formed and injected-molded parts and sub-assemblies for the construction, agricultural and industrial equipment industry. The following segment data is for the quarters ended April 1, 2000 and April 3, 1999:

	Contract Metal Fabrication	Contract Plastic Fabrication	Total
Quarter Ended April 1, 2000
Revenues from external customers	$40,958	$32,136	$73,094
Segment operating income	3,718	572	4,290
Quarter Ended April 3, 1999
Revenues from external customers	$26,939	$12,420	$39,359
Segment operating income	675	174	849

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis describes changes in the Company's financial condition since December 31, 1999. The analysis of results of operations compares the quarters ended April 1, 2000 and April 3, 1999.

RESULTS OF OPERATIONS

FIRST QUARTER, 2000 VERSUS FIRST QUARTER, 1999

    Revenues for the first quarter, 2000 were $73.1 million compared to $39.4 million for the first quarter of 1999, an increase of $33.7 million, or 85.5%. As described in note 3 of Part I, the Company made an acquisition during the second quarter of 1999 that has provided incremental revenue during the first quarter, 2000, of approximately $25.9 million. A revenue increase of approximately $13.4 million from the facilities owned in the first quarter of both years is attributable primarily to new projects which started in production in late 1999. The reduced demand for agricultural components that began late in 1998 is continuing into the year 2000. This reduced demand caused customers to shut down certain manufacturing plants for extended periods during 1999, and it is anticipated that occasional shutdowns may occur from time-to-time in 2000.

    Sales to Deere & Company and Caterpillar Inc., were approximately 56% and 79% of the Company's revenues for the first quarters, 2000 and 1999, respectively.

    The Company's gross profits for the first quarter, 2000 increased by approximately $5.1 million, an increase of 90.4%, versus the same three months in 1999. The overall gross profit percentage increased from 14.4% for the first quarter of 1999 to 14.7% for the first quarter of 2000. The incremental gross profits from acquisitions were approximately $3.2 million, and provided a gross margin percentage of approximately 12.4%. For the locations existing in the first quarters of both years, an increase in gross profit of approximately $1.9 million resulted primarily from the additional revenue associated with new projects discussed above.

    Selling and administrative expenses for the first quarter, 2000 amounted to $6.5 million, or 8.9% of net sales compared to $4.8 million, or 12.2% of net sales for the first quarter of 1999. The dollar increase is related primarily to the facilities acquired during the second quarter of 1999. The first quarter, 1999, included a refinancing cost of $575,000, or 1.5% of sales.

    Interest expense for the first quarter, 2000 was $2.6 million, an increase of $1.0 million compared to the first quarter of 1999. This increase was due primarily to higher average amounts of outstanding debt related to the 1999 acquisition.

    For the first quarter of 2000, $660,000 of income taxes were provided on pre-tax income of $1.7 million; the effective rate is approximately 38.5%. For the first quarter of 1999, no income benefit was provided on pre-tax loss of $0.7 million. The additional net operating loss carryforward created in the first quarter of 1999 was offset by an increase in the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's consolidated working capital at April 1, 2000 was $(11.3) million compared to $(11.8) million at December 31, 1999. This represents an increase in working capital of approximately $0.5 million.

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

    On May, 28, 1998, we entered into a credit agreement with Harris, as Agent. The credit agreement was a $90 million facility with the following components; (i) a $35 million secured revolving credit facility with a $10 million sub limit for letters of credit; (ii) a $25 million secured term loan that matures 5 years from the date of the credit agreement closing; and (iii) a $30 million secured term loan that matures 7 years from the date of the credit agreement closing. Both term loans fully amortize over their respective terms with quarterly payments. The interest rates on the loans vary from 1% to 3.75% above the lender's prime rate. The proceeds under the facility were used to refinance the then existing indebtedness, to finance the acquisitions, and general corporate purposes.

    We have entered into three amendments to the original credit agreement. The third amendment, dated January 30, 2000, provides for a maximum amount of borrowing under the secured revolving credit facility of $19,000,000. The amount of availability is calculated using a borrowing base of qualified accounts receivable and inventory. As of April 1, 2000, we had additional availability of approximately $4.2 million under the Harris facility. We are paying this lender a fee of .125% per month based upon the amount of the revolving credit commitment and the balance of the term loans. Under the terms of the third amendment, the Company shall issue to the lender warrants for Class A common stock equivalent to no more than 4.99% of its outstanding Class A and Class B common stock as of January 30, 2000, if its credit facility with that lender is not retired by September 20, 2000.

    In connection with the Harris financing, we have two fixed interest rate swap agreements with a commercial bank (the "counter party"). The first agreement has a notional principal amount of $10.0 million and a termination date of May 31, 2003. The second agreement has a notional principal amount of $14.6 million and a termination date of June 30, 2003. The notional principal amount declines over the term of both agreements based upon a defined amortization schedule. The counter party has the unilateral right to cancel both agreements as of June 30, 2001.

    Sources of funds to meet near term liquidity requirements for the businesses will be the cash flows from operations, the Harris line of credit, and management of working capital to reflect current levels of operations.

    The separate financing arrangements for the operations of the four manufacturing facilities acquired from Worthington Custom Plastics, Inc. are described below.

    On April 15, 1999, we entered into a financing agreement with GECC. The agreement contains a 4 1/2 year secured revolving credit facility with maximum availability of $24 million and a $26 million secured term loan with a 4 1/2 year term. The amount of availability is based upon a borrowing base of qualified accounts receivable and inventory. Both of the facilities bear interest at variable interest rates based on the prime rate, plus variable margins. We also incur a fee based upon a certain percentage of the unused revolving credit facility. The term loan facility amortizes quarterly throughout its term. We must also prepay certain amounts from the sale of assets, the issuance of new equity capital and from "excess cash flow", as defined in the agreement.

    As of April 1, 2000, we had additional availability of $3.6 million, under the GECC credit facility. We believe that the agreement with GECC will provide the necessary term and revolving financing, and along with cash flows from operations, will provide the necessary levels of liquidity for the operations acquired from Worthington Custom Plastics, Inc.

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

    We incurred $1.4 million of capital expenditures during the first quarter of 2000, primarily for purchases of manufacturing equipment. We estimate that our capital expenditures in 2000 will total approximately $6.0 million of which $2.5 million will be for production equipment and the remaining $3.5 million will be for normal replacement of equipment.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used for maintaining liquidity, funding capital expenditures, and expanding our operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower overall borrowing costs. To achieve its objectives, the Company has entered into two separate financing agreements, as described more fully in Item II above, for term loans and revolving credit facilities. The Company has also entered into two interest rate swap agreements, as required by its Harris financing arrangements, to limit the effect of increases in the interest rates on half of its floating rate term debt. Under the swap agreements, which expire May 31, 2003 to June 30, 2003, a LIBOR-equivalent interest rate component of the interest rate is limited to 5.875% on half of the Company's $39.1 million term loans.

    The Company does not enter into interest rate transactions for speculative purposes.

PART II—OTHER INFORMATION

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)
EXHIBITS

11.
The computation can be determined from this report.

27.
Financial data schedule.

(B)
Reports on Form 8-K.

Filed
Form 8-K on January 18, 2000 containing the agreement re: the sale of the assets of Carroll George Inc.

Filed
Form 8-K on February 29, 2000 reporting an amendment to its financing arrangements.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    MORTON INDUSTRIAL GROUP, INC.
                    By: /s/                     THOMAS D. LAUERMAN

                    Thomas D. Lauerman
                     Vice President of Finance

Dated: April 28, 2000

QuickLinks

PART 1—FINANCIAL INFORMATION
MORTON INDUSTRIAL GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS For the Three Months Ended April 1, 2000 and April 3, 1999 (Dollars In Thousands, Except Per Share Data) (Unaudited)
MORTON INDUSTRIAL GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS April 1, 2000 and December 31, 1999 (Dollars In Thousands)
MORTON INDUSTRIAL GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW For the Three Months Ended April 1, 2000 and April 3, 1999 (Dollars In Thousands) (Unaudited)
PART II—OTHER INFORMATION
SIGNATURES