Form 10-Q
period 2000-07-01
MORTON INDUSTRIAL GROUP INC
filed 2000-08-02
CIK 64247

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 1, 2000

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

Outstanding as of July 6, 2000
Class A Common Stock, $.01 par value	4,381,782
Class B Common Stock, $.01 par value	200,000

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MORTON INDUSTRIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended July 1, 2000 and July 3, 1999

(Dollars In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2000	July 3, 1999	July 1, 2000	July 3, 1999
Net sales	$71,887	$60,071	$144,981	$99,430
Cost of sales	61,669	53,704	123,994	87,407

Gross profit	10,218	6,367	20,987	12,023

Operating expenses
Selling expenses	1,652	1,671	3,151	2,996
Administrative expenses	5,635	5,074	10,615	8,556

Total operating expenses	7,287	6,745	13,766	11,552

Operating income (loss)	2,931	(378)	7,221	471

Other income (expense)
Interest expense	(2,730)	(1,967)	(5,321)	(3,549)
Other	329	(14)	341	(7)

Total other income (expense)	(2,401)	(1,981)	(4,980)	(3,556)

Income (loss) before income taxes and cumulative effect of accounting change	530	(2,359)	2,241	(3,085)
Income taxes	210	—	870	(46)

Income (loss) before cumulative effect of accounting change	320	(2,359)	1,371	(3,039)
Cumulative effect of accounting change	—	—	—	(1,074)

Net income (loss)	320	(2,359)	1,371	(4,113)
Dividends and accretion of discount on preferred shares	(229)	(331)	(427)	(331)

Net income (loss) available to common shareholders	$91	$(2,690)	$944	$(4,444)

Earnings (loss) per common share
Basic	$0.02	$(0.66)	$0.21	$(1.09)

Diluted	$0.02	$(0.66)	$0.20	$(1.09)

Weighted average number of common shares
Basic	4,564,167	4,067,573	4,534,294	4,067,573

Diluted	4,662,996	4,067,573	4,660,305	4,067,573

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

July 1, 2000 and December 31, 1999

(Dollars in Thousands)

	July 1, 2000	December 31, 1999
	(Unaudited)
ASSETS
Current Assets
Cash	$—	$—
Accounts, notes and other receivables, less allowance for doubtful accounts of $664 in 2000 and $320 in 1999	31,689	28,347
Inventories	25,898	22,420
Prepaid expenses	3,135	898
Refundable income taxes	63	63
Deferred income taxes	1,320	1,320

Total current assets	62,105	53,048

Property, plant and equipment, net of accumulated depreciation	55,669	56,333

Other, primarily goodwill, at amortized cost	11,367	11,827

Deferred income taxes	3,758	4,646

	$132,899	$125,854

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Outstanding checks in excess of bank balance	$3,862	$1,123
Current installments of long-term debt	8,743	10,076
Accounts payable	32,038	26,471
Accrued expenses	6,976	5,569

Total current liabilities	51,619	43,239

Long term debt, excluding current installments, and notes payable to banks	78,146	80,880

Other	302	312

Total liabilities	130,067	124,431

Redeemable preferred stock	5,806	5,379

Stockholders' Equity (Deficit)
Class A common stock	44	43
Class B common stock	2	2
Additional paid-in capital	20,018	19,981
Retained deficit	(23,038)	(23,982)

Total stockholders' equity (deficit)	(2,974)	(3,956)

	$132,899	$125,854

See accompanying notes to condensed consolidated financial statements.

	2000	1999
Net cash provided by operating activities	$3,788	$1,129

Cash flows from investing activities
Capital expenditures	(3,393)	(2,252)
Increase in intangible assets	(219)	(1,288)
Proceeds from sale of business unit	1,115	—
Worthington Custom Plastics, Inc. acquisition, net of estimated adjustment due seller	—	(30,287)
Other	—	(34)

Net cash used in investing activities	(2,497)	(33,861)

Cash flows from financing activities
Net borrowings (repayments) under revolving credit facility	2,960	12,542
Cash received on exercised options	37	—
Proceeds from issuance of preferred stock	—	4,250
Principal payments on long-term debt	(7,027)	(6,984)
Proceeds from issuance of long-term debt	—	24,000
Increase (decrease) in checks issued in excess of bank balance	2,739	(1,147)
Other	—	71

Net cash provided by (used in) financing activities	(1,291)	32,732

Net increase in cash	—	—
Cash at beginning of period	—	—

Cash at end of period	$—	$—

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$5,365	$1,824

Income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months and Six Months Ended July 1, 2000 and July  3, 1999 (Unaudited)

(1)  Nature of Business.

    The Company, operating through its subsidiaries, is a contract manufacturer and supplier of high-quality fabricated sheet metal and plastic components and subassemblies for construction, agricultural, and industrial original equipment manufacturers located primarily in the Midwestern and Southeastern United States.

(2)  Interim Financial Data.

    The Condensed Consolidated Financial Statements at July 1, 2000, and July 3, 1999, and for the three months and six months then ended are unaudited and reflect all adjustments, consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods indicated. The Company's fiscal quarters end on a Saturday (nearest to a quarter end) except for the fourth quarter which ends on December 31. For both the quarters ended July 1, 2000, and July 3, 1999, there were 64 shipping days. For both the six months ended July 1, 2000 and July 3, 1999, there were 129 shipping days. Results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year. The condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations of Morton Industrial Group, Inc. contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

    Certain amounts presented in prior years' financial statements have been reclassified to conform to the current year presentation.

(3)  The Company's inventory, in thousands of dollars, as of July 1, 2000, and December 31, 1999, is summarized as follows:

	July 1, 2000	December 31, 1999
Raw materials, purchased parts and manufactured components	$12,418	$8,646
Work-in-process	3,342	2,818
Finished goods	10,384	11,396

	26,144	22,860
Less allowance for obsolescence	(246)	(440)

	$25,898	$22,420

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

(5)  Earnings Per Share.

    The following reflects the reconciliation of the numerators and denominators of the earnings per share and the earnings per share assuming dilution computations:

	Quarter Ended July 1, 2000			Quarter Ended July 3, 1999
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	(Loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic income (loss) available to common shareholders	$91,000	4,564,167	$.02	$(2,690,000)	4,067,573	$(.66)

Effect of dilutive securities, stock options		98,829	—		—	—

Diluted income (loss) available to common shareholders		4,662,996	$.02		4,067,573	$(.66)

	Six Months Ended July 1, 2000			Six Months Ended July 3, 1999
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	(Loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic income (loss) available to common shareholders	$944,000	4,534,294	$.21	$(4,444,000)	4,067,573	$(1.09)

Effect of dilutive securities, stock options		126,011	(.01)		—	—

Diluted income (loss) available to common shareholders		4,660,305	$.20		4,067,573	$(1.09)

    The first six months, 1999 net (loss) includes a cumulative effect of accounting change, net of state income tax benefit, of $(1,074). The following table reflects the six month impact on basic (loss) per share of the cumulative effect of accounting change:

(Loss) before cumulative effect of accounting change	$(.83)
Cumulative effect of accounting change	(.26)

Net (loss)	$(1.09)

(6) Segment Reporting.

    The Company has two reportable segments, contract metal fabrication and contract plastic fabrication. The contract metal fabrication segment provides full service fabrication of parts and sub-assemblies for the construction, agricultural and industrial equipment industry. The contract plastic fabrication segment provides full-service vacuum formed and injected-molded parts and sub-assemblies for the construction, agricultural and industrial equipment industry. The following segment data is for the quarters ended July 1, 2000 and July 3, 1999:

	Contract Metal Fabrication	Contract Plastic Fabrication	Total
Quarter Ended July 1, 2000
Revenues from external customers	$41,832	$30,055	$71,887
Segment operating income	2,906	25	2,931
Quarter Ended July 3, 1999
Revenues from external customers	$26,374	$33,697	$60,071
Segment operating income	434	(812)	(378)
	Contract Metal Fabrication	Contract Plastic Fabrication	Total
Six Months Ended July 1, 2000
Revenues from external customers	$82,790	$62,191	$144,981
Segment operating income	6,624	597	7,221
Six Months Ended July 3, 1999
Revenues from external customers	$53,306	$46,124	$99,430
Segment operating income	1,527	(1,056)	471

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis describes changes in the Company's financial condition since December 31, 1999. The analysis of results of operations compares the quarters and six months ended July 1, 2000 and July 3, 1999.

RESULTS OF OPERATIONS

SECOND QUARTER, 2000 VERSUS SECOND QUARTER, 1999

    Our net revenues for the second quarter, 2000 were $71.9 million compared to $60.1 million for the second quarter of 1999, an increase of $11.8 million, or 19.6%. The revenue increase results primarily from seasonal demand and new projects during the first six months for our sheet metal fabricated components used in construction and industrial equipment. Some of our major customers are shifting their demand more toward the first six months of the calendar year. Also, the agricultural markets are slowly starting to stabilize. The demand for our plastics components was consistent from quarter to quarter.

    Our sales to Deere & Company and Caterpillar Inc., were approximately 51% and 45% of our revenues for the second quarters, 2000 and 1999, respectively. Revenues from these customers increased approximately 37% over the same period in 1999.

    Our gross profits for the second quarter, 2000 increased by approximately $3.9 million, an increase of 60.5%, versus the same three months in 1999. The overall gross profit percentage increased from 10.6% for the second quarter of 1999 to 14.2% for the second quarter of 2000. The increase in gross profit dollars and percentage resulted primarily from the increase in volume described above, partially offset by increased overtime and outsourcing costs that resulted from our customers shifting their demand into the first six months of the year.

    Our selling and administrative expenses for the second quarter, 2000 amounted to $7.3 million, or 10.1% of net sales compared to $6.7 million, or 11.2% of net sales for the second quarter of 1999. The reduced percentage was largely the result of the greater increase in net revenue.

    Our interest expense for the second quarter, 2000 was $2.7 million, an increase of $0.7 million compared to the second quarter of 1999. This increase was due primarily to higher rates of interest incurred in 2000 compared to 1999.

    For the second quarter of 2000, we provided $0.2 million of income taxes on pre-tax income of $0.5 million. The effective rate was approximately 40%. For the second quarter of 1999, we recognized no income benefit on pre-tax loss of $2.4 million. Our additional net operating loss carryforward created in the second quarter of 1999 was offset by an increase in the valuation allowance with no impact on the deferred tax assets.

FIRST SIX MONTHS, 2000 VERSUS FIRST SIX MONTHS, 1999

    Our net revenues for the first six months, 2000 were $145.0 million compared to $99.4 million for the first six months of 1999, an increase of $45.6 million, or 45.8%. We concluded an acquisition during the second quarter of 1999 that has provided incremental revenue during the first six months of 2000 of approximately $19.0 million. A revenue increase of approximately $26.6 million from the facilities owned in the first six months of both years resulted primarily from a seasonal demand and new projects during the first six months for our sheet metal fabricated components used in construction and industrial equipment. Some of our major customers are shifting their demand more toward the first six months of the calendar year.

    Our sales to Deere & Company and Caterpillar Inc., were approximately 50% and 59% of the Company's revenues for the first six months, 2000 and 1999, respectively. Revenues from these customers increased approximately 25% over the same period in 1999.

    Our gross profits for the first six months, 2000 increased by approximately $9.0 million, an increase of 74.6%, versus the same six months in 1999. The overall gross profit percentage increased from 12.1% for the first six months of 1999 to 14.5% for the first six months of 2000. The favorable gross profit increase resulted primarily from the volume increase, partially offset by increased overtime and outsourcing costs that resulted from our customers shifting their demand into the first six months of the year.

    Our selling and administrative expenses for the first six months, 2000 amounted to $13.8 million, or 9.5% of net sales compared to $11.5 million, or 11.6% of net sales for the first six months of 1999. The increase is due primarily to the additional 3 1/2 months of operations related to the April, 1999 Worthington acquisition. The reduced percentage was largely the result of the greater increase in net revenue.

    Our interest expense for the first six months, 2000 was $5.3 million, an increase of $1.8 million compared to the first six months of 1999. This increase was due primarily to higher average amounts of outstanding debt in the second quarter as a result of the April, 1999 Worthington acquisition and higher interest rates.

    For the first six months of 2000, we provided for $0.9 million of income taxes on pre-tax income of $2.2 million. The effective tax rate was approximately 38.8%. For the first six months of 1999, we recognized no income benefit on a pre-tax loss of $3.1 million. Our additional net operating loss carryforward created in the first six months of 1999 was offset by an increase in the valuation allowance with no impact on the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

    Our consolidated working capital at July 1, 2000 was $10.5 million compared to $9.8 million at December 31, 1999, an increase in working capital of approximately $0.7 million.

    We have two separate credit facilities. The first facility is with Harris Trust and Savings Bank (Harris), and serves the company's operations other than the operations acquired from Worthington Custom Plastics, Inc. (Worthington). The second facility, with General Electric Capital Corporation (GECC), serves the operations acquired from Worthington during the second quarter, 1999. These facilities are separate and provide financing for the named operations. The two credit facilities are separately secured by the assets of the operations they support.

    On May, 28, 1998, we entered into a credit agreement with Harris, as Agent. The credit agreement was a $90 million facility with the following components; (i) a $35 million secured revolving credit facility with a $10 million sub limit for letters of credit; (ii) a $25 million secured term loan that matures 5 years from the date of the credit agreement closing; and (iii) a $30 million secured term loan that matures 7 years from the date of the credit agreement closing. Both term loans fully amortize over their respective terms with quarterly payments. The interest rates on the loans vary from 1% to 3.75% above the lender's prime rate. We used the proceeds under the facility to refinance the then existing indebtedness, to finance the acquisitions, and for general corporate purposes.

    We have entered into three amendments to the original credit agreement. The third amendment, dated January 30, 2000, provides for a maximum amount of borrowing under the secured revolving credit facility of $19,000,000. The amount of availability is calculated using a borrowing base of qualified accounts receivable and inventory. As of July 1, 2000, we had additional availability of approximately $4.0 million under the Harris facility. We are paying this lender a fee of .125% per month based upon the amount of the revolving credit commitment and the balance of the term loans. Under the terms of the third amendment, we must issue to the lenders warrants for our Class A common stock equal to no more than

4.99% of our outstanding Class A and Class B common stock as of January 30, 2000, if this credit facility is not retired by September 20, 2000.

    In connection with the Harris financing, we have two fixed interest rate swap agreements with a commercial bank (the "counter party"). The first agreement has a notional principal amount of $9.4 million and a termination date of May 31, 2003. The second agreement has a notional principal amount of $14.6 million and a termination date of June 30, 2003. The notional principal amount declines over the term of both agreements based upon a defined amortization schedule. The counter party has the unilateral right to cancel both agreements as of June 30, 2001.

    Our sources of funds to meet near term liquidity requirements for the businesses not acquired from Worthington will be the cash flows from operations, the Harris line of credit, and management of working capital to reflect current levels of operations. We believe that these sources will be adequate through the end of the current fiscal year and beyond.

    Our separate financing arrangements for the operations acquired from Worthington are described below.

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

    As of July 1, 2000, we had additional availability of $3.6 million, under the GECC credit facility. We believe that the agreement with GECC will provide the necessary term and revolving financing, and along with cash flows from operations, will provide the necessary levels of liquidity for the operations acquired from Worthington through the end of the current fiscal year and beyond.

    As part of the financing for the Worthington acquisition, we issued 10,000 shares of redeemable preferred stock, which we must redeem in April, 2004 at $1,000 per share plus any dividends accrued since April 15, 1999. The $10 million face value preferred stock was recorded at its fair value of $4.25 million. We are accreting the discount over a five year period using the effective yield method. Dividends are payable in kind at the rate of 8% per annum. We believe that certain provisions of the agreement with Worthington preclude the payment of dividends, and no dividends have been accrued in 2000 (see Part II, Item 1 of this Form 10-Q).

    We are reviewing various methods of adjusting the Company's capital structure to better reflect its current business organization. Actions may include the issuance of subordinated debt, the issuance of preferred stock and the consolidation of our two senior credit facilities.

    We incurred $3.4 million of capital expenditures during the first six months of 2000, primarily for purchases of manufacturing equipment. We estimate that our capital expenditures in 2000 will total approximately $6.0 million, of which $2.5 million will be for additional production equipment and the remaining $3.5 million will be for normal replacement of equipment.

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

FORWARD LOOKING STATEMENTS

    "Safe Harbor" Statement Under The Private Securities Legislation Reform Act Of 1995: This Form 10-Q contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements containing the words "anticipates," "believes," "intends," "estimates," "expects," "projects" and similar words. The forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results expressed or implied by such forward looking statements. Such factors include, among others, the following: the loss of certain significant customers; the cyclicality of our construction and agricultural sales; risks associated with our acquisition strategy; general economic and business conditions, both nationally and in the markets in which we operate or will operate; competition; and other factors referenced in the Company's reports and registration statements filed with the Securities and Exchange Commission. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward looking statements. The forward looking statements contained herein speak only of the Company's expectation as of the date of this annual report. We disclaim any obligations to update any such factors or publicly announce the result of any revisions to any of the forward looking statements contained herein to reflect future events or developments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used for maintaining liquidity, funding capital expenditures, and expanding our operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower overall borrowing costs. To achieve its objectives, the Company has entered into two separate financing agreements, as described more fully in Item 2 above, for term loans and revolving credit facilities. The Company has also entered into two interest rate swap agreements, as required by its Harris financing arrangements, to limit the effect of increases in the interest rates on half of its floating rate term debt. Under the swap agreements, which expire May 31, 2003 to June 30, 2003, a LIBOR-equivalent interest rate component of the interest rate is limited to 5.875% on half of the Company's $37.9 million term loans.

    The Company does not enter into interest rate transactions for speculative purposes.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On May 1, 2000, Worthington Industries, Inc. (Worthington) filed suit (in the United States District Court for the Southern District of Ohio, Eastern Division) related to our 1999 acquisition of the non-automotive plastics business from Worthington. Worthington claims that it is owed additional amounts under the sales agreement and a related service agreement, and that it is owed dividends on the preferred stock that it received. We believe that certain warranties and representations made by Worthington at the time of acquisition have been breached and that amounts claimed by Worthington are not due. We have filed a counterclaim against Worthington related to these matters. Management believes that we will prevail in this litigation and does not anticipate any material impact on earnings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Morton Industrial Group, Inc., held its Annual Meeting on June 13, 2000 to:

    1.
    Elect five directors to serve for one year terms until the Annual Meeting of Shareholders in 2001.
    2.
    Consider and act upon a proposal to ratify the selection of KPMG, LLP as independent auditors of the Company for 2000.

The results of the shareholders' votes on each of these matters appear in the following tables.

Election of Directors:

	For	Withheld	Total
William D. Morton	4,563,989	45,405	4,609,394
Fred W. Broling	4,563,989	45,405	4,609,394
Alfred R. Glancy III	4,563,813	45,581	4,609,394
Mark W. Mealy	4,563,989	45,405	4,609,394
Willem F.P. de Vogel	4,563,816	45,578	4,609,394

Ratification of Selection of Independent Auditor:

	For	Against	Abstained	Total
KPMG LLP	4,605,396	2,836	1,162	4,609,394

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

Thomas D. Lauerman Vice President of Finance

Dated: August 2, 2000

QuickLinks

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MORTON INDUSTRIAL GROUP, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the Three Months and Six Months Ended July 1, 2000 and July 3, 1999 (Unaudited)
SIGNATURES