Form 10-Q
period 2000-09-30
MORTON INDUSTRIAL GROUP INC
filed 2000-11-08
CIK 64247

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-13198

                            ------------------------

                         MORTON INDUSTRIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

                   GEORGIA                                      38-0811650
       (State or other jurisdiction of                         (IRS Employer
       Incorporation or organization)                       Identification No.)

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

                                                              OUTSTANDING AS OF
                                                              OCTOBER 16, 2000
                                                              -----------------
Class A Common Stock, $.01 par value........................      4,401,479
Class B Common Stock, $.01 par value........................        200,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART 1--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         MORTON INDUSTRIAL GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                              ----------------------------   ----------------------------
                                              SEPTEMBER 30,    OCTOBER 2,    SEPTEMBER 30,    OCTOBER 2,
                                                   2000           1999            2000           1999
                                              --------------   -----------   --------------   -----------
Net sales...................................    $   67,575     $   60,123      $  212,556     $  159,553
Cost of sales...............................        59,802         52,853         183,796        140,260
                                                ----------     ----------      ----------     ----------
Gross profit................................         7,773          7,270          28,760         19,293
                                                ----------     ----------      ----------     ----------

Operating expenses
  Selling expenses..........................         1,724          1,598           4,875          4,594
  Administrative expenses...................         4,189          4,336          14,803         12,892
                                                ----------     ----------      ----------     ----------
                                                     5,913          5,934          19,678         17,486
                                                ----------     ----------      ----------     ----------
    Operating income (loss).................         1,860          1,336           9,082          1,807
                                                ----------     ----------      ----------     ----------

Other income (expense)
  Interest expense..........................        (2,688)        (2,269)         (8,009)        (5,818)
  Other.....................................            22            (15)            363            (22)
                                                ----------     ----------      ----------     ----------
    Total other income (expense)............        (2,666)        (2,284)         (7,646)        (5,840)
                                                ----------     ----------      ----------     ----------
    Income (loss) before income taxes and
      cumulative effect of accounting
      change................................          (806)          (948)          1,436         (4,033)

Income taxes................................          (320)            --             550            (46)
                                                ----------     ----------      ----------     ----------
Income (loss) before cumulative effect of
  accounting change.........................          (486)          (948)            886         (3,987)
Cumulative effect of accounting change......            --             --              --         (1,074)
                                                ----------     ----------      ----------     ----------
Net income (loss)...........................          (486)          (948)            886         (5,061)

Dividends and accretion of discount on
  preferred shares..........................          (235)          (399)           (662)          (730)
                                                ----------     ----------      ----------     ----------

Net income (loss) available to common
  shareholders..............................    $     (721)    $   (1,347)     $      224     $   (5,791)
                                                ==========     ==========      ==========     ==========
Earnings (loss) per common share
  Basic.....................................    $    (0.16)    $    (0.31)     $     0.05     $    (1.32)
                                                ==========     ==========      ==========     ==========
  Diluted...................................    $    (0.16)    $    (0.31)     $     0.05     $    (1.32)
                                                ==========     ==========      ==========     ==========

Weighted average number of common shares
  Basic.....................................     4,587,193      4,391,351       4,541,561      4,374,714
                                                ==========     ==========      ==========     ==========
  Diluted...................................     4,587,193      4,391,351       4,662,996      4,374,714
                                                ==========     ==========      ==========     ==========

See accompanying notes to condensed consolidated financial statements.

                         MORTON INDUSTRIAL GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                              SEPTEMBER 30
                                                                  2000        DECEMBER 31
                                                               (UNAUDITED)        1999
                                                              -------------   ------------
                           ASSETS

Current Assets
  Cash......................................................    $     --        $     --
  Accounts, notes and other receivables, less allowance for
    doubtful accounts of $563 in 2000 and $320 in 1999......      33,931          28,347
  Inventories...............................................      27,099          22,420
  Prepaid expenses..........................................       3,598             898
  Refundable income taxes...................................          63              63
  Deferred income taxes.....................................       1,320           1,320
                                                                --------        --------
    Total current assets....................................      66,011          53,048
                                                                --------        --------

Property, plant and equipment, net of accumulated
  depreciation..............................................      54,542          56,333
                                                                --------        --------
Other, primarily goodwill, at amortized cost................      11,020          11,827
                                                                --------        --------
Deferred income taxes.......................................       4,073           4,646
                                                                --------        --------
                                                                $135,646        $125,854
                                                                ========        ========

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Outstanding checks in excess of bank balance..............    $  4,990        $  1,123
  Current installments of long-term debt....................       8,988          10,076
  Accounts payable..........................................      34,379          26,471
  Accrued expenses..........................................       5,291           5,569
                                                                --------        --------
    Total current liabilities...............................      53,648          43,239
                                                                --------        --------

Long term debt, excluding current installments and notes
  payable to banks..........................................      78,485          80,880
                                                                --------        --------
Other.......................................................         302             312
                                                                --------        --------
    Total liabilities.......................................     132,435         124,431
                                                                --------        --------
Redeemable preferred stock..................................       6,041           5,379
                                                                --------        --------

Stockholders' Equity (Deficit)
  Class A common stock......................................          44              43
  Class B common stock......................................           2               2
  Additional paid-in capital................................      20,883          19,981
  Retained deficit..........................................     (23,759)        (23,982)
                                                                --------        --------
    Total stockholders' equity (deficit)....................      (2,830)         (3,956)
                                                                --------        --------
                                                                $135,646        $125,854
                                                                ========        ========

See accompanying notes to condensed consolidated financial statements.

                         MORTON INDUSTRIAL GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                2000       1999
                                                              --------   --------
Net cash provided by operating activities...................  $ 1,005    $ 1,666
                                                              -------    -------

Cash flows from investing activities
  Capital expenditures......................................   (4,987)    (4,009)
  Increase in intangible assets.............................     (219)    (1,308)
  Proceeds from sales of business units.....................    2,915         --
  Worthington Custom Plastics, Inc. acquisition, net of
    estimated adjustment due seller.........................       --    (30,287)
  Other.....................................................       --        (34)
                                                              -------    -------
      Net cash used in investing activities.................   (2,291)   (35,638)
                                                              -------    -------

Cash flows from financing activities
  Net borrowings (repayments) under revolving credit
    facility................................................    6,310     11,642
  Cash received on exercised options........................       39         45
  Proceeds from issuance of preferred stock.................       --      4,250
  Principal payments on long-term debt......................   (8,930)    (8,435)
  Proceeds from issuance of long-term debt..................       --     26,000
  Increase (decrease) in checks issued in excess of bank
    balance.................................................    3,867        448
  Other.....................................................       --         22
                                                              -------    -------
      Net cash provided by financing activities.............    1,286     33,972
                                                              -------    -------

Net increase in cash........................................       --         --
Cash at beginning of period.................................       --         --
                                                              -------    -------
Cash at end of period.......................................  $    --    $    --
                                                              =======    =======
Supplemental disclosure of cash flow information
  Cash paid during the period for:
    Interest................................................  $ 7,501    $ 5,745
                                                              =======    =======
    Income taxes............................................  $    --    $    --
                                                              =======    =======

See accompanying notes to condensed consolidated financial statements.

                         MORTON INDUSTRIAL GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2,
                                      1999
                                  (UNAUDITED)

(1)  NATURE OF BUSINESS.

    The Company, operating through its subsidiaries, is a contract manufacturer and supplier of high-quality fabricated sheet metal and plastic components and subassemblies for construction, agricultural, and industrial original equipment manufacturers located primarily in the Midwestern and Southeastern
United States.

(2)  INTERIM FINANCIAL DATA.

    The Condensed Consolidated Financial Statements at September 30, 2000, and October 2, 1999, and for the three months and nine months then ended are unaudited and reflect all adjustments, consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods indicated. The Company's fiscal quarters end on a Saturday (nearest to a quarter end) except for the fourth quarter which ends on December 31. For both the quarters ended September 30, 2000, and October 2, 1999, there were 63 shipping days. For both the nine months ended September 30, 2000 and October 2, 1999, there were 192 shipping days. Results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year. The condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations of Morton Industrial Group, Inc. contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

    Certain amounts presented in prior years' financial statements have been reclassified to conform to the current year presentation.

(3)  INVENTORIES

    The Company's inventory, in thousands of dollars, as of September 30, 2000, and December 31, 1999, is summarized as follows:

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                          2000            1999
                                                     --------------   -------------
Raw materials, purchased parts and
  Manufactured components..........................      $13,861         $ 8,646
Work-in-process....................................        3,191           2,818
Finished goods.....................................       10,293          11,396
                                                         -------         -------
                                                          27,345          22,860
Less allowance for obsolescence....................         (246)           (440)
                                                         -------         -------
                                                         $27,099         $22,420
                                                         =======         =======

(4)  ACCOUNTING CHANGE

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

(5)  EARNINGS PER SHARE.

    The following reflects the reconciliation of the numerators and denominators of the earnings per share and the earnings per share assuming dilution computations:

                             QUARTER ENDED SEPTEMBER 30, 2000            QUARTER ENDED OCTOBER 2, 1999
                          ---------------------------------------   ---------------------------------------
                           EARNINGS        SHARES       PER SHARE     (LOSS)         SHARES       PER SHARE
                          (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)   (DENOMINATOR)    AMOUNT
                          -----------   -------------   ---------   -----------   -------------   ---------
Basic income (loss)
  available to common
  shareholders..........   $(721,000)     4,587,193       $(.16)    $(1,347,000)    4,391,351      $ (.31)
                           =========                                ===========
Effect of dilutive
  securities, stock
  options and
  warrants..............                         --          --                            --          --
                                          ---------       -----                     ---------      ------
Diluted income (loss)
  available to common
  shareholders..........                  4,587,193       $(.16)                    4,391,351      $ (.31)
                                          =========       =====                     =========      ======

                           NINE MONTHS ENDED SEPTEMBER 30, 2000        NINE MONTHS ENDED OCTOBER 2, 1999
                          ---------------------------------------   ---------------------------------------
                           EARNINGS        SHARES       PER SHARE     (LOSS)         SHARES       PER SHARE
                          (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)   (DENOMINATOR)    AMOUNT
                          -----------   -------------   ---------   -----------   -------------   ---------
Basic income (loss)
  available to common
  shareholders..........   $ 224,000      4,541,561       $ .05     $(5,791,000)    4,374,714      $(1.32)
                           =========                                ===========
Effect of dilutive
  securities, stock
  options and
  warrants..............                    121,435          --                            --          --
                                          ---------       -----                     ---------      ------
Diluted income (loss)
  available to common
  shareholders..........                  4,662,996       $ .05                     4,374,714      $(1.32)
                                          =========       =====                     =========      ======

    The first nine months, 1999 net (loss) includes a cumulative effect of accounting change, net of state income tax benefit, of $(1,074). The following table reflects the nine month impact on basic (loss) per share of the cumulative effect of accounting change:

(Loss) before cumulative effect of accounting change........  $(1.08)
Cumulative effect of accounting change......................    (.24)
                                                              ------
Net (loss)..................................................  $(1.32)
                                                              ======

(6)  SEGMENT REPORTING.

    The Company has two reportable segments, contract metal fabrication and contract plastic fabrication. The contract metal fabrication segment provides full service fabrication of parts and sub-assemblies for the construction, agricultural and industrial equipment industry. The contract plastic fabrication segment provides full-service vacuum formed and injected-molded parts and sub-assemblies for the construction, agricultural and industrial equipment industry. The following segment data is for the quarters and nine months ended September 30, 2000 and October 2, 1999:

                                         CONTRACT METAL   CONTRACT PLASTIC
                                          FABRICATION       FABRICATION       TOTAL
                                         --------------   ----------------   --------
QUARTER ENDED SEPTEMBER 30, 2000
Revenues from external customers.......     $ 34,957           $32,618       $ 67,575
Segment operating income...............        1,141               719          1,860

QUARTER ENDED OCTOBER 2, 1999
Revenues from external customers.......     $ 25,324           $34,799       $ 60,123
Segment operating income...............        1,034               302          1,336

                                         CONTRACT METAL   CONTRACT PLASTIC
                                          FABRICATION       FABRICATION       TOTAL
                                         --------------   ----------------   --------
NINE MONTHS ENDED SEPTEMBER 30, 2000
Revenues from external customers.......     $117,649           $94,907       $212,556
Segment operating income...............        7,687             1,395          9,082

NINE MONTHS ENDED OCTOBER 2, 1999
Revenues from external customers.......     $ 78,630           $80,923       $159,553
Segment operating income...............        2,561              (754)         1,807

(7)  WARRANTS ISSUED TO LENDERS

    On September 20, 2000, the Company issued warrants to purchase an aggregate number of shares of its Class A common stock equal to the greater of (a) 4.99% of the total outstanding shares of Class A and Class B common stock, calculated at the time of exercise, exclusive of certain shares issued as employee or director compensation or pursuant to the warrants, or (b) 238,548 shares. The 238,548 warrants issued are exercisable at any time during the period from September 28, 2000 through September 28, 2001, at an exercise price of $.01 per share.

    These warrants were issued pursuant to a provision of the third amendment to a credit agreement with Harris Trust and Savings Bank which provided that if the credit facility was not retired by September 20, 2000, the Company would issue the warrants.

    This transaction was accounted for as a discount of long-term debt and an increase to additional paid-in capital of approximately $0.9 million. The discount is being amortized over the terms of the loans at Harris Trust and Savings Bank.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis describes changes in the Company's financial condition since December 31, 1999. The analysis of results of operations compares the quarters and nine months ended September 30, 2000 and October 2, 1999.

RESULTS OF OPERATIONS

THIRD QUARTER, 2000 VERSUS THIRD QUARTER, 1999

    Our net revenues for the third quarter, 2000 were $67.6 million compared to $60.1 million for the third quarter of 1999, an increase of $7.5 million, or 12.4% The revenue increase results primarily from new projects for our sheet metal fabricated components used in construction and industrial equipment. Also, the agricultural markets are slowly starting to stabilize. The demand for our plastics components was slightly lower from quarter to quarter.

    Our sales to Deere & Company and Caterpillar Inc., were approximately 52% and 40% of our revenues for the third quarters, 2000 and 1999, respectively.

    Our gross profits for the third quarter, 2000 increased by approximately $0.5 million, an increase of 6.9%, versus the same three months in 1999. The overall gross profit percentage decreased from 12.1% for the third quarter of 1999 to 11.5% for the third quarter of 2000. The decrease in gross profit dollars and percentage resulted primarily from start-up costs associated with introducing new projects into production.

    Our selling and administrative expenses for the third quarter, 2000 amounted to $5.9 million, or 8.8% of net sales compared to the same $5.9 million, or 9.9% of net sales for the third quarter of 1999. The reduced percentage was largely the result of the increase in net revenue.

    Our interest expense for the third quarter, 2000 was $2.7 million, an increase of $0.4 million compared to the third quarter of 1999. This increase was due primarily to higher rates of interest incurred in 2000 compared to 1999.

    For the third quarter of 2000, we recognized a $0.3 million income tax benefit on a pre-tax loss of $0.8 million. The effective rate was approximately 40%. For the third quarter of 1999, we recognized no income benefit on a pre-tax loss of $0.9 million. Our additional net operating loss carry forward created in the third quarter of 1999 was offset by an increase in the valuation allowance with no impact on the net deferred tax assets.

FIRST NINE MONTHS, 2000 VERSUS FIRST NINE MONTHS, 1999

    Our net revenues for the first nine months, 2000 were $212.6 million compared to $159.6 million for the first nine months of 1999, an increase of $53.0 million, or 33.2%. We concluded an acquisition during the second quarter of 1999 that has provided incremental revenue during the first nine months of 2000 of approximately $17.4 million. A revenue increase of approximately
$35.6 million from the facilities owned in the first nine months of both years resulted primarily from a seasonal demand and new projects during the first six months for our sheet metal fabricated components used in construction and industrial equipment. Some of our major customers are shifting their demand more toward the first six months of the calendar year.

    Our sales to Deere & Company and Caterpillar Inc., were approximately 55% and 52% of the Company's revenues for the first nine months, 2000 and 1999, respectively.

    Our gross profits for the first nine months, 2000 increased by approximately $9.5 million, an increase of 49%, versus the same nine months in 1999. The overall gross profit percentage increased from 12.1% for the first nine months of 1999 to 13.5% for the first nine months of 2000. The favorable gross profit increase resulted primarily from the volume increase, partially offset by increased overtime and outsourcing costs that resulted from our customers shifting their demand into the first six months of the year.

    Our selling and administrative expenses for the nine months, 2000 amounted to $19.7 million, or 9.3% of net sales compared to $17.5 million, or 11.0% of net sales for the first nine months of 1999. The increase is due primarily to the additional 3 1/2 months of operations related to the April, 1999 Worthington acquisition. The reduced percentage was largely the result of the increase in net revenue.

    Our interest expense for the first nine months, 2000 was $8.0 million, an increase of $2.2 million compared to the first nine months of 1999. This increase was due primarily to higher average amounts of outstanding debt in the second quarter as a result of the April, 1999 Worthington acquisition and higher interest rates.

    For the first nine months of 2000, we provided for $0.6 million of income taxes on pre-tax income of $1.4 million. The effective tax rate was approximately 38.4%. For the first nine months of 1999, we recognized no income tax benefit on a pre-tax loss of $4.0 million. Our additional net operating loss carry forward created in the first nine months of 1999 was offset by an increase in the valuation allowance with no impact on the net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

    Our consolidated working capital at September 30, 2000 was $12.4 million compared to $9.8 million at December 31, 1999, an increase in working capital of approximately $2.6 million.

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

    On May, 28, 1998, we entered into a credit agreement with Harris, as Agent. The credit agreement, as amended, provides a credit facility with the following components: (i) a $19 million secured revolving credit facility; (ii) a $25 million secured term loan that matures 5 years from the date of the credit agreement closing; and (iii) a $30 million secured term loan that matures 7 years from the date of the credit agreement closing. Both term loans fully amortize over their respective terms with quarterly payments. The interest rates on the loans vary from 1% to 3.75% above the lender's prime rate. We used the proceeds under the facility to refinance the then existing indebtedness, to finance the 1998 acquisitions, and for general corporate purposes. As described in Part II, Item 2, warrants were issued on September 20, 2000 in connection with the Harris credit agreement.

    The amount of revolving credit availability is calculated using a borrowing base of qualified accounts receivable and inventory. As of September 30, 2000, we had additional availability of approximately $4.0 million under the Harris facility. We are paying this lender a fee of .125% per month based upon the amount of the revolving credit commitment and the balance of the term loans.

    In connection with the Harris financing, we have two fixed interest rate swap agreements with a commercial bank (the "counter party"). The first agreement has a notional principal amount of $9.4 million and a termination date of May 31, 2003. The second agreement has a notional principal amount of $14.6 million and a termination date of June 30, 2003. The notional principal amount declines over the term of both agreements based upon a defined amortization schedule. The counter party has the unilateral right to cancel both agreements as of June 30, 2001. As described in Item 3 below, these agreements are for the purpose of limiting the effects of interest rate increases on half of the Company's floating rate term debt.

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

    As of September 30, 2000, we had additional availability of $1.6 million, under the GECC credit facility. We believe that the agreement with GECC will provide the necessary term and revolving financing, and along with cash flows from operations, will provide the necessary levels of liquidity for the operations acquired from Worthington through the end of the current fiscal year and beyond.

    As part of the financing for the Worthington acquisition, we issued 10,000 shares of redeemable preferred stock, which we must redeem in April, 2004 at $1,000 per share plus any dividends accrued since April 15, 1999. The $10 million face value preferred stock was recorded at its fair value of $4.25 million. We are accreting the discount over a five year period using the effective yield method. Dividends are payable in kind at the rate of 8% per annum. We believe that certain provisions of the agreement with Worthington preclude the payment of dividends, and no dividends have been accrued in 2000.

    Overall, our increases in accounts receivable and inventories of approximately $10.3 million were more than offset by increases of $11.8 million in accounts payable and other current liabilities.

    We are reviewing various methods of adjusting the Company's capital structure to better reflect its current business organization. Actions may include the issuance of subordinated debt, the issuance of preferred stock and the consolidation of our two senior credit facilities.

    We incurred $5.0 million of capital expenditures during the first nine months of 2000, primarily for purchases of manufacturing equipment. We estimate that our capital expenditures in 2000 will total approximately $6.5 million, of which $2.5 million will be for additional production equipment and the remaining $4.0 million will be for normal replacement of equipment.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used for maintaining liquidity, funding capital expenditures, and expanding our operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower overall borrowing costs. To achieve its objectives, the Company has entered into two separate financing agreements, as described more fully in Item 2 above, for term loans and revolving credit facilities. The Company has also entered into two interest rate swap agreements, as required by its Harris financing arrangements, to limit the effect of increases in the interest rates on half of its floating rate term debt. Under the swap agreements, which expire May 31, 2003 to June 30, 2003, a LIBOR-equivalent interest rate component of the interest rate is limited to 5.875% on half of the Company's $37.9 million of term loans.

    The Company does not enter into derivative transactions for speculative purposes.

                           PART II--OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

    On September 20, 2000, the Company issued warrants to purchase an aggregate number of shares of its Class A common stock equal to the greater of (a) 4.99% of the total outstanding shares of Class A and Class B common stock, calculated at the time of exercise, exclusive of certain shares issued as employee or director compensation or pursuant to the warrants, or (b) 238,548 shares. The 238,548 warrants issued are exercisable at any time during the period from September 28, 2000 through September 28, 2001, at an exercise price of $.01 per share.

    These warrants were issued pursuant to a provision of the third amendment to a credit agreement with Harris Trust and Savings Bank which provided that if the credit facility was not retired by September 20, 2000, the Company would issue the warrants.

ITEM 5.  OTHER INFORMATION

    Effective October 20, 2000, the Company's common stock began trading on the Nasdaq SmallCap Market under the symbol MGRPC. The prior symbol was MGRP. The Company failed to meet Nasdaq's minimum net income requirement of $500,000 as of December 31, 1999, but was granted a temporary exception from the standard. The exception will expire on April 2, 2001, subject to several interim steps. In the event that the Company is deemed to have met the terms of the exception, it shall continue to be listed on the Nasdaq SmallCap Market. The Company believes that it can meet these conditions, however, there can be no assurance that it will do so. Failure to meet the conditions at any time over the course of the exception would result in delisting from the Nasdaq SmallCap Market. If at some future date the Company's securities should cease to be listed on the Nasdaq SmallCap Market, the Company may continue to be listed on the OTC-Bulletin Board.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

    11.   The computation can be determined from this report.

    27.   Financial data schedule.

    99.1  Press release dated October 19, 2000

    99.2  Press release dated October 20, 2000

(B)  Reports on Form 8-K.

    Form 8-K filed on October 6, 2000 related to the issuance of warrants.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     MORTON INDUSTRIAL GROUP, INC.

                                                     By:  /s/ THOMAS D. LAUERMAN
                                                          --------------------------------------------
                                                          Thomas D. Lauerman
                                                          VICE PRESIDENT OF FINANCE

Dated: November 8, 2000