Form 10-K
period 2000-12-31
MORTON INDUSTRIAL GROUP INC
filed 2001-04-02
CIK 64247

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   /x/

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   / /

    As of March 13, 2001, the aggregate market value of the Class A Common Stock held by non-affiliates was approximately $3,240,000 and there were 4,400,850 shares of Class A Common Stock and 200,000 shares of Class B Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held in June, 2001 are incorporated by reference into Part III hereof.

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

PART I

Item 1. Business

General Development of the Business

    On January 20, 1998, Morton Metalcraft Holding Co. and its subsidiaries ("Morton") merged (the "Merger") with MLX Corp. ("MLX"), with MLX being the surviving corporation. As a result of the Merger, Morton ceased to exist as a separate corporate entity and MLX amended its Articles of Incorporation to change the corporate name of MLX to Morton Industrial Group, Inc. (the Company). Morton was engaged in the business of manufacturing fabricated metal components for construction and agricultural original equipment manufacturers.

    Since the date of Merger, we have made four acquisitions in 1998, one acquisition in 1999 and one disposition at the end of 1999.

    We established our Morton Custom Plastics Division in March 1998 through the acquisition of Carroll George Inc., located in Northwood, Iowa, a manufacturer of thermoformed acoustic products for construction and agricultural original equipment manufacturers. We expanded our plastic manufacturing capabilities and capacity with the acquisition of Mid-Central Plastics in May, 1998. Operating out of its facility in West Des Moines, Iowa, Mid-Central Plastics specializes in manufacturing injection molded plastic products for construction and agricultural original equipment manufacturers as well as other industrial customers. We sold the assets of Carroll George Inc. on December 31, 1999.

    In April 1998, we acquired B&W Metal Fabricators, a sheet metal fabricator with a facility in Welcome, North Carolina. Through the acquisition of B&W Metal Fabricators, we expanded our presence in the southeastern United States, allowing us to better serve our existing customers. We also acquired certain assets of SMP Steel Corporation in 1998, including its sheet metal fabrication facility in Honea Path, South Carolina. The acquisition of these assets added metal fabrication capacity for our growing business in the southeastern United States.

    On April 15, 1999, we acquired from Worthington Custom Plastics three manufacturing facilities that produce plastic components for industrial original equipment manufacturers. The Worthington acquisition expanded our plastic product offerings to include washing machine parts, electronics housings and other injection molded and thermoformed plastic products. The Worthington acquisition provided us critical mass in the plastics business and added new original equipment manufacturers to our customer base.

Narrative Description of Business

BUSINESS

Overview

    We are a contract manufacturer of highly engineered metal and plastic components and subassemblies for industrial, construction and agricultural original equipment manufacturers ("OEM's"). Our metal products include cabs, engine enclosures, panels, platforms, frames and complex weldments used in backhoes, excavators, tractors, lifts and similar industrial equipment. Our plastic products include parts used in off-road recreational vehicles, home appliances, aircraft interiors, electronic equipment enclosures and covers, marine engines and commercial lighting products. Our largest customers include Deere & Co. ("Deere"), Caterpillar Inc. ("Caterpillar"), GE Appliances, B/E Aerospace, Compaq and Polaris Industries. Our twelve manufacturing facilities are located in the midwestern and southeastern United States in close proximity to their customers.

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

    Historically, our largest customers, Deere, Caterpillar, GE Appliances, B/E Aerospace, Compaq and Polaris Industries, have been supplied by a large number of local suppliers that would each produce a small number of products. As these OEMs have increased the complexity of their equipment and become more dependent on component and subassembly suppliers, they have reduced the size of their supplier base and have established close relationships with a smaller number of sophisticated suppliers who can provide a range of services, including design engineering, prototyping, sophisticated quality systems, and just-in-time delivery. The high levels of service necessary to serve these customers, coupled with significant tooling investments, have resulted in the sole-sourcing of many products rather than dual or multi-sourcing. Currently, we are the sole-source provider of over 85% of the products that we supply to our customers. As these customers continue to reduce the size of their supplier base and outsource a growing percentage of their product needs, we expect to become the sole-source provider on an increasing number of products.

Industrial Equipment

    We produce a range of components and subassemblies for equipment used in a variety of industrial applications. Our products are used in off-road recreational vehicles, home appliances, computer equipment, aircraft interiors and commercial lighting products. Customers in the industrial equipment area generally serve stable or growth markets, and these customers include GE Appliances, Compaq, B/E Aerospace, Honda, Yamaha, Polaris, Arctic Cat, and Lithonia Lighting. Industrial equipment products account for approximately 55% of our 2000 net sales.

Construction Equipment

    The $22 billion U.S construction equipment industry includes construction, earth moving and forestry equipment, as well as some material handling equipment, lifts, off-highway trucks and a variety of machines for specialized industrial applications. Caterpillar and Deere dominate the U.S. construction equipment industry, and together accounted for approximately 55% of total unit sales in 2000. We supply metal components and subassemblies, such as engine enclosures, panels, platforms, frames and complex weldments as well as plastic components such as interior cab dash surround panels, air ducts and handles.

Our customers use these products in backhoes, excavators, wheel loaders, skid steer loaders, lifts and similar construction equipment. Our sales per construction equipment vehicle range from $500 to $2,500. Construction equipment products account for approximately 30% of our 2000 net sales.

Agricultural Equipment

    The $15 billion U.S. agricultural equipment industry includes large, relatively expensive products such as tractors, combines and other farming equipment. Deere and Caterpillar accounted for approximately 35% of total agricultural equipment unit sales in 2000. We supply metal components and subassemblies such as steps, fenders, feeder housings, grills, and landing decks as well as plastic components such as fenders, tool boxes, facia and covers used in tractors, combines and other agricultural equipment. Our sales per agricultural equipment vehicle range from $200 to $4,000. Agricultural equipment products account for approximately 15% of our 2000 net sales.

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

  •
  Special Weldments—lift arms, seat modules, frames, guards, platforms, step assemblies and cabs used in backhoes, excavators, crawlers, tractors and skid steer loaders; components for refuse haulers and recreational vehicles

  •
  Fabricated Steel Tanks—fuel and hydraulic fluid reservations used in motor graders, trucks, crawlers, wheel loaders and excavators.

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

Our thermoformed plastic capabilities include vacuum and pressure thermoforming, robotic router trimming, and adhesive and ultrasonic bonding. In addition, we have extensive capability in plastic machining including specialized equipment to handle plastic gears.

    Plastic Components include:

  •
  Electronics Enclosures and Components—doors, racks, bezels, card holders, back plan connectors and other products that are required on computer servers, memory storage units, monitors and other electronic equipment.

  •
  Appliance Parts and Components—agitators, tub covers and balance rings for clothes washers, control panels and silverware baskets for dishwashers and door handles for refrigerators.

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

    Sheet Metal Fabrication.  Our sheet metal fabrication capabilities include laser cutting, forming, press punching, folding, welding, painting and assembly processes. Our sheet metal fabrication processes, operating on information created by Pro Engineering software, use optic laser cutting machines to cut parts at high speeds. We use robotic welders to complement our manual welding operations. Our painting operations are capable of producing the wide variety of paint finishes required by our customers.

    Injection Molded and Thermoforming Plastic Components.  Our injection molded plastic capabilities include ultrasonic and hot plate welding, adhesive and solvent bonding, insert staking, snapfit and fastener assembly. Our injection molded processes use injection molding machine presses and gas assist units. Our thermoformed plastic capabilities include vacuum and pressure thermoforming, robotic trimming, and adhesive and ultrasonic bonding. These processes are performed on thermoform units and automated robotic trim stations.

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

Backlog

    Our backlog of orders was approximately $150.0 million at December 31, 2000, and $135.0 million at December 31, 1999. We anticipate that we will substantially fill all of the backlog orders as of December 31, 2000 during the current year.

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

Employees

    As of March 1, 2001, we employed 2,407 employees, of which 1,966 were hourly and 441 were salaried. None of these employees was subject to a collective bargaining agreement. We believe our relationship with our employees is good.

Item 2. Properties

    The following table presents summary information regarding our facilities. The properties are owned except where indicated by the word "leased". Lease terms for these facilities expire between 2001 and 2008. Our facilities are generally located in close proximity to our customers.

Location	Approx. Sq. Ft.	Products Manufactured
844 (leased) and 1021 West Birchwood Street,Morton, IL	310,000	Sheet metal enclosures and boxes, sheet metal component packages and store fixtures
400 Detroit Avenue,Morton, IL (leased)	155,000	Special weldments, including seat modules, cabs and fabricated steel tanks
Peoria, IL (leased)	160,000	Special weldments, including feeder housings and tractor frames
Apex, NC (leased)	100,000	Special weldments, sheet metal enclosures and boxes, sheet metal component packages and fabricated steel tanks
Honea Path, SC	30,000	Store fixtures and sheet metal component packages
Welcome, NC	185,000	Sheet metal enclosures and boxes, special weldments, fabricated steel tanks and sheet metal component packages
West Des Moines, IA	115,000	Off road work and recreational vehicle parts and subassemblies, off road vehicle interiors and appliance parts and components
7301 Caldwell Road Harrisburg, NC	110,000	Electronics enclosures and components and other plastic components and subassemblies
5685 Hwy 49 South Harrisburg, NC (leased)	127,000	Plastic components and subassemblies
Concord, NC (leased)	76,000	Plastics components and subassemblies
Lebanon, KY	176,000	Appliance parts and components, off road work and recreational vehicle parts and subassemblies and other plastic components and subassemblies
St. Matthews, SC	135,000	Off road work and recreational vehicle parts and subassemblies and other plastic components and subassemblies

    In addition to manufacturing operations, our 1021 W. Birchwood Street complex in Morton, Illinois, houses the senior management of the Company.

    While we own much of the equipment used in our operations, we also use customer-owned tooling and equipment as well as equipment under operating leases. We believe our facilities are adequate to satisfy current and reasonably anticipated production requirements.

Item 3. Legal Proceedings

    On May 1, 2000, Worthington Industries, Inc. (Worthington) filed suit (in the United States District Court for the Southern District of Ohio, Eastern Division) related to our 1999 acquisition of the non-automotive plastics business from Worthington. Worthington claims that it is owed additional amounts under the sales agreement and a related service agreement, and that it is owed dividends on the preferred stock that it received. We believe that certain warranties and representations made by Worthington at the time of acquisition have been breached and that amounts claimed by Worthington are not due. We have filed a counterclaim against Worthington related to these matters. Management believes that we will prevail in this litigation and does not anticipate any material impact on our financial condition or results of operations.

    We are also involved in routine litigation. We are not currently a party to any legal proceedings that we believe would have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to Vote of Security Holders

    Not applicable

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

    During 1999 and through October 19, 2000, our Class A common stock traded on the Nasdaq Small Cap Market under the symbol "MGRP". Effective October 20, 2000, the Company's Class A common stock began trading on the Nasdaq Small Cap Market under the symbol "MGRPC".

    The following table sets forth the quarterly high and low close prices during 2000 and 1999 as reported by the Nasdaq Stock Market.

	High	Low
2000
October 1 to December 31	$3.438	$1.125
July 1 to September 30	$4.750	$3.125
April 1 to June 30	$6.000	$3.000
January 1 to March 31	$6.375	$3.125
1999
October 1 to December 31	$5.125	$2.750
July 1 to September 30	$7.375	$4.125
April 1 to June 30	$9.000	$6.500
January 1 to March 31	$14.000	$8.250

    As of March 13, 2001 there were 3,573 holders of record and 1,998 beneficial holders of our Class A Common Stock.

    We did not declare or pay any common stock dividends in our fiscal years ended December 31, 2000 and 1999. Our credit agreements preclude the payment of dividends.

    On September 20, 2000, the Company issued warrants to purchase 238,548 shares of its Class A common stock. The warrants are exercisable at any time during the period from September 28, 2000 through September 28, 2001, at an exercise price of $.01 per share.

Item 6. Selected Financial Data

SELECTED HISTORICAL FINANCIAL DATA

    Set forth below are certain selected historical financial data. This information should be read in conjunction with our financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein. The financial data for, and as of the end of, the fiscal years ended June 30, 1996 and 1997, the six months ended December 31, 1997 and the fiscal years ended December 31, 1998, 1999 and 2000 are derived from our audited financial statements. The financial data for, and as of the end of, the six months ended December 31, 1996 and the year ended December 31, 1997 are derived from our unaudited financial statements.

	Year Ended June 30,		Six Months Ended December 31,		Year Ended December 31,
	1996	1997	1996	1997	1997	1998	1999	2000
	(in thousands)
Operating data:
Net sales	$59,006	$80,762	$32,958	$46,598	$94,402	$151,196	$219,323	$278,828
Cost of sales	50,049	70,541	29,206	41,932	83,267	129,740	194,434	242,721
Gross profit	8,957	10,221	3,752	4,666	11,135	21,456	24,889	36,107
Selling and administrative expenses	4,900	7,003	2,578	4,591	9,016	14,499	24,067	26,996
Merger related charges(1)	—	—	—	6,069	6,069	—	—	—
Operating income (loss)	4,057	3,218	1,174	(5,994)	(3,950)	6,957	822	9,111
Gain (loss) on sale of business units and other	—	—	—	—	—	320	(2,463)	1,338
Interest and other expense	(3,096)	(3,206)	(1,597)	(1,682)	(3,291)	(4,779)	(8,193)	(10,801)
Earnings (loss) before income taxes, accounting change and extraordinary charge	961	12	(423)	(7,676)	(7,241)	2,498	(9,834)	(352)
Income taxes	(424)	(5)	141	3,031	2,885	(415)	1,165	1,230
Earnings (loss) before accounting change and extraordinary charge	$537	$7	$(282)	$(4,645)	$(4,356)	$2,083	$(8,669)	878
Earnings (loss) before accounting change and extraordinary charge per share:
Basic	.28	—	(.15)	(2.39)	(2.24)	.52	(2.04)	.19
Diluted	.16	—	(.15)	(2.39)	(2.24)	.45	(2.04)	.19
Financial position (at end of period):
Working capital	$4,078	$2,147	$3,869	$(4,575)	$(4,575)	$9,258	$9,809	$12,858
Total assets	29,576	34,362	29,142	39,388	39,388	99,603	125,706	130,533
Total debt	26,994	27,608	27,328	32,494	32,494	70,292	90,956	88,357
Stockholders' equity (deficit)	$(9,106)	$(9,099)	$(9,388)	$(13,552)	$(13,552)	$6,868	$(3,956)	$(3,073)

(1)
Merger related charges includes $4,000 for one-time bonuses paid to members of management and other employees, $1,324 of professional fees and $745 in compensation expense from issuance of stock options, all of which were incurred by Morton in connection with the merger with MLX.

    Note: Certain amounts in the 1997, 1998 and 1999 selected historical financial data have been reclassified to conform to the 2000 presentation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this annual report.

General

    We are a contract manufacturer of highly engineered metal and plastic components and subassemblies for construction, agricultural and industrial original equipment manufacturers. Our largest customers, Caterpillar Inc. and Deere & Co., accounted for approximately 53% of our 2000 net sales.

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

Results of Operations

    The following table presents certain historical financial information expressed as a percentage of our net sales.

	Year Ended December 31,
	1998	1999	2000
Statements of Operations Data:
Net sales	100.0%	100.0%	100.0%
Gross profit	14.2	11.3	13.0
Selling and administrative expenses	9.6	11.0	9.7
Operating income (loss)	4.6	0.3	3.3
Gain (loss) on sales of business units and other	—	(1.1)	.5
Interest and other expense	2.9	3.7	3.9
Earnings (loss) before income taxes, cumulative effect of accounting change and extraordinary charge	1.7	(4.5)	(.1)

Year Ended December 31, 2000 versus Year Ended December 31, 1999

    Net sales for the year ended December 31, 2000 were $278.8 million compared to $219.3 million for the year ended December 31, 1999, an increase of $59.5 million or 27.1%. Sales increased over $41.4 million in the contract metal fabrication segment of the business. This increase resulted primarily from existing customers' selection of us to manufacture components for new construction and agricultural products. Sales for the contract plastics fabrication segment of the business increased by $18.1 million for

2000 compared to 1999, due primarily to a full year of operations for Morton Custom Plastics, acquired in April, 1999; sales decreased, however, on a pro forma basis approximately $9 million for 2000 compared to 1999. This approximately 6% decrease resulted from lower sales of computer-related products.

    Sales to Caterpillar and Deere were approximately 53% and 49% of our net sales for 2000 and 1999, respectively.

    Gross profit for the year ended December 31, 2000 was $36.1 million compared with $24.9 million for the year ended December 31, 1999, an increase of $11.2 million or 45.1%. Gross profit for the contract metal fabrication segment of the business increased $4.9 million, or 33.8%. The overall gross profit percentage for this segment decreased slightly, to 13.2% from 13.7%, primarily as a result of costs incurred related to new projects. Gross profit for the contract plastic fabrication segment increased $6.3 million, or 60.8%, due primarily to a full year of operations for Morton Custom Plastics, acquired in April, 1999. The combined gross profit percentage increased to 13.0% from 11.3%, primarily as a result of cost savings efforts introduced at the facilities acquired in 1999.

    Selling and administrative expenses for the year ended December 31, 2000 amounted to $27.0 million compared with $24.1 million in the prior year, an increase of $2.9 million or 12.2%. This increase relates primarily to costs incurred by the operations acquired in 1999. During 2000, we owned those facilities for a full year, compared to less than 9 months in 1999.

    Other income of $1.3 million resulted primarily from separate sales of land and a product line from our Harrisburg, NC operations.

    Interest expense in the year ended December 31, 2000 amounted to $10.8 million compared to $8.2 million in 1999. This increase resulted primarily from additional interest costs incurred related to the 1999 acquisitions (a full year in 2000 compared to less than 9 months in 1999), an increased interest rate and other costs related to our financing agreements.

    We recognized an income tax benefit of $1.2 million when our deferred tax assets were increased to reflect future anticipated utilization of income tax net operating loss carryforwards. The utilization of the income tax net operating loss carryforwards is based upon the Company's future ability to generate taxable income.

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

Financial Position and Liquidity

    Historically, we have funded our business with cash generated from operations and borrowings under revolving credit and term loan facilities. In the years ended December 31, 1998, 1999 and 2000, we generated (used) cash from (in) operating activities of $(.7) million, $2.8 million and $2.9 million respectively. Our capital expenditures for the years ended December 31, 1998, 1999 and 2000, were $10.3 million, $5.0 million and $6.7 million respectively. These capital expenditures were principally for additions to improve or maintain our manufacturing capacity and efficiency.

    In the most significant 2000 cash transactions, we sold land, a product line and a metal machining division, generating cash proceeds of approximately $4.2 million. Sales proceeds were used to reduce debt.

    Our consolidated working capital at December 31, 2000 was $12.9 million compared to $9.8 million at December 31, 1999. This represents an increase in working capital of approximately $3.1 million.

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

    On May, 28, 1998, we entered into a credit agreement with Harris, as Agent. The credit agreement, as last amended in December, 2000, provides a credit facility with the following components: (i) a $23 million secured revolving credit facility; (ii) a $25 million secured term loan that matures 5 years from the date of the credit agreement closing; and (iii) a $30 million secured term loan that matures 7 years from the date of the credit agreement closing. Both term loans fully amortize over their respective terms with quarterly payments. The interest rates on the loans vary from 1% to 3.75% above the lender's prime rate. We used the proceeds under the facility to refinance the then existing indebtedness, to finance the 1998 acquisitions, and for general corporate purposes. As described in Note 7 of the accompanying financial statements, warrants were issued on September 20, 2000 in connection with the Harris credit agreement.

    The amount of revolving credit availability is calculated using a borrowing base of qualified accounts receivable and inventory. As of December 31, 2000, we had additional availability of approximately

$2.4 million under the Harris facility. We are paying this lender a fee of .125% per month based upon the amount of the revolving credit commitment and the balance of the term loans.

    In connection with the Harris financing, we have two fixed interest rate swap agreements with a commercial bank (the "counter party"). The first agreement has a notional principal amount of $8.1 million and a termination date of May 31, 2003. The second agreement has a notional principal amount of $14.4 million and a termination date of June 30, 2003. The notional principal amount declines over the term of both agreements based upon a defined amortization schedule. The counter party has the unilateral right to cancel both agreements as of June 30, 2001. As described in Item 7A below, these agreements are for the purpose of limiting the effects of interest rate increases on half of the Company's floating rate term debt.

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

    As of December 31, 2000, we had additional availability of $0.4 million, under the GECC credit facility. We believe that the agreement with GECC, as amended in March, 2001, will provide the necessary term and revolving financing, and along with cash flows from operations, will provide the necessary levels of liquidity for the operations acquired from Worthington through the end of the current fiscal year and beyond.

    As part of the financing for the Worthington acquisition, we issued 10,000 shares of redeemable preferred stock, which we must redeem in April, 2004 at $1,000 per share plus any dividends accrued since April 15, 1999. The $10 million face value preferred stock was recorded at its fair value of $4.25 million. We are accreting the discount over a five year period using the effective yield method. Dividends are payable in kind at the rate of 8% per annum. We believe that certain provisions of the agreement with Worthington preclude the payment of dividends, and no dividends have been accrued in 2000. There are current legal proceedings related to certain Worthington matters as described in Part I, Item 3.

    On November 3, 2000, the Company entered into an agreement with First Union Securities, Inc. ("FUSI"), under which FUSI will act as the Company's exclusive financial advisor with respect to possible debt or equity financings or recapitalizations. Mark Mealy, a director of the Company, is a Managing Director at FUSI.

    We incurred $6.7 million of capital expenditures during 2000, primarily for purchases of manufacturing equipment.

    We estimate that our capital expenditures in 2001 will total approximately $5.5 million of which $2.0 million will be for new production equipment and the remaining $3.5 million will be for normal replacement items.

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

    We will continue to monitor our systems and customer and supplier readiness throughout 2001 to address unanticipated problems (which may include problems associated with non-Year 2000 issues and disruptions to the economy in general) and ensure that all processes continue to function properly.

Seasonality

    Our operating results vary significantly from quarter to quarter due to, among other things, the purchasing schedules of our key customers. Our sales and profits historically have been higher in the first half of the calendar year due to our largest customers' preparation in the first two quarters for increased demand during the warmer months of the year.

Impact of New Accounting Standards

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and for Hedging Activities," with the effective date amended by Statement No. 137 to fiscal years beginning after June 15, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, then depending on the nature of the hedge, changes in the fair value will either be offset through earnings, against the change in fair value of hedged assets, liabilities or firm commitments or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of a hedge's change in fair value will be immediately recognized in income. The adoption of this statement will not have a material impact on the Company's financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

    We are exposed to interest rate changes primarily as a result of our lines of credit and long-term debt used for maintaining liquidity, funding capital expenditures and expanding our operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower overall borrowing costs. To achieve our objectives, we entered into two separate financing agreements with a group of banks and another lender. Both financing arrangements contain term loans and revolving credit facilities. Interest is based on our lead bank's or lender's prime rate plus an applicable variable margin. We have also entered into two interest rate swap agreements, as required by our bank financing arrangement, to limit the effect of increases in the interest rates on half of our floating rate term debt. We do not enter into interest rate transactions for speculative purposes. Under the swap agreements, which expire May 31, 2003 to June 30, 2003, the interest rate component of the interest rate is limited to 5.875% on half of our $35,922 term loans under that certain financing arrangement.

Item 8. Financial Statements and Supplementary Data

Independent Auditors' Report

The Board of Directors and Stockholders
Morton Industrial Group, Inc.:

    We have audited the accompanying consolidated balance sheets of Morton Industrial Group, Inc. and Subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Morton Industrial Group, Inc. and Subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                      /s/ KPMG LLP

                      KPMG LLP

Indianapolis, Indiana
March 16, 2001

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 1999 and 2000
(Dollars in thousands, except share data)

	1999	2000
Assets
Current assets:
Trade accounts receivable, less allowance for doubtful accounts of $320 in 1999 and $1,324 in 2000	$27,968	28,198
Inventories	22,420	29,429
Prepaid expenses	1,277	2,474
Refundable income taxes	63	—
Deferred income taxes	1,172	1,650

Total current assets	52,900	61,751

Property, plant, and equipment, net	56,333	51,555
Intangible assets, at cost, less accumulated amortization	11,827	11,186
Deferred income taxes	4,646	5,398
Other assets	—	643

	$125,706	130,533

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Outstanding checks in excess of bank balance	$1,123	2,792
Current installments of long-term debt	10,076	10,201
Accounts payable	26,471	30,735
Accrued expenses	5,421	5,165

Total current liabilities	43,091	48,893
Long-term debt, excluding current installments	80,880	78,156
Other liabilities	312	280

Total liabilities	124,283	127,329

Redeemable preferred stock. Authorized 10,000 shares; issued and outstanding 10,000 shares in 1999 and 2000 (redemption value $10,567 at December 31, 2000 and 1999)	5,379	6,277

Stockholders' equity (deficit):
Class A common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 4,304,116 shares in 1999 and 4,400,850 in 2000	43	44
Class B common stock, convertible, $.01 par value. Authorized 200,000 shares; issued and outstanding 200,000 shares in 1999 and 2000	2	2
Additional paid-in capital	19,981	20,883
Retained deficit	(23,982)	(24,002)

Total stockholders' equity (deficit)	(3,956)	(3,073)
Commitments and contingencies (notes 8 and 18)

	$125,706	130,533

See accompanying notes to consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 1998, 1999 and 2000
(Dollars in thousands, except per share data)

	December 31,
	1998	1999	2000
Net sales	$151,196	219,323	278,828
Cost of sales	129,740	194,434	242,721

Gross profit	21,456	24,889	36,107

Operating expenses:
Selling expenses	4,311	6,005	6,679
Administrative expenses	10,188	18,062	20,317

Total operating expenses	14,499	24,067	26,996

Operating income	6,957	822	9,111

Other income (expense):
Gain (loss) on sale of businesses	—	(2,463)	320
Interest income	59	15	—
Interest expense	(4,779)	(8,208)	(10,801)
Other	261	—	1,018

Total other income (expense)	(4,459)	(10,656)	(9,463)

Earnings (loss) before income taxes, cumulative effect of accounting change, and extraordinary item	2,498	(9,834)	(352)
Income taxes	415	(1,165)	(1,230)

Earnings (loss) before cumulative effect of accounting change and extraordinary item	2,083	(8,669)	878
Cumulative effect of accounting change, net of income tax benefit of $69	—	(1,074)	—

Earnings (loss) before extraordinary item	2,083	(9,743)	878
Extraordinary charge for early retirement of debt, net of income tax benefit of $257	419	—	—

Net earnings (loss)	1,664	(9,743)	878
Dividends and accretion of discount on preferred shares	—	(1,129)	(898)

Net earnings (loss) available to common stockholders	$1,664	(10,872)	(20)

Earnings (loss) available to common stockholders per share—basic	$0.41	(2.55)	0.00

Earnings (loss) available to common stockholders per share—diluted	$0.36	(2.55)	0.00

See accompanying notes to consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Deficit)

Years ended December 31, 1998, 1999 and 2000
(Dollars in thousands)

	Class A common stock		Class B common stock
	Shares issued	Amount	Shares issued	Amount	Additional paid-in capital	Retained earnings (deficit)	Treasury stock	Total
Balance, December 31, 1997	5,066,665	$51	100,000	$1	$1,203	$(2,037)	$(12,770)	$(13,552)
Cancellation of treasury shares	(3,222,221)	(33)	—	—	—	(12,737)	12,770	—
MLX Corp. merger	1,907,500	19	100,000	1	17,849	—	—	17,869
Net earnings	—	—	—	—	—	1,664	—	1,664
Stock options exercised	115,000	2	—	—	885	—	—	887

Balance, December 31, 1998	3,866,944	39	200,000	2	19,937	(13,110)	—	6,868
Net loss	—	—	—	—	—	(9,743)	—	(9,743)
Stock options exercised	437,172	4	—	—	44	—	—	48
Dividends and accretion of discount on preferred shares	—	—	—	—	—	(1,129)	—	(1,129)

Balance, December 31, 1999	4,304,116	43	200,000	2	19,981	(23,982)	—	(3,956)
Net earnings	—	—	—	—	—	878	—	878
Stock options exercised	96,734	1	—	—	39	—	—	40
Issuance of warrants	—	—	—	—	863	—	—	863
Accretion of discount on preferred shares	—	—	—	—	—	(898)	—	(898)

Balance, December 31, 2000	4,400,850	$44	200,000	$2	$20,883	$(24,002)	$—	$(3,073)

See accompanying notes to consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 1998, 1999 and 2000
(Dollars in thousands)

	December 31,
	1998	1999	2000
Cash flows from operating activities:
Net earnings (loss)	$1,664	(9,743)	878
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of plant and equipment	4,698	7,886	8,143
Other amortization	683	1,307	1,479
Write-off of intangible assets	676	1,125	—
Increase (decrease) in allowance for doubtful accounts	—	(251)	1,004
Deferred income taxes	(517)	—	(1,230)
(Gain) loss on sale of property and equipment	17	(93)	(927)
(Gain) loss on sale of businesses	—	2,463	(320)
Changes in current assets and liabilities, excluding effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable	(531)	3,275	(1,867)
Decrease (increase) in inventories	(687)	149	(8,024)
Decrease (increase) in prepaid expenses	7	319	(1,212)
(Increase) in other assets	—	—	(643)
Decrease (increase) in refundable income taxes	1,267	977	63
Increase (decrease) in accounts payable	(633)	5,588	6,592
Increase (decrease) in accrued expenses and other	(7,312)	(10,189)	(996)

Net cash provided by (used in) operating activities	(668)	2,813	2,940

Cash flows from investing activities:
Capital expenditures	(10,259)	(4,963)	(6,651)
Proceeds from sale of property and equipment	11	105	1,261
Merger with MLX Corp.	16,241	—	—
Acquisitions, net of cash acquired	(39,718)	(30,287)	—
Increase in intangible assets	(1,125)	—	—
Proceeds from sale of businesses	—	7,500	2,915
Decrease (increase) in tax escrow	(71)	1,605	—
Repayment of note receivable—stockholder	596	—	—

Net cash used in investing activities	(34,325)	(26,040)	(2,475)

Cash flows from financing activities:
Net borrowings (repayments) of notes payable	4,960	9,859	9,976
Increase (decrease) in checks issued in excess of bank balance	1,578	(455)	1,669
Proceeds from issuance of long-term debt	55,000	26,000	—
Principal payments on long-term debt and capital leases	(26,912)	(15,222)	(11,831)
Proceeds from issuance of common stock	887	48	40
Proceeds from issuance of preferred stock	—	4,250	—
Debt issuance cost	(658)	(1,253)	(319)

Net cash provided by financing activities	34,855	23,227	(465)

Net increase (decrease) in cash	(138)	—	—
Cash at beginning of period	138	—	—

Cash at end of period	$—	—	—

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$5,722	8,519	10,355

Income taxes	$543	63	1

See accompanying notes to consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 1999 and 2000

(Dollars in thousands, except per share data)

(1)  Description of Business and Summary of Significant Accounting Policies

  (a) Description of Business

    Morton Industrial Group, Inc. and subsidiaries, formerly Morton Metalcraft Holding Co. and subsidiaries ("MMC"), is a contract manufacturer and supplier of high-quality fabricated sheet metal and plastic components and subassemblies for construction, agricultural, and industrial equipment manufacturers located primarily in the Midwestern and Southeastern United States. Sales for the year ended December 31, 2000, were approximately as follows: construction—30%, agricultural—15%, and industrial—55%. The Company's raw materials are readily available, and the Company is not dependent on a single supplier or only a few suppliers.

  (b) Principles of Consolidation

    The consolidated financial statements include the financial statements of Morton Industrial Group, Inc. (the Company) and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

  (c) Use of Estimates in Preparing Financial Statements

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

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

  (f)  Intangible Assets

    Intangible assets are recorded at cost and include goodwill, amortized over periods ranging from 18 to 25 years; covenants not to compete, amortized over their contractual periods which range from 3 to 10 years; debt issuance costs, amortized over the term of the related loans; and preproduction costs (prior to January 1, 1999). Preproduction costs represent costs incurred prior to the production of significant new products and include labor and overhead relating to developing production lines. These costs were then amortized over a three-year period.

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

  (k) Interest Rate Swaps

    As required by one of its financing arrangements, the Company enters into interest rate swap agreements to limit the effect of increases in the interest rates on certain floating rate debt. The difference between the floating rate on the Company's debt and the rate on the swap agreements is accrued as interest rates change and is recorded in interest expense. During 1998, the Company entered into two swap agreements, expiring May 31, 2003 to June 30, 2003, with an initial aggregate notional amount of $27,500. The effect of these agreements is to limit the LIBOR interest rate component to 5.87% on half of the Company's $35,922 term loans under the applicable financing arrangement. As a result of these swap agreements interest expense was increased by $145 in 1999 and decreased by $161 in 2000.

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

    The fair value of interest rate swaps are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties. At December 31, 1999 and 2000, the Company estimates it would have received $202 and paid $84 to terminate the agreements, respectively.

  (m) Earnings (Loss) Per Share

    Earnings (loss) per share is computed under the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. Amounts reported as earnings (loss) per share reflect the earnings available to common stockholders for the year divided by the weighted average number of Class A and Class B common shares outstanding during the year.

  (n) Design and Development Costs

    The Company capitalizes design and development costs for molds, dies and other tools owned by customers when the Company has the noncancelable right to use the molds, dies and other tools during a long-term supply arrangement. Included in other assets at December 31, 2000 are $530 of such capitalized costs, net of amortization of $79.

  (o) Reclassifications

    Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 presentation.

(2)  Mergers and Acquisitions

  (a) Merger with MLX Corp.

    On January 20, 1998, Morton Metalcraft Holding Co. merged (the "Merger") with MLX Corp. ("MLX") with MLX being the surviving corporation. MLX amended its Articles of Incorporation to change the corporate name of MLX to Morton Industrial Group, Inc.

    The Merger, for financial accounting and reporting purposes, was treated as a reverse merger with a shell company in accordance with generally accepted accounting principles. The Merger was accounted for as though the Company acquired MLX because (i) the Chairman and CEO of MMC maintained voting control in the surviving corporation; (ii) the Chairman of the Board of Directors, CEO, and directors of the surviving corporation will consist of individuals appointed by the Chairman and CEO of MMC; (iii) the revenues, net earnings, and market value of MMC exceeded those of MLX; and (iv) the market value of the consideration received by the former shareholders of MMC and former holders of options and warrants for MMC common stock, including MLX common stock, MLX options, and cash exceeded the market value of the securities to be retained by the shareholders of MLX common stock.

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

  (b) Acquisition of Carroll George, Inc.

    On March 30, 1998, the Company acquired all of the outstanding shares of common stock of Carroll George, Inc. a manufacturer of plastic components located in Northwood, Iowa. The Company paid a total purchase price of $8,100, including payment of all of Carroll George, Inc.'s revolving credit and term loan debt. This acquisition was accounted for as a purchase. See note 3.

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

  (f)  Acquisition of the Assets of Worthington Non-Automotive Plastics Group of Worthington Custom Plastics, Inc.

    On April 15, 1999, Morton Custom Plastics, LLC acquired substantially all of the assets of the Non-Automotive Plastics Group of Worthington Custom Plastics, Inc. ("Worthington"), a manufacturer of plastic components for construction and industrial equipment manufacturers with locations in Harrisburg, North Carolina; St. Matthews, South Carolina; and Lebanon, Kentucky. The Company paid $25,000 in cash, subject to a working capital adjustment, issued 10,000 shares of preferred stock, and provided for a contingent payment to Worthington Custom Plastics, Inc. The contingent payment will be 15% of the fair market value of the acquired business as of December 31, 2004. The acquisition was accounted for as a purchase and the entire cost was allocated to the net assets acquired. During 2000, the estimated working capital adjustment was reduced by $2,313 and the cost allocated to property, plant and equipment was reduced accordingly.

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

    The following unaudited pro forma summary presents the Company's consolidated results of operations for the years ended December 31, 1998 and 1999, as if the merger and acquisitions had occurred at the beginning of each respective year:

	December 31,
	1998	1999
Net sales	$280,841	$246,187

Net earnings (loss) available to common shareholders	$3,226	$(11,679)

Net earnings (loss) available to common shareholders per share—basic	$0.8	$(2.75)

Net earnings (loss) available to common shareholders per share—diluted	$0.71	$(2.75)

(3)  Sale of Businesses

    On December 31, 1999, the Company sold substantially all of the assets and certain liabilities of Carroll George, Inc. The Company received $7,500 of cash for net assets with a book value at the date of sale of $9,963, resulting in a loss on the sale of subsidiary of $2,463.

  During 2000, the Company sold the assets and certain liabilities of a product line and a machining division from the contract plastics fabrication segment. The Company received $2,915 of cash for net assets with a book value at the dates of sale of $2,595, resulting in a gain on the sales of $320.

(4)  Inventories

    A summary of inventories follows:

	December 31,
	1999	2000
Finished goods	$8,633	$9,555
Work in process	2,818	7,121
Raw materials	10,969	12,753

	$22,420	$29,429

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 1999 and 2000

(Dollars in thousands, except per share data)

(5)  Property, Plant, and Equipment

    A summary of property, plant, and equipment, including assets held under capital leases as described in note 8 is as follows:

		December 31,
	Depreciable Lives (in years)
		1999	2000
Land and land improvements	15	$2,722	$1,837
Buildings and leashold improvements	15 - 39	13,995	15,003
Machinery and vehicles	5 - 12	46,311	46,642
Tooling	3	7,364	8,676
Office equipment	5 - 10	5,319	6,160
Construction in progress	—	1,043	1,574

		76,754	79,892
Less accumulated depreciation		20,421	28,337

Property, plant and equipment, net		$56,333	$51,555

(6)  Intangible Assets

    A summary of intangible assets is as follows:

	December 31,
	1999	2000
Goodwill	$11,063	$11,063
Covenants not to compete	2,591	2,591
Debt issuance costs	1,910	2,629
Other	435	435

	15,999	16,718
Less accumulated amortization	4,172	5,532

Net intangible assets	$11,827	$11,186

(7)  Long-term Debt

    A summary of long-term debt follows:

	December 31,
	1999	2000
Revolving credit facilities	$21,559	$31,535
Note payable to bank, with variable rate interest (9.50% and 10.5% as of December 31, 1999 and 2000, respectively), due in various quarterly payments with the balance due May 31, 2003, net of unamortized discount of $164 at December 31, 2000	16,274	12,747
Note payable, bank, with variable rate interest (12.25% and 13.25% as of December 31, 1999 and 2000, respectively), due in various quarterly payments with the balance due June 30, 2005, net of unamortized discount of $580 in 2000 at December 31, 2000	24,092	23,175
Note payable, bank, with variable rate interest (9.0% to 10.5% as of December 31, 1999 and 10.5% to 11.5% at December 31, 2000) due in various quarterly payments with the balance due October 15, 2003	25,300	17,747
Subordinated note payable with interest payable at 7.0%, discounted $393 to yield 10.0%, due in quarterly payments with the balance due April 8, 2008	2,885	2,624
Note payable, bank, with interest payable at 8.5%, due in monthly payments with the balance due December 1, 2002	278	185
Note payable, bank, with interest payable at 7.85%, due in monthly payments with the balance due May 1, 2001	152	47
Note payable, electric cooperative, non-interest bearing, due in monthly payments with the balance due November 1, 2006	306	263
Capital lease obligations	109	34

Total	90,956	88,357
Less current installments	10,076	10,201

Long-term debt, less current installments	$80,880	$78,156

    In May 1998, the Company entered into a new revolving credit facility with a group of banks. The revolving credit agreement, as amended, permits the Company to borrow up to a maximum of $23,000. The agreement requires payment of a quarterly commitment fee of .25% of the average daily unused portion of the revolving credit facility. Interest is due monthly and is based on the Bank's prime rate plus an applicable margin (9.5% and 10.5% at December 31, 1999 and 2000, respectively). The amount available under the revolving credit facility is limited to 85% of qualified accounts receivable, 50% of eligible inventory, plus $2,000 of other assets. The revolving credit agreement expires May 31, 2003.

    To finance the acquisition of certain assets of Worthington Custom Plastics, Inc., the Company entered into a revolving credit facility which allows for borrowings up to a maximum of $24,000. Interest is due monthly and is based on the prime rate as published in the Wall Street Journal plus an applicable margin (9.0% at December 31, 1999 and 10.5% at December 31, 2000). The Company also incurs a fee based upon the unused revolving credit facility. The amount available under the revolving credit facility is generally limited to 85% of qualified accounts receivable and 60% of eligible inventory. The revolving credit agreement expires October 15, 2003.

    At December 31, 1999 and 2000, the Company had $21,559 and $31,535, respectively, outstanding and $8,193 and $2,852, respectively, available under its revolving credit facilities.

    In May 1998, the Company entered into a financing arrangement with a group of banks which originally provided for term loans of up to $55,000. The term loans under this financing arrangement are amortized quarterly with the balances due May 31, 2003 and June 30, 2005. Interest is payable monthly at rates based upon the lender's prime rate plus an applicable margin. The agreement is secured by a first lien on all of the Company's accounts receivable, inventory, equipment and various other assets. Effective January 30, 2000, the Company is paying this lender a fee of .125% per month based upon the amount of the revolving credit commitment and the balance of the term loans.

    This debt agreement contains restrictions on capital expenditures, incurring additional debt or liens, making investments, mergers and acquisitions, selling assets or making payments such as dividends or stock repurchases. The revolving credit agreements also contain various financial covenants.

    In connection with the acquisition of certain assets of Worthington Custom Plastics, Inc. in April 1999, the Company obtained a term loan facility which allows for maximum borrowings of $26,000 and expires on October 15, 2003. Interest is due monthly and is based on the prime rate as published by the Wall Street Journal plus an applicable margin which will vary depending on certain financial ratios achieved by the Company. The term loan facility amortizes quarterly throughout its term. The Company must also prepay certain amounts from the sale of assets, the issuance of new equity capital and from excess cash flow as defined by the agreement.

    Under the most restrictive covenant in any agreement, no amount was available for payment of dividends at December 31, 1999 and 2000.

    The aggregate amounts of long-term debt maturities and principal payments for each of the five years subsequent to December 31, 2000 and thereafter are as follows:

Fiscal year ending:
2001	$10,201
2002	11,517
2003	30,851
2004	12,643
2005	22,090
Thereafter	1,055

$88,357

    On September 20, 2000, the Company issued warrants to a lender, in connection with an amendment to the credit agreement, to purchase 238,548 shares of its Class A common stock. The 238,548 warrants issued are exercisable at any time during the period from September 28, 2000 through September 28, 2001, at an exercise price of $.01 per share. The warrants were valued at $863 and were recorded as a discount on the related term loans.

    In connection with replacement of its debt arrangements, the Company wrote off debt issuance costs of $676 during the year ended December 31, 1998. This early termination of the Company's debt agreements resulted in extraordinary charges of $419, after income tax benefit, for the year ended December 31, 1998. The extraordinary charges were equal to ($.11) per share for basic earnings per share and ($.09) per share for diluted earnings per share for the year ended December 31, 1998.

(8)  Leases

    The Company has operating leases for several of its plants, certain warehouse space, and manufacturing and computer equipment. Rental expense for operating leases was $4,254, $6,733 and $7,266 for the years ended December 31, 1998, 1999 and 2000, respectively.

    Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2000 are:

Year ending December 31:
2001	$7,315
2002	7,147
2003	6,764
2004	6,131
2005	4,889
Thereafter	7,963

Total minimum lease payments	$40,209

(9)  Income Taxes

    Total income tax expense for the periods presented was allocated as follows:

	December 31,
	1998	1999	2000
Income before extraordinary item	$415	$(1,165)	$(1,230)
Extraordinary item	(257)	—	—
Cumulative effect of accounting change	—	(69)	—
Stockholders' equity, for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(517)	—	—

	$(359)	$(1,234)	$(1,230)

	Current	Deferred	Total
Year ended December 31, 1998:
Federal	$—	$—	$—
State	$415	$—	$415

	$415	$—	$415

Year ended December 31, 1999:
Federal	$—	$—	$—
State	(1,165)	—	(1,165)

	$(1,165)	—	$(1,165)

Year ended December 31, 2000:
Federal	$—	$(1,072)	$(1,072)
State	—	(158)	(158)

	$—	$(1,230)	$(1,230)

    Total income tax expense (benefit) attributable to income before extraordinary item and cumulative effect of accounting change differed from the amounts computed by applying the U.S. Federal corporate income tax rate of 34% for all periods to earnings (loss) before income taxes as a result of the following:

	December 31,
	1998	1999	2000
Computed "expected" tax expense (benefit)	$849	(3,344)	$(120)
State income taxes (benefit), net of Federal income tax benefit (expense)	274	—	(104)
Amortization of goodwill	102	—	(149)
Officer's life insurance	19	23	29
Increase (decrease) in valuation allowance	(846)	3,104	(1,085)
Resolution of tax contingency	—	(1,165)	—
Other, net	17	65	(99)

	$415	$(1,165)	$(1,230)

    The state tax benefit for the year ended December 31, 1999 primarily results from the resolution of a tax contingency related to the merger with MLX Corp.

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 2000, are presented below:

	December 31,
	1999	2000
Deferred tax assets attributable to:
Net operating loss and credit carryforwards	$29,035	$28,043
Accrued vacation pay	237	314
Compensation expense from issuance of stock options	291	291
Reserve and other	669	818

Total gross deferred tax assets	30,232	29,466
Less valuation allowance	(18,944)	(17,461)

Net deferred tax assets	11,288	12,005

Deferred tax liabilities attributable to:
Plant and equipment, principally due to differences in depreciation	(5,178)	(4,723)
Recapture of inventory LIFO valuation for tax purposes	(78)	(39)
Excess of tax over book amortization of organization costs	(71)	(63)
Discount on debt for financial reporting purposes	(143)	(132)

Total deferred tax liabilities	(5,470)	(4,957)

Net deferred tax asset	$5,818	$7,048

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $18,000 prior to the expiration of the net operating loss carryforwards in 2020. Management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2000 based upon anticipated profitability over the period of years that the temporary differences are expected to become tax deductions. Management believes that sufficient book and taxable income will be generated to realize the benefit of these tax assets. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 1999 and 2000

(Dollars in thousands, except per share data)

(9)  Income Taxes (Continued)

    During 2000, net operating loss carryforwards of approximately $1,200 expired unused. Accordingly, deferred tax assets and the related valuation allowance were reduced by $398. At December 31, 2000, the Company has net operating loss carryforwards for Federal income tax purposes of $71,657 which are available to offset future federal taxable income, if any, through 2020.

(10)  Redeemable Preferred Stock

    Pursuant to the agreement to purchase certain assets of Worthington Custom Plastics, Inc., the Company issued 10,000 shares of preferred stock, without par value, of Morton Industrial Group, Inc. to Worthington. The preferred stock is mandatorily redeemable five years from its issuance date at $1,000 per share, and will pay or accrue annual dividends at a rate of 8%. The Company may pay such dividends in cash or in additional shares of preferred stock. The agreement provides that the dividend rate may be reduced based upon changes in pricing of certain customer contracts. The Company has determined that those dividends should be reduced as provided in the agreement, and accordingly, has accrued no dividends for the year ending December 31, 2000. The preferred stock was valued at $4,250 at the time of the acquisition and the discount is being accreted over a five year period using the effective yield method.

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

(12)  Stock Option Plans

    In 1998, the Company adopted a stock option plan (the "Plan") pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 1,166,896 shares of authorized but unissued Class A common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options under the Plan have ten-year terms and vest and become fully exercisable after three years from the date of grant. At December 31, 1999 and 2000, there were 275,330 and 139,150 additional shares available for grant under the Plan.

    Prior to the Merger, the Company had a stock option plan under which key officers and employees were granted options at prices equal to fair market value of the stock on the date of grant. At December 31, 1999 and 2000, there were 165,690 and 68,956 options outstanding under the prior plan.

    The per share weighted-average fair value of stock options granted during 1999 and 2000 was $3.37 and $3.70 on the date of grant using the Black Scholes option-pricing model with the following weighted-

average assumptions: expected dividend yield 0%, risk-free interest rate of 6%, volatility of 91%, and an expected life of 10 years.

    The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated below:

	1999	2000
Net earnings (loss) available to common shareholders:
As reported	$(10,872)	$(20)
Pro forma	(12,334)	(1,622)
Diluted earnings (loss) available to common shareholders per share:
As reported	(2.55)	0.00
Pro forma	(2.90)	(0.36)

    Stock option activity during the periods indicated is as follows:

	Number of shares	Weighted average exercise price
Outstanding at December 31, 1998	1,466,143	$10.057
Issued	56,100	7.109
Exercised	(437,172)	0.111
Forfeited	(28,000)	(6.660)

Outstanding at December 31, 1999	1,057,071	14.040
Issued	164,000	4.610
Exercised	(96,734)	0.411
Forfeited	(27,820)	(11.235)

Outstanding at December 31, 2000	1,096,517	$13,904

    The following is summary information about the Company's stock options outstanding at December 31, 2000:

Number of Shares	Exercise price	Expiration Date
59,697	0.216	July 13, 2002
9,259	0.900	May 8, 2005
765,461	17.125	January 20, 2008
50,000	16.563	July 13, 2008
30,000	13.125	September 2, 2008
8,100	8.000	February 11, 2000
10,000	7.375	June 8, 2009
152,000	4.500	March 10, 2010
12,000	6.000	June 13, 2010

1,096,517

    At December 31, 1999 and 2000, the number of options exercisable was 456,877 and 638,573, respectively, and the weighted-average exercise price of those options was $10.74 and $15.06, respectively.

(13)  Concentration of Sales

    Sales to customers in excess of 10% of total net sales for the years ended December 31, 1998, 1999 and 2000 are as follows:

	Customer A	Customer B
Periods ended:
December 31, 1998	28%	51%
December 31, 1999	20%	29%
December 31, 2000	18%	35%

    Trade accounts receivable with these customers totaled $9,800 and $9,100 at December 31, 1999 and 2000, respectively.

(14)  Employee Participation Plan

    The Morton Metalcraft Co. Employee Participation Plan allows substantially all employees to defer up to 15 percent of their income through payroll deduction of pre-tax contributions under section 401(k) of the Internal Revenue Code. The Company matches 25 percent of the first 6 percent of pre-tax income contributed by each employee. Employees may also make contributions of after-tax income. Additionally, the Company may make discretionary contributions to the plan for the benefit of participating employees. Certain of the acquired subsidiaries also had defined contribution plans which allow for employee pre-tax contributions and employer matching and discretionary contributions. The expense charged to operations related to defined contribution plans was $458, $365 and $490 for the years ended December 31, 1998, 1999 and 2000, respectively.

(15)  Earnings (Loss) Per Share

    The following reflects the reconciliation of the numerators and denominators of the earnings (loss) per share and net earnings (loss) per share assuming dilution computations:

	Year ended December 31, 1998
	Income (numerator)	Shares (denominator)	Per share amount
Basic earnings per share	$1,665	4,023,373	$.41

Effect of dilutive securities	—	559,241

Diluted earnings per share	$1,664	4,582,614	$.36

	Year ended December 31, 1999
	Income (numerator)	Shares (denominator)	Per share amount
Basic loss per share available to common stockholders	$(10,872)	4,253,763	$(2.55)

Effect of dilutive securities	—	—

Diluted loss per share available to common stockholders	$(10,872)	4,253,763	$(2.55)

	Year ended December 31, 2000
	Income (numerator)	Shares (denominator)	Per share amount
Basic loss per share available to common stockholders	$(20)	4,563,958	$0.00

Effect of dilutive securities	—	—

Diluted earnings per share available to common stockholders	$(20)	4,562,958	$0.00

    Options to purchase 1,057,071 shares of Class A common stock at an average purchase price of $14.040 were outstanding at December 31, 1999, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

    Options to purchase 1,096,517 shares of Class A common stock at an average price of $13.904 per share and warrants to purchase 238,548 shares of Class A common stock at $.01 per share were outstanding at December 31, 2000, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

(16)  Related Party Transactions

    During the year ended December 31, 1999, the Company paid $64 for merger and acquisition advisory services to two firms affiliated with members of the Company's board of directors.

    On November 3, 2000, the Company entered into an agreement with First Union Securities, Inc. ("FUSI"), under which FUSI will act as the Company's exclusive financial advisor with respect to possible debt or equity financings or recapitalizations. A director of Morton Industrial Group, Inc. is a Managing Director at FUSI.

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

    Morton Industrial Group, Inc. accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices, although these intersegment sales were insignificant in 1999 and 2000.

    Morton Industrial Group, Inc.'s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and production methods. Most of the businesses were acquired as a unit, and most of the management at the time was retained.

	1998
	Contract Metal Fabrication	Contract Metal Fabrication	Total
Revenues from external customers	$116,333	$34,863	$151,196
Intersegment revenues	20	20	40
Interest income	35	24	59
Interest expense	4,211	568	4,779
Depreciation and amortization	4,167	1,214	5,381
Segment operating profit	5,624	1,333	6,957
Expenditures for segment fixed assets	7,832	2,427	10,259

	1999
	Contract Metal Fabrication	Contract Metal Fabrication	Total
Revenues from external customers	$106,048	$113,275	$219,323
Intersegment revenues	—	314	314
Interest income	—	15	15
Interest expense	4,802	3,406	8,208
Depreciation and amortization	6,428	2,765	9,193
Segment operating profit	2,416	(1,594)	822
Segment assets including intangible assets	53,905	71,801	125,706
Expenditures for segment fixed assets	3,363	1,600	4,963
	2000
	Contract Metal Fabrication	Contract Metal Fabrication	Total
Revenues from external customers	$150,809	$128,019	$278,828
Intersegment revenues	—	596	596
Interest expense	4,249	6,552	10,801
Depreciation and amortization	5,459	4,163	9,622
Segment operating profit	8,093	1,018	9,111
Segment assets including intangible assets	58,350	72,183	130,533
Expenditures for segment fixed assets	3,912	2,739	6,651

(18)  Litigation

    On May 1, 2000, Worthington Industries, Inc. filed suit (in the United States District Court for the Southern District of Ohio, Eastern Division) related to the Company's 1999 acquisition of the non-automotive plastics business from Worthington. Worthington claims that it is owed additional amounts under the sales agreement and a related service agreement, and that it is owed dividends on the preferred stock that it received. The Company believes that certain warranties and representations made by Worthington at the time of acquisition have been breached and that amounts claimed by Worthington are not due. The Company has filed a counterclaim against Worthington related to these matters. Management believes that the Company will prevail in this litigation and does not anticipate any material impact on earnings or financial position.

    The Company is also involved in routine litigation. Management does not believe that any legal proceedings would have a material adverse effect on the Company's financial condition or results of operations.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions	Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 1998	$100	—	214	*	—	314

Year ended December 31, 1999	$314	64	370	*	428	320

Year ended December 31, 2000	$320	1,430	—		426	1,324

*
Represents the acquisition date allowance for doubtful accounts of businesses acquired.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

Information About the Selection of Our Auditors

Selection of KPMG LLP (February 17, 1999)

    On February 17, 1999, the Company's Board of Directors, acting upon the recommendation of the Audit Committee of the Board, selected KPMG LLP ("KPMG") to serve as the Company's independent accountants for the fiscal year ended December 31, 1998, and the fiscal year ending December 31, 1999, and dismissed Clifton Gunderson L.L.C. ("Clifton Gunderson") as independent accountants for the Company. Clifton Gunderson had served as the independent accountants for Morton Metalcraft Holding Co. (Morton) (which merged with the Company on January 20, 1998) for the six months ended December 31, 1997, and the fiscal years ended June 30, 1997 and 1996. On April 14, 1998, as reported on Form 8-K dated April 16, 1998, and Form 8-K/A dated April 22, 1998, our Board of Directors, acting upon the recommendation of its Audit Committee selected Clifton Gunderson to serve as our Company's independent accountants. The action of the Board of Directors on February 17, 1999, dismissing Clifton Gunderson and appointing KPMG reflected the Board's determination that our recent and anticipated growth merited our selection of a recognized national accounting firm rather than a smaller, regional firm.

    During the period from April 14, 1998, to and including February 17, 1999, with respect to the Company, and prior thereto with respect to Morton, including the period from January 1, 1998, to April 14, 1998, the six months ended December 31, 1997, and the fiscal years ended June 30, 1997 and 1996, Clifton Gunderson's reports on the financial statements of Morton did not contain an adverse opinion or disclaimer of opinion, nor were they qualified in any way, and no reports of Clifton Gunderson were qualified as to uncertainty, audit scope, or accounting principles. (Clifton Gunderson issued no reports on the financial statements of the Company during the period that began April 14, 1998, and ended February 17, 1999.) During the same periods, neither the Company nor Morton had any disagreements with Clifton Gunderson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. During the period from April 14, 1998, to and including February 17, 1999, with respect to us, and prior thereto with respect to Morton, including the period from January 1, 1998, to April 14, 1998, the six months ended December 31, 1997, and the fiscal years ended June 30, 1997 and 1996, Clifton Gunderson did not advise us or Morton that:

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

    During the period from April 14, 1998, to and including February 17, 1999, with respect to us, and prior thereto with respect to Morton, including the period from January 1, 1998 to April 14, 1998, the six months ended December 31, 1997, and the fiscal years ended June 30, 1997, and 1996, neither we nor Morton consulted KPMG about either (a) the application of accounting principles to a specified transaction, either completed or proposed, or (b) the type of audit opinion that might be rendered on our or Holding's financial statements, or (b) any matter that was a subject of a disagreement between us or Holding and Clifton Gunderson or that was a reportable event of the kind described in four listed items in the immediately preceding paragraph. Selection of Clifton Gunderson (April 14, 1998).

PART III

Item 10. Directors and Executive Officers of the Registrant.

    The information required by this Item 10 about the executive officers and Directors of the Company is incorporated herein by reference to the information set forth under the caption "Election of Directors" in our definitive proxy statement for the 2001 annual meeting of shareholders, which we expect to file with the Securities and Exchange commission not later than one hundred twenty days after December 31, 2000 pursuant to Regulation 14A.

Item 11. Executive Compensation.

    The information required by this Item 11 is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in our definitive proxy statement for the 2001 annual meeting of shareholders, which we expect to file with the Securities and Exchange commission not later than one hundred twenty days after December 31, 2000 pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

    The information required by this Item 12 is incorporated herein by reference to the information set forth under the caption "Principal Shareholders of the Company" in our definitive proxy statement for the 2001 annual meeting of shareholders, which we expect to file with the Securities and Exchange commission not later than one hundred twenty days after December 31, 2000 pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions.

    The information required by this Item 13 is incorporated herein by reference to the information set forth under the caption "Executive Compensation—Certain Relationships and Related Transactions" in our definitive proxy statement for the 2001 annual meeting of shareholders, which we expect to file with the Securities and Exchange commission not later than one hundred twenty days after December 31, 2000 pursuant to Regulation 14A.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)
The following documents are filed as a part of this report:

1.
Financial Statements.

    The following financial statements of the Company are included in Item 8:

a.
Report of KPMG LLP, Independent Auditors

b.
Consolidated Balance Sheets as of December 31, 1999 and 2000

c.
Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000

d.
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1998, 1999 and 2000

e.
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000

f.
Notes to Consolidated Financial Statements

2.
Financial Statement Schedules

    The following financial statement schedule of the Company is included in Item 8:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 1998, 1999 and 2000

Exhibit Number and Document Title	Incorporated by Reference to	Filed Herewith

2.1 and 10.1—Agreement and Plan of Merger Between MLX Corp. and Morton Metalcraft Holding Co., dated as of October 20, 1997	Annex B to the Definitive Proxy Statement on Schedule 14A filed by MLX Corp. with the Securities and Exchange Commission ("SEC") on January 6, 1998.
2.2 and 10.2—Securities Purchase Agreement Among MLX Corp. and Security Holders of Morton Metalcraft Holding Co., dated as of October 20, 1997	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
3.1 and 4.1—Articles of Incorporation of the registrant as Amended prior to January 20, 1998	MLX Corp. Form 10-Q for the quarter ended June 30, 1993
3.2 and 4.2—Articles of Amendment to Articles of Incorporation of the Registrant Effective January 20, 1998	Exhibit 3 to Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on February 4, 1998
3.2 and 4.2—Bylaws of the Registrant, as Amended	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
4.3 and 10.3—Credit Agreement Among the Registrant, Metalcraft Co., Morton Metalcraft Co. of North Carolina and Harris Trust & Savings Bank, individually and as Agent, dated January 20, 1998	Morton Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
4.4 and 10.4—Security Agreement executed by Morton Industrial Group, Inc., Morton Metalcraft Co., and Morton Metalcraft Co. of North Carolina in favor of Harris Trust & Savings Bank, individually and as Agent, dated January 20, 1998	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
4.5 and 10.5—Mortgage and Security Agreement with Assignment of Rents executed by Morton Metalcraft Co. in favor of Harris Trust & Savings Bank, individually and as Agent, dated January 20, 1998	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
4.6 and 10.6—Pledge Agreement executed by Registrant in favor of Harris Trust & Savings Bank, individually and as Agent, dated January 20, 1998	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.7—Limited Indemnification Agreement dated as of October 20, 1997, among MLX Corp., William D. Morton, and Other Morton Metalcraft Shareholders and Option Holders	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.8—Industrial Building Lease between Morton Welding Co., Inc., and Morton Metalcraft Co. dated September 1, 1994	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997

10.9—Lease between Caterpillar, Inc., and Morton Metalcraft Co., Inc. dated June 9, 1995	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.10—Lease between Agracel, Inc., and Morton Metalcraft Co. dated November 6, 1996.	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.11—Employment Agreement dated as of January 20, 1998, between the Registrant and William D. Morton	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.12—Employment Agreement dated as of January 20, 1998, between the Registrant and Daryl R. Lindemann	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.13—MLX Corp. 1997 Stock Option Plan	Appendix C to the Definitive Proxy Statement on Schedule 14A filed by MLX Corp. with the SEC on January 6. 1998.
10.14—MLX Corp. 1995 Stock Option Plan	MLX Corp. Definitive Proxy Statement on Schedule 14A for the 1995 Annual Meeting of Stockholders
10.15—Master Lease Agreement between Morton Metalcraft Co. and General Electric Capital Corporation dated August 7, 1996	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.16—Guaranty of Master Lease Agreement by Morton Metalcraft Holding Co., dated August 7, 1996	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.17—Split Dollar Insurance Agreement between Morton Metalcraft Co. and William D. Morton dated February 3, 1995.	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.18—Split Dollar Assignment between William D. Morton and Morton Metalcraft Co. dated February 3, 1995	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.19—Split Dollar Insurance Agreement between Morton Metalcraft Co. and William D. Morton dated October 10, 1993	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.20—Split Dollar Assignment between William D. Morton and Morton Metalcraft Co., dated October 10, 1993	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.21—Split Dollar Insurance Agreement between Morton Metalcraft Co. and Daryl R. Lindemann dated October 10, 1993	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.22—Split Dollar Assignment between Daryl R. Lindemann and Morton Metalcraft Co., dated October 10, 1993	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997

10.23—Death Benefit Agreement between Morton Metalcraft Co. and William D. Morton	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.24—Salary Continuation Agreement between Morton Metalcraft Co. and William D. Morton dated February 26, 1996.	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.25—Stock Purchase Agreement among the Company and Gary L. George and Gloria J. George, dated March 2, 1998.	Exhibit 10.1 to Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on April 14, 1998
10.26—Stock Purchase Agreement among the Company, Joseph T. Buie, Jr., and Ernest J. Butler, dated April 8, 1998.	Exhibit 10.2 to Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on April 14, 1998
10.27—Non-negotiable Promissory Note (subordinated) of the Company to Joseph T. Buie, Jr., dated April 8, 1998.	Exhibit 10.3 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on April 14, 1998
10.28—Non-negotiable Promissory Note (subordinated) of the Company to Ernest. J. Butler, dated April 8, 1998.	Exhibit 10.4 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on April 14, 1998
10.29—Stock Purchase Agreement among the Company and Richard L. Goreham, Delores A. Staples and William B. Goreham, dated April 27, 1998.	Exhibit 10.1 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on June 12, 1998
10.30—Credit Agreement dated May 28, 1998 among the Company, Harris Trust and Savings Bank, and the lenders signatory thereto.	Exhibit 10.2 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on June 12, 1998
10.31—Mortgage and Security Agreement with Assignment of Rents executed by Carroll George Inc. dated May 28, 1998.	Exhibit 10.3 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on June 12, 1998
10.32—Deed of Trust and Security Agreement with Assignment of Rents executed by B&W Metal Fabricators, Inc.	Exhibit 10.4 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on June 12, 1998
10.33—Amended and Restated Security Agreement executed by the Company, Morton Metalcraft Co., Morton Metalcraft Co. of North Carolina, Morton Metalcraft Co. of South Carolina, Carroll George Inc. and B&W Metal Fabricators, Inc. dated May 28, 1998.	Exhibit 10.5 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on June 12, 1998
10.34—Amended and Restated Pledge Agreement executed by the Company, Morton Metalcraft Co., Morton Metalcraft Co. of North Carolina, Morton Metalcraft Co. of South Carolina, Carroll George Inc. and B&W Metal Fabricators, Inc. dated May 28, 1998.	Exhibit 10.6 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on June 12, 1998

10.35—Amended and Restated Mortgage and Security Agreement with Assignment of Rents executed by Morton Metalcraft Co., dated May 28, 1998.	Exhibit 10.7 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on June 12, 1998
10.35—Mortgage and Security Agreement with Assignment of Rents to executed by Mid-Central Plastics, Inc. dated May 28, 1998.	Exhibit 10.8 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on June 12, 1998
10.36—First Amendment to Credit Agreement with Harris Trust & Savings Bank.	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1998
10.37—Asset Purchase Agreement among the Company, Morton Custom Plastics, LLC, and Worthington Custom Plastics, Inc. dated February 26, 1999 and First Amendment to Asset Purchase Agreement, dated as of April 15, 1999, among the Company, Morton Custom Plastics, LLC and Worthington Custom Plastics, Inc.	Exhibits 10.1 and 10.2 to Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on April 29, 1999
10.38—Credit Agreement dated as of April 15, 1999, among Morton Custom Plastics, LLC, Morton Holding, LLC and General Electric Capital Corporation	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on April 29,1999
10.39—Agreement dated December 31, 1999 by and among Carroll George Inc., Morton Industrial Group, Inc. and Advanced Component Technologies, Inc.	Exhibit 99.2 to Morton Industrial Group, Inc. Report on Form 8-K filed with SEC on January 18, 2000
10.40—Third Amendment to Credit Agreement with Harris Trust & Savings Bank	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 8-K filed with SEC on February 29, 2000
13—Annual Report	Exhibit 13.1 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on April 2, 2001	X
16.2—Letter re: change in certifying accountant	Exhibit 16.1 to Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on February 18, 1999
21.1—Subsidiaries of Registrant		X
23.1—Consent of KPMG LLP		X
(b)
Reports on Form 8-K

    None

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORTON INDUSTRIAL GROUP, INC.

Dated: March 30, 2001	By:	/s/ WILLIAM D. MORTON William D. Morton President, Chief Executive Officer, and Chairman of the Board of Directors

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ WILLIAM D. MORTON William D. Morton	President, Chief Executive Officer, and Chairman of the Board of Directors	March 30, 2001
/s/ THOMAS D. LAUERMAN Thomas D. Lauerman	Vice President of Finance and Treasurer (Principal Accounting Officer)	March 30, 2001
/s/ FRED. W. BROLING Fred. W. Broling	Director	March 30, 2001
/s/ ALFRED R. GLANCY III Alfred R. Glancy III	Director	March 30, 2001
/s/ MARK W. MEALY Mark W. Mealy	Director	March 30, 2001
/s/ WILLEM F.P. DE VOGEL Willem F.P. de Vogel	Director	March 30, 2001

SHAREHOLDER INFORMATION

CORPORATE OFFICES

Morton Industrial Group, Inc.
1021 W. Birchwood
Morton, Illinois 61550-0429
Phone: 309-263-3300 Fax: 309-263-3216

INVESTOR INFORMATION

Shareholders and prospective investors are welcome to call or write with questions or requests for additional information. Please direct inquiries to Van Negris at:

Kehoe, White, Van Negris & Company, Inc.
766 Madison Avenue
New York, NY 10021
Phone: 212-396-0606 Fax: 212-396-9025

ANNUAL MEETING

The Annual Meeting of the Shareholders of Morton Industrial Group, Inc. will be held at:

Hilton Charlotte University Place
8629 J. M. Keynes Drive
Charlotte, North Carolina 28262
Tuesday, June 12, 2001 at 10:00 a.m. (EDT)

FORM 10-K

A copy of form 10-K, the Annual Report which the Company is required to file with the Securities and Exchange Commission, is available without charge upon request to the Company at the above address.

STOCK TRANSFER AGENT AND REGISTRAR

For inquiries about stock transfers or address changes, shareholders may contact:

American Stock Transfer & Trust Co.
59 Maiden Lane
New York, NY 10038
Phone: 800-937-5449

INDEPENDENT PUBLIC ACCOUNTANTS

KPMG LLP
Indianapolis, Indiana

STOCK MARKET INFORMATION

The common stock of Morton Industrial Group, Inc. is traded on the Nasdaq SmallCap Market under the ticker symbol MGRPC.

BOARD OF DIRECTORS

William D. Morton
  Chairman of the Board, President and CEO
  Morton Industrial Group, Inc.

Fred W. Broling
  President and CEO
  US Precision Glass

Willem F.P. de Vogel
  President
  Three Cities Research, Inc.

Alfred R. Glancy III
  Chairman and CEO
  MCN Energy Group, Inc.

Mark W. Mealy
  Managing Director
  First Union Securities, Inc.

CORPORATE OFFICERS

William D. Morton
  Chairman of the Board, President and CEO

Daryl R. Lindemann
  Secretary

Thomas D. Lauerman
  Vice President of Finance & Treasurer

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
BUSINESS
PART II
SELECTED HISTORICAL FINANCIAL DATA
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INDEX TO FINANCIAL STATEMENTS
Independent Auditors' Report
MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES Consolidated Balance Sheets December 31, 1999 and 2000 (Dollars in thousands, except share data)
MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES Consolidated Statements of Operations Years ended December 31, 1998, 1999 and 2000 (Dollars in thousands, except per share data)
MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity (Deficit) Years ended December 31, 1998, 1999 and 2000 (Dollars in thousands)
MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows Years ended December 31, 1998, 1999 and 2000 (Dollars in thousands)
MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 1999 and 2000 (Dollars in thousands, except per share data)
MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES Schedule II—Valuation and Qualifying Accounts
PART III
PART IV
SIGNATURES
SHAREHOLDER INFORMATION