Form 10-Q
period 2001-03-31
MORTON INDUSTRIAL GROUP INC
filed 2001-05-15
CIK 64247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
___________

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 0–13198
___________

MORTON INDUSTRIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of Incorporation or organization)	38–0811650 (IRS Employer Identification No.)

1021 W. Birchwood, Morton, Illinois 61550
(Address of principal executive offices)

(309) 266–7176
(Registrant's telephone number, including area code)
___________

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2001 and April 1, 2000
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2001	April 1, 2000

Net sales	$74,404	73,094
Cost of sales	64,827	62,325
Gross profit	9,577	10,769

Operating expenses:
Selling expenses	1,641	1,499
Administrative expenses	5,340	4,980
Total operating expenses	6,981	6,479

Operating income	2,596	4,290

Other income (expense):
Interest expense	(2,564)	(2,591)
Other	2	12
Total other income (expense)	(2,562)	(2,579)

Earnings before income taxes	34	1,711

Income taxes	—	660

Net earnings	34	1,051

Accretion of discount on preferred shares	(235)	(198)

Net earnings (loss) available to common shareholders	$(201)	853

Net earnings (loss) available to common stockholders per share–basic	$(.04)	0.19

Net earnings (loss) available to common stockholders per share–diluted	$(.04)	0.18

Weighted average number of common shares
Basic	4,600,850	4,504,745

Diluted	4,600,850	4,655,662

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
March 31, 2001 and December 31, 2000
(Dollars in thousands)

	March 31, 2001	December 31, 2000
	(Unaudited)
Assets

Current assets:
Trade accounts receivable, less allowance for doubtful accounts of $390 in 2001 and $1,324 in 2000	$30,756	28,198
Inventories	29,420	29,429
Prepaid expenses	2,859	2,474
Deferred income taxes	1,650	1,650

Total current assets	64,685	61,751

Property, plant, and equipment, net	50,820	51,555
Intangible assets, at cost, less accumulated amortization	10,995	11,186
Deferred income taxes	5,398	5,398
Other assets	608	643

	$132,506	130,533

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Outstanding checks in excess of bank balance	$2,911	2,792
Current installments of long-term debt	10,632	10,201
Accounts payable	34,792	30,735
Accrued expenses	5,535	5,165

Total current liabilities	53,870	48,893

Long-term debt, excluding current installments	75,118	78,156
Other liabilities	701	280

Total liabilities	129,689	127,329

Redeemable preferred stock	6,512	6,277

Stockholders’ equity (deficit):
Class A common stock	44	44
Class B common stock	2	2
Additional paid-in capital	20,883	20,883
Retained deficit	(24,203)	(24,002)
Accumulated other comprehensive loss	(421)	-

Total stockholders’ equity (deficit)	(3,695)	(3,073)

	$132,506	130,533

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2001 and April 1, 2000
(Dollars in thousands)
(Unaudited)

	2001	2000

Net cash provided by (used in) operating activities	$3,859	(1,335)

Cash flows from investing activities:
Capital expenditures	(1,371)	(1,402)
Net cash used in investing activities	(1,371)	(1,402)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	(539)	4,524
Increase in checks issued in excess of bank balance	119	1,954
Principal payments on long-term debt and capital leases	(2,068)	(3,741)
Net cash (used in) provided by financing activities	(2,488)	2,737

Net change in cash	—	—

Cash at beginning of period	—	—

Cash at end of period	$—	—

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,564	2,599

Income taxes	$24	17

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
For the Three Months Ended March 31, 2001
(Dollars in thousands)
(Unaudited)

	Class A common stock		Class B common stock		Additional	Retained	Accumulated other
	Shares issued	Amount	Shares issued	Amount	paid-in capital	earnings (deficit)	comprehensive loss	Total

Balance, December 31, 2000	4,400,850	$44	200,000	$2	$20,883	$(24,002)	$—	$(3,073)
Comprehensive loss
Net earnings	—	—	—	—	—	34	—	34
Other comprehensive income, loss on derivative instruments	—	—	—	—	—	—	(337)	(337)
Total comprehensive loss								(303)
Transition adjustment resulting from adoption of SFAS 133	__	__	__	__	__	__	(84)	(84)
Accretion of discount on preferred shares	__	__	__	__	__	(235)	__	(235)
Balance, March 31, 2001	4,400,850	$44	200,000	$2	$20,883	$(24,203)	$(421)	$(3,695)

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2001 and April 1, 2000 (Unaudited)

(1)  Nature of Business.

             The Company, operating through its subsidiaries, is a contract manufacturer and supplier of high–quality fabricated sheet metal and plastic components and subassemblies for construction, agricultural, and industrial original equipment manufacturers located primarily in the Midwestern and Southeastern United States.

(2)  Interim Financial Data.

             The Condensed Consolidated Financial Statements at March 31, 2001, and April 1, 2000, and for the quarters then ended are unaudited and reflect all adjustments, consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods indicated. The Company's fiscal quarters end on a Saturday (nearest to a quarter end) except for the fourth quarter which ends on December 31. For the quarters ended March 31, 2001, and April 1, 2000, there were 64 and 65 shipping days, respectively.  Results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year. The condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations of Morton Industrial Group, Inc. contained in the Company's Annual Report on Form 10–K for the year ended December 31, 2000.

             Certain amounts presented in prior years' financial statements have been reclassified to conform to the current year presentation.

(3)	The Company's inventory, in thousands of dollars, as of March 31, 2001, and December 31, 2000, is summarized as follows:

	March 31, 2001	December 31, 2000

Raw materials, purchased parts and manufactured components	$12,425	$12,753
Work–in–process	6,952	7,121
Finished goods	10,043	9,555
	$29,420	$29,429

(4) Earnings Per Share.

             The following reflects the reconciliation of the numerators and denominators of the earnings per share and the earnings per share assuming dilution computations:

	Quarter Ended March 31, 2001			Quarter Ended April 1, 2000
	(Loss) (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount

Basic income (loss) available to common shareholders	$(201,000)	4,600,850	$(.04)	$853,000	4,504,745	$.19

Effect of dilutive securities, stock options		-	-		150,917	-
Diluted income (loss) available to common shareholders		4,600,850	$(.04)		4,655,662	$.18

(5) Segment Reporting.

             The Company has two reportable segments, contract metal fabrication and contract plastic fabrication. The contract metal fabrication segment provides full service fabrication of parts and sub–assemblies for the construction, agricultural and industrial equipment industries. The contract plastic fabrication segment provides full–service vacuum formed and injected–molded parts and sub–assemblies for the construction, agricultural and industrial equipment industries. The following segment data is for the quarters ended March 31, 2001 and April 1, 2000:

	Contract Metal Fabrication	Contract Plastic Fabrication	Total

Quarter Ended March 31, 2001
Revenues from external customers	$41,258	$33,146	$74,404
Segment operating income	2,286	310	2,596
Quarter Ended April 1, 2000
Revenues from external customers	$40,958	$32,136	$73,094
Segment operating income	3,718	572	4,290

(6) Derivative Instruments

             The Company adopted Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as amended by SFAS No. 137 and No. 138 on January 1, 2001.  SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value.  Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.  The Company uses derivative financial instruments (interest rate swaps) to mitigate its interest rate risk on a related financial instrument.  SFAS 133 requires that changes in the fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income while the ineffective portion of the derivative’s change in fair value be recognized immediately in earnings.  SFAS 133 requires that unrealized gains and losses on that portion of derivatives not qualifying for hedge accounting be recognized currently in earnings.  The cumulative effect of a change in accounting principle due to the adoption of SFAS 133 as of January 1, 2001 was $84 and was recorded in accumulated other comprehensive income as a transition adjustment.  The Company recorded a net loss of $337 in other comprehensive income for its interest rate swap contracts qualifying for hedge accounting for the three month period ended March 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             The following discussion and analysis describes changes in the Company's financial condition since December 31, 2000. The analysis of results of operations compares the quarters ended March 31, 2001 and April 1, 2000.

RESULTS OF OPERATIONS

FIRST QUARTER, 2001 VERSUS FIRST QUARTER, 2000

             Our net revenues for the first quarter, 2001 were $74.4 million compared to $73.1 million for the first quarter of 2000, an increase of $1.3 million, or 1.8%.  The sales increase resulted from new projects for major customers that replaced prior projects being phased out.

             Our sales to Deere & Company and Caterpillar Inc., were approximately 59% and 56% of our revenues for the first quarters, 2001 and 2000, respectively.  Revenues from these customers increased approximately 8% over the same period in 2000.

             Our gross profits for the first quarter, 2001 decreased by approximately $1.2 million, a decrease of 11.1%, versus the same three months in 2000. The overall gross profit percentage decreased to 12.9% for the first quarter of 2001 from 14.7% for the first quarter of 2000. The decrease in gross profit dollars and percentage resulted primarily from a change in product mix for the comparable quarters.

             Our selling and administrative expenses for the first quarter, 2001 amounted to $7.0 million, or 9.4% of net sales compared to $6.5 million, or 8.9% of net sales for the second quarter of 2000.

             Our interest expense was approximately $2.6 million for the first quarter of both 2000 and 2001.  Although our overall debt level has decreased from a year ago, increases in the average interest rates for the comparable quarters has offset the benefits associated with the lower debt levels.

             For the first quarter of 2001, we provided no income taxes on pre–tax income of $34 thousand. For the first quarter of 2000, we provided $660 thousand of income taxes on pre-tax income of $1.7 million.  The effective rate was approximately 38.5%.

LIQUIDITY AND CAPITAL RESOURCES

             Our consolidated working capital at March 31, 2001 was $10.8 million compared to $12.9 million at December 31, 2000, a decrease in working capital of approximately $2.1 million.  The decrease relates primarily to an increase in accounts payable since year end.

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

             On May 28, 1998, we entered into a credit agreement with Harris, as Agent. The credit agreement, as last amended in December, 2000, provides a credit facility with the following components: (i) a $23 million secured revolving credit facility; (ii) a $25 million secured term loan that matures in May, 2003; and (iii) a $30 million secured term loan that matures in May, 2005.  Both term loans fully amortize over their respective terms with quarterly payments. The interest rates on the loans vary from 1% to 3.75% above the lender's prime rate. We used the proceeds under the facility to refinance the then existing indebtedness, to finance the 1998 acquisitions, and for general corporate purposes.

             The amount of revolving credit availability is calculated using a borrowing base of qualified accounts receivable and inventory.  As of March 31, 2001, we had additional availability of approximately $3.5 million under the Harris facility. We are paying this lender a fee of .125% per month based upon the amount of the revolving credit commitment and the balance of the term loans.

             In connection with the Harris financing, we have two fixed interest rate swap agreements with a commercial bank (the "counter party"). The first agreement has a notional principal amount of $7.5 million and a termination date of May 31, 2003. The second agreement has a notional principal amount of $14.3 million and a termination date of June 30, 2003. The notional principal amount declines over the term of both agreements based upon a defined amortization schedule. The counter party has the unilateral right to cancel both agreements as of June 30, 2001. As described below, these agreements are for the purpose of limiting the effects of interest rate increases on half of the Company's floating rate term debt.

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

             On April 15, 1999, we entered into a financing agreement with GECC. The agreement contains a 4 ½ year secured revolving credit facility with maximum availability of $24 million and a $26 million secured term loan with a 4 ½ year term. The amount of availability is based upon a borrowing base of qualified accounts receivable and inventory. Both of the facilities bear interest at variable interest rates based on the prime rate, plus variable margins. We also incur a fee based upon a certain percentage of the unused revolving credit facility. The term loan facility amortizes quarterly throughout its term. We must also prepay certain amounts from the sale of assets, the issuance of new equity capital and from "excess cash flow", as defined in the agreement.

             As of March 31, 2001, we had additional availability of $1.1 million under the GECC credit facility. We believe that the agreement with GECC, as amended in March, 2001, will provide the necessary term and revolving financing, and along with cash flows from operations, will provide the necessary levels of liquidity for the operations acquired from Worthington through the end of the current fiscal year and beyond.

             As part of the financing for the Worthington acquisition, we issued 10,000 shares of redeemable preferred stock, which we must redeem in April 2004 at $1,000 per share plus any dividends accrued since April 15, 1999. The $10 million face value preferred stock was recorded at its fair value of $4.25 million. We are accreting the discount over a five year period using the effective yield method. Dividends are payable in kind at the rate of 8% per annum. We believe that certain provisions of the agreement with Worthington preclude the payment of dividends, and no dividends have been accrued since December 31, 1999. There are current legal proceedings related to certain Worthington matters as described in Form 10-K filed with the Securities and Exchange Commission on April 2, 2001.

             On November 3, 2000, the Company entered into an agreement with First Union Securities, Inc. ("FUSI"), under which FUSI will act as the Company's exclusive financial advisor with respect to possible debt or equity financings or recapitalizations. A director of the Company is a Managing Director at FUSI.

             We incurred $1.4 million of capital expenditures during the first quarter of 2001, primarily for purchases of manufacturing equipment.

             We estimate that our capital expenditures in 2001 will total approximately $5.5 million of which $2.0 million will be for new production equipment and the remaining $3.5 million will be for normal replacement items.

FORWARD LOOKING STATEMENTS

             "Safe Harbor" Statement Under The Private Securities Litigation Reform Act Of 1995: This Form 10–Q contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements containing the words "anticipates," "believes," "intends," "estimates," "expects," "projects" and similar words. The forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results expressed or implied by such forward looking statements. Such factors include, among others, the following: the loss of certain significant customers; the cyclicality of our construction and agricultural sales; risks associated with our acquisition strategy; general economic and business conditions, both nationally and in the markets in which we operate or will operate; competition; and other factors referenced in the Company's reports and registration statements filed with the Securities and Exchange Commission. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements contained herein speak only of the Company's expectation as of the date of this annual report. We disclaim any obligations to update any such factors or publicly announce the result of any revisions to any of the forward looking statements contained herein to reflect future events or developments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

             The Company is exposed to interest rate changes primarily as a result of its line of credit and long–term debt used for maintaining liquidity, funding capital expenditures, and expanding our operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower overall borrowing costs. To achieve its objectives, the Company has entered into two separate financing agreements, as described more fully above, for term loans and revolving credit facilities. The Company has also entered into two interest rate swap agreements, as required by its Harris financing arrangements, to limit the effect of increases in the interest rates on half of its floating rate term debt. Under the swap agreements, which expire May 31, 2003 to June 30, 2003, a LIBOR–equivalent interest rate component of the interest rate is limited to 5.875% on half of the Company's $35.4 million term loans.

             The Company does not enter into interest rate transactions for speculative purposes.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no significant changes in the status of the Worthington Industries, Inc. suit referenced in the Company's Form 10-K for 2000 filed with the Securities and Exchange Commission on April 2, 2001.

ITEM 5.  OTHER INFORMATION

Effective April 11, 2001, the Company's ticker symbol on the Nasdaq SmallCap Market was restored to MGRP. The Company, which had been trading temporarily since October 20, 2000 under MGRPC, has satisfied the net income standard for continued listing on the Nasdaq SmallCap Market.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8–K

(A)       Exhibits

   11.        The computation can be determined from this report.

(B)        Reports on Form 8–K.

             None

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORTON INDUSTRIAL GROUP, INC.
By:	/s/ THOMAS D. LAUERMAN
Thomas D. Lauerman Vice President of Finance

Dated: May 15, 2001