Form 10-Q
period 2001-06-30
MORTON INDUSTRIAL GROUP INC
filed 2001-08-14
CIK 64247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 0–13198

MORTON INDUSTRIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Georgia	38–0811650
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

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

Outstanding as of August 3, 2001

Class A Common Stock, $.01 par value	4,400,850
Class B Common Stock, $.01 par value	200,000

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MORTON INDUSTRIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2001 and July 1, 2000
(Dollars In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000

Net sales	$61,718	$71,887	$136,122	$144,981
Cost of sales	54,761	61,669	119,588	123,994

Gross profit	6,957	10,218	16,534	20,987

Operating expenses
Selling expenses	1,369	1,652	3,010	3,151
Administrative expenses	4,345	5,635	9,685	10,615

Total operating expenses	5,714	7,287	12,695	13,766

Operating income	1,243	2,931	3,839	7,221

Other income (expense)
Interest expense	(2,412)	(2,730)	(4,977)	(5,321)
Other	47	329	49	341

Total other income (expense)	(2,365)	(2,401)	(4,928)	(4,980)

Income (loss) before income taxes	(1,122)	530	(1,089)	2,241

Income taxes	-	210	-	870

Net earnings (loss)	(1,122)	320	(1,089)	1,371
Accretion of discount on preferred shares	(272)	(229)	(507)	(427)

Net income (loss) available to common shareholders	$(1,394)	$91	$(1,596)	$944

Earnings (loss) per common share
Basic	$(0.31)	$0.02	$(0.35)	$0.21

Diluted	$(0.31)	$0.02	$(0.35)	$0.20

Weighted average number of common shares
Basic	4,600,850	4,564,167	4,600,850	4,534,294

Diluted	4,600,850	4,662,996	4,600,850	4,660,305

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2001 and December 31, 2000
(Dollars in thousands)

	June 30, 2001	December 31, 2000

	(Unaudited)
Assets

Current assets:
Trade accounts receivable, less allowance for doubtful accounts of $428 in 2001 and $1,324 in 2000	$25,200	28,198
Inventories	25,451	29,429
Prepaid expenses	3,009	2,474
Deferred income taxes	1,650	1,650

Total current assets	55,310	61,751

Property, plant, and equipment, net	49,844	51,555
Intangible assets, at cost, less accumulated amortization	10,627	11,186
Deferred income taxes	5,398	5,398
Other assets	538	643

	$121,717	130,533

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Outstanding checks in excess of bank balance	$3,316	2,792
Current installments of long-term debt	11,116	10,201
Accounts payable	30,815	30,735
Accrued expenses	6,273	5,165

Total current liabilities	51,520	48,893

Long-term debt, excluding current installments	67,778	78,156
Other liabilities	725	280

Total liabilities	120,023	127,329

Redeemable preferred stock	6,784	6,277

Stockholders’ equity (deficit):
Class A common stock	44	44
Class B common stock	2	2
Additional paid-in capital	20,883	20,883
Retained deficit	(25,598)	(24,002)
Accumulated other comprehensive loss	(421)	-

Total stockholders’ equity (deficit)	(5,090)	(3,073)

	$121,717	130,533

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
For the Six Months Ended June 30, 2001
(Dollars in thousands)
(Unaudited)

	Class A common stock		Class B common stock		Additional paid-in	Retained earnings	Accumulated other comprehensive
	Shares		Shares
	issued	Amount	issued	Amount	capital	(deficit)	loss	Total

Balance, December 31, 2000	4,400,850	$44	200,000	$2	$20,883	$(24,002)	$—	$(3,073)

Comprehensive (loss):
Net earnings (loss)	—	—	—	—	—	(1,089)	—	(1,089)
Other comprehensive (loss), (loss) on derivative instruments	—	—	—	—	—	—	(337)	(337)

Total comprehensive (loss)								(1,426)

Transition adjustment resulting from adoption of FASB 133	—	—	—	—	—	—	(84)	(84)
Accretion of discount on preferred shares	—	—	—	—	—	(507)	—	(507)

Balance, June 30, 2001	4,400,850	$44	200,000	$2	$20,883	$(25,598)	$(421)	$(5,090)

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
For the Six Months Ended June 30 , 2001 and July 1, 2000
(Dollars In Thousands)
(Unaudited)

	2001	2000

Net cash provided by operating activities	$11,867	$3,788

Cash flows from investing activities
Capital expenditures	(2,723)	(3,393)
Increase in intangible assets	(205)	(219)
Proceeds from sale of business unit	-	1,115

Net cash used in investing activities	(2,928)	(2,497)

Cash flows from financing activities
Net borrowings (repayments) under revolving credit facility	(5,084)	2,960
Cash received on exercised options	-	37
Principal payments on long-term debt	(4,379)	(7,027)
Increase in checks issued in excess of bank balance	524	2,739

Net cash provided by (used in) financing activities	(8,939)	(1,291)

Net increase in cash	-	-
Cash at beginning of period	-	-

Cash at end of period	$-	$-

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$5,206	$5,365

Income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2001 and July 1, 2000 (Unaudited)

(1)  Nature of Business.

             The Company, operating through its subsidiaries, is a contract manufacturer and supplier of high-quality fabricated sheet metal and plastic components and subassemblies for construction, agricultural, and industrial original equipment manufacturers located primarily in the Midwestern and Southeastern United States.

(2)  Interim Financial Data.

             The Condensed Consolidated Financial Statements at June 30, 2001, and July 1, 2000, and for the three months and six months then ended are unaudited and reflect all adjustments, consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods indicated. The Company's fiscal quarters end on a Saturday (nearest to a quarter end) except for the fourth quarter which ends on December 31. For both the quarters ended June 30, 2001, and July 1, 2000, there were 64 shipping days.  For the six months ended June 30, 2001 and July 1, 2000, there were 128 and 129 shipping days, respectively.  Results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year. The condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations of Morton Industrial Group, Inc. contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(3)  The Company's inventory, in thousands of dollars, as of June 30, 2001, and December 31, 2000, is summarized as follows:

	June 30, 2001	December 31, 2000

Raw materials, purchased parts and manufactured components	$10,798	$12,753
Work–in–process	6,561	7,121
Finished goods	8,092	9,555

	$25,451	$29,429

4)  Earnings Per Share.

             The following reflects the reconciliation of the numerators and denominators of the earnings per share and the earnings per share assuming dilution computations:

	Quarter Ended June 30, 2001			Quarter Ended July 1, 2000

	(Loss) (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount

Basic income (loss) available to common shareholders	$(1,394,000)	4,600,850	$(.31)	$91,000	4,564,167	$.02

Effect of dilutive securities, stock options		-	-		98,929	-

Diluted income (loss) available to common shareholders		4,600,850	$(.31)		4,662,996	$.02

	Six Months Ended June 30, 2001			Six Months Ended July 1, 2000

	(Loss) (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount

Basic income (loss) available to common shareholders	$(1,596,000)	4,600,850	$(.35)	$944,000	4,534,294	$.21

Effect of dilutive securities, stock options		-	-		126,011	(.01)

Diluted income (loss) available to common shareholders		4,600,850	$(.35)		4,660,305	$.20

(5)  Segment Reporting.

             The Company has two reportable segments, contract metal fabrication and contract plastic fabrication. The contract metal fabrication segment provides full service fabrication of parts and sub-assemblies for the construction, agricultural and industrial equipment industry. The contract plastic fabrication segment provides full-service vacuum formed and injected-molded parts and sub-assemblies for the construction, agricultural and industrial equipment industry. The following segment data is for the quarter and six months ended June 30, 2001 and July 1, 2000:

	ContractMetal Fabrication	ContractPlastic Fabrication	Total

Quarter Ended June 30, 2001
Revenues from external customers	$35,534	$26,184	$61,718
Segment operating income	2,639	(1,396)	1,243
Quarter Ended July 1, 2000
Revenues from external customers	$41,832	$30,055	$71,887
Segment operating income	906	25	2,931

	Contract Metal Fabrication	Contract Plastic Fabrication	Total

Six Months Ended June 30, 2001
Revenues from external customers	$76,792	$59,330	$136,122
Segment operating income	4,950	(1,111)	3,839
Six Months Ended July 1, 2000
Revenues from external customers	$82,790	$62,191	$144,981
Segment operating income	6,624	597	7,221

(6) Derivative Instruments

          The Company adopted Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as amended by SFAS No. 137 and No. 138 on January 1, 2001.  SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value.  Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.  The Company uses derivative financial instruments (interest rate swaps) to mitigate its interest rate risk on a related financial instrument.  SFAS 133 requires that changes in the fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income while the ineffective portion of the derivative’s change in fair value be recognized immediately in earnings.  SFAS 133 requires that unrealized gains and losses on that portion of derivatives not qualifying for hedge accounting be recognized currently in earnings.  The cumulative effect of a change in accounting principle due to the adoption of SFAS 133 as of January 1, 2001 was $84 and was recorded in accumulated other comprehensive income as a transition adjustment.  The Company recorded a net loss of $337 in other comprehensive income for its interest rate swap contracts qualifying for hedge accounting for the six month period ended June 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             The following discussion and analysis describes changes in the Company's financial condition since December 31, 2000. The analysis of results of operations compares the three months and six months ended June 30, 2001 and July 1, 2000.

RESULTS OF OPERATIONS

SECOND QUARTER, 2001 VERSUS SECOND QUARTER, 2000

             Our net revenues for the second quarter, 2001 were $61.7 million compared to $71.9 million for the second quarter of 2000, a decrease of $10.2 million, or 14.2%. Our sales to Deere & Company and Caterpillar Inc., were approximately 60% and 51% of our revenues for the second quarters, 2001 and 2000, respectively.  Revenues from these customers increased approximately 2% over the same period in 2000. Following general economic trends, sales to certain customers, including those related to consumer products, fell from quarter-to-quarter.

             Our gross profits for the second quarter, 2001 decreased by approximately $3.3 million, a decrease of 31.9%, versus the same three months in 2000. The overall gross profit percentage decreased to 11.3% for the second quarter of 2001 from 14.2% for the second quarter of 2000. The decrease in gross profit dollars and percentage resulted primarily from the decrease in revenues, and the associated lower capacity utilization.

             Our selling and administrative expenses for the second quarter, 2001 amounted to $5.7 million, or 9.3% of net sales compared to $7.3 million, or 10.1% of net sales for the second quarter of 2000.  The Company achieved reductions on various expenses administered on a company-wide basis.

             Our interest expense was approximately $2.4 million for the second quarter of  2001, compared to $2.7 million for the second quarter of 2000.  Interest expense is reduced because of a combination of lower debt and lower rates of interest.

             For the second quarter of 2001, no income tax benefit was recognized on a pre-tax loss of $1.1 million. The additional net operating loss carryforward created in the second quarter of 2001 was offset by an increase in the valuation allowance.  For the second quarter of 2000, we provided $210 thousand of income taxes on pre-tax income of $530 thousand.  The effective rate was approximately 40%.

FIRST SIX MONTHS, 2001 VERSUS FIRST SIX MONTHS, 2000

             Our net revenues for the first six months of 2001 were $136.1 million compared to $145.0 million for the first six months of 2000, a decrease of $8.9 million, or 6.1%.  Our sales to Deere & Company and Caterpillar Inc., were approximately 58% and 50% of our revenues for the second quarters, 2001 and 2000, respectively.  Revenues from these customers increased approximately 7% over the same period in 2000. Following general economic trends, sales to certain customers, including those related to consumer products, fell during the comparable six month periods. Customer demand has created cycles in the Company's revenues; revenues are generally stronger in the first six months of the year compared with the last six months of the year.

             Our gross profits for the first six months of 2001 decreased by approximately $4.5 million, a decrease of 21.2%, versus the same six months in 2000. The overall gross profit percentage decreased to 12.1% for the first six months of 2001 from 14.5% for the first six months of 2000. The decrease in gross profit dollars and percentage resulted primarily from the decrease in revenues, and the associated lower capacity utilization.

             Our selling and administrative expenses for the first six months of 2001 amounted to $12.7 million, or 9.3% of net sales compared to $13.8 million, or 9.5% of net sales for the first six months of 2000.  The Company achieved reductions on various expenses administered on a company-wide basis.

             Our interest expense was approximately $5.0 million for the first six months of  2001, compared to $5.3 million for the first six months of 2000.  Interest expense is reduced because of a combination of lower debt and lower rates of interest.

             For the first six months of 2001, no income tax benefit was recognized on a pre-tax loss of $1.1 million.  The additional net operating loss carryforward created in the first six months of 2001 was offset by an increase in the valuation allowance.  For the first six months of 2000, we provided $870 thousand of income taxes on pre-tax income of $2.2 million.  The effective rate was approximately 40%.

LIQUIDITY AND CAPITAL RESOURCES

             Our consolidated working capital at June 30, 2001 was $3.8 million compared to $12.9 million at December 31, 2000, a decrease in working capital of approximately $9.1 million.  The decrease in working capital relates primarily to decreases in both accounts receivable and inventory, which provided funds for a decrease in revolving debt, which is classified as long-term debt.

             The reductions in accounts receivable and inventory reflect the effects of the national economic slowdown.  Some of our OEM customers such as manufacturers of farm equipment and consumer products have reduced production and their need for components.  We expect that this slowdown will continue through at least the end of this year.  We anticipate that during the remainder of the year we will carefully monitor and manage our cash requirements and pursue cost reduction initiatives.

             We have two separate credit facilities. The first facility is with Harris Trust and Savings Bank (Harris), and serves the company's operations other than the operations acquired from Worthington Custom Plastics, Inc. (Worthington). The second facility, with General Electric Capital Corporation (GECC), serves the operations acquired from Worthington during the second quarter, 1999. These credit facilities are separate and provide financing for the named operations. The two credit facilities are separately secured by the assets of the operations they support.

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

             The amount of revolving credit availability is calculated using a borrowing base of qualified accounts receivable and inventory.  As of June 30, 2001, we had additional availability of approximately $3.0 million under the Harris facility. We are paying this lender a fee of .125% per month based upon the amount of the revolving credit commitment and the balance of the term loans.

             In connection with the Harris financing, we have two fixed interest rate swap agreements with a commercial bank (the "counter party"). The first agreement has a notional principal amount of $6.9 million and a termination date of May 31, 2003. The second agreement has a notional principal amount of $14.2 million and a termination date of June 30, 2003. The notional principal amount declines over the term of both agreements based upon a defined amortization schedule. The counter party waived its unilateral right to cancel both agreements as of June 30, 2001. As described below, these agreements are for the purpose of limiting the effects of interest rate changes on half of the Company's floating rate term debt.

             Our sources of funds to meet near term liquidity requirements for the businesses not acquired from Worthington will be the cash flows from operations, the Harris line of credit, and management of working capital to reflect current levels of operations. We believe that these sources, with attentive cash management and cost reductions, will be adequate through the end of the current fiscal year and beyond.

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

             As of June 30, 2001, we had additional availability of $0.4 million under the GECC credit facility. We believe that the agreement with GECC, as amended in August, 2001, will provide the necessary term and revolving financing, and along with cash flows from operations, and attentive cost management and cost reductions, will provide the necessary levels of liquidity for the operations acquired from Worthington through the end of the current fiscal year and beyond.

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

             On November 3, 2000, the Company entered into an agreement with First Union Securities, Inc. ("FUSI"), under which FUSI will act as the Company's exclusive financial advisor with respect to possible debt or equity financings or recapitalizations. The Company is exploring potential financing alternatives.  A director of the Company is a Managing Director at FUSI.

             We incurred $2.7 million of capital expenditures during the first six months of 2001, primarily for purchases of manufacturing equipment.

             We estimate that our capital expenditures in 2001 will total approximately $4.6 million of which $1.5 million will be for new production equipment and the remaining $3.1 million will be for normal replacement items.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

             In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, “Business Combinations”, and Statement No. 142, "Goodwill and Other Intangible Assets”.  Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001.  Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but, instead, tested for impairment at least annually in accordance with the provisions of Statement 142.  The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002.

             As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $8.6 million which will be subject to the transition provisions of Statements 141 and 142.  Amortization expense related to goodwill was approximately $0.6 million and $0.3 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively.  Because of the extensive effort needed to comply with adopting the new rules, it is not practicable to reasonably estimate the impact of adopting these statements on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

FORWARD LOOKING STATEMENTS

             "Safe Harbor" Statement Under The Private Securities Litigation Reform Act Of 1995: This Form 10-Q contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements containing the words "anticipates," "believes," "intends," "estimates," "expects," "projects" and similar words. The forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results expressed or implied by such forward looking statements. Such factors include, among others, the following: the loss of certain significant customers; the cyclicality of our construction and agricultural sales; risks associated with our acquisition strategy; general economic and business conditions, both nationally and in the markets in which we operate or will operate; competition; and other factors referenced in the Company's reports and registration statements filed with the Securities and Exchange Commission. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements contained herein speak only of the Company's expectation as of the date of this quarterly report. We disclaim any obligations to update any such factors or publicly announce the result of any revisions to any of the forward looking statements contained herein to reflect future events or developments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

             The Company is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used for maintaining liquidity, funding capital expenditures, and expanding our operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower overall borrowing costs. To achieve its objectives, the Company has entered into two separate financing agreements, as described more fully above, for term loans and revolving credit facilities. The Company has also entered into two interest rate swap agreements, as required by its Harris financing arrangements, to limit the effect of increases in the interest rates on half of its floating rate term debt. Under the swap agreements, which expire May 31, 2003 to June 30, 2003, a LIBOR-equivalent interest rate component of the interest rate is limited to 5.875% on half of the Company's $34.2 million term loans.

             The Company does not enter into interest rate transactions for speculative purposes.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no significant changes in the status of the Worthington Industries, Inc. suit referenced in the Company's Form 10-K for 2000 filed with the Securities and Exchange Commission on April 2, 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Morton Industrial Group, Inc., held its Annual Meeting on June 12, 2001 to:
1.	Elect five directors to serve for one year terms until the Annual Meeting of Shareholders in 2002.
2.	Consider and act upon a proposal to ratify the selection of KPMG, LLP as independent auditors of the Company for 2001.

             The results of the shareholders’ votes on each of these matters appear in the following tables.

Election of Directors:

	For	Against	Abstained	Total

William D. Morton	4,772,976	15,357	------	4,788,333
Fred W. Broling	4,783,682	4,651	------	4,788,333
Alfred R. Glancy III	4,782,500	5,833	------	4,788,333
Mark W. Mealy	4,783,587	4,746	------	4,788,333
Willem de Vogel	4,783,278	5,055	------	4,788,333

Ratification of Selection of Independent Auditor:

	For	Against	Abstained	Total

KMPG LLP	4,782,252	3,199	2,882	4,788,333

Each share of Class A common stock had one vote per share, and each share of Class B common stock had 3.23530 votes per share.

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

Dated: August 14, 2001