Form 10-Q
period 2001-09-29
MORTON INDUSTRIAL GROUP INC
filed 2001-11-13
CIK 64247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2001

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

Outstanding as of November 1, 2001

Class A Common Stock, $.01 par value	4,400,850
Class B Common Stock, $.01 par value	200,000

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MORTON INDUSTRIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 29, 2001 and September 30, 2000

(Dollars In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2001	September 30, 2000	September 29, 2001	September 30, 2000

Net sales	$52,373	$67,575	$188,495	$212,556
Cost of sales	45,844	59,802	165,432	183,796
Gross profit	6,529	7,773	23,063	28,760

Operating expenses
Selling expenses	1,227	1,724	4,238	4,875
Administrative expenses	4,202	4,189	13,887	14,803
Total operating expenses	5,429	5,913	18,125	19,678
Operating income	1,100	1,860	4,938	9,082

Other income (expense)
Interest expense	(2,331)	(2,688)	(7,307)	(8,009)
Other	14	22	63	363
Total other income (expense)	(2,317)	(2,666)	(7,244)	(7,646)
Income (loss) before income taxes	(1,217)	(806)	(2,306)	1,436

Income taxes	-	(320)	-	550

Net earnings (loss)	(1,217)	(486)	(2,306)	886

Accretion of discount on preferred shares	(279)	(235)	(787)	(662)

Net income (loss) available to common shareholders	$(1,496)	$(721)	$(3,093)	$224

Earnings (loss) per common share
Basic	$(0.33)	$(0.16)	$(0.67)	$0.05
Diluted	$(0.33)	$(0.16)	$(0.67)	$0.05

Weighted average number of common shares
Basic	4,600,850	4,587,193	4,600,850	4,541,561
Diluted	4,600,850	4,587,193	4,600,850	4,662,996

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
September 29, 2001 and December 31, 2000
(Dollars in thousands)

	September 29, 2001	December 31, 2000
	(Unaudited)
Assets

Current assets:
Trade accounts receivable, less allowance for doubtful accounts of $304 in 2001 and $1,324 in 2000	$23,494	$28,198
Inventories	25,611	29,429
Prepaid expenses	3,957	2,474
Deferred income taxes	1,650	1,650

Total current assets	54,712	61,751

Property, plant, and equipment, net	48,831	51,555
Intangible assets, at cost, less accumulated amortization	10,242	11,186
Deferred income taxes	5,398	5,398
Other assets	483	643

	$119,666	$130,533

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Outstanding checks in excess of bank balance	$2,567	$2,792
Current installments of long-term debt	12,340	10,201
Accounts payable	31,905	30,735
Accrued expenses	5,338	5,165

Total current liabilities	52,150	48,893

Long-term debt, excluding current installments	67,117	78,156
Other liabilities	327	280

Total liabilities	119,594	127,329

Redeemable preferred stock	7,064	6,277

Stockholders’ equity (deficit):
Class A common stock	44	44
Class B common stock	2	2
Additional paid-in capital	20,883	20,883
Retained deficit	(27,095)	(24,002)
Accumulated other comprehensive loss	(826)	-

Total stockholders’ equity (deficit)	(6,992)	(3,073)

	$119,666	$130,533

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

For the Nine Months Ended September 29 , 2001 and September 30, 2000

(Dollars In Thousands)

(Unaudited)

	2001	2000

Net cash provided by operating activities	$13,248	$1,005

Cash flows from investing activities
Capital expenditures	(3,918)	(4,987)
Increase in intangible assets	(205)	(219)
Proceeds from sale of business unit	-	2,915
Net cash used in investing activities	(4,123)	(2,291)

Cash flows from financing activities
Net borrowings (repayments) under revolving credit facility	(3,447)	6,310
Cash received on exercised options	-	39
Principal payments on long-term debt	(5,453)	(8,930)
Increase (decrease) in outstanding checks in excess of bank balance	(225)	3,867
Net cash provided by (used in) financing activities	(9,125)	1,286

Net increase in cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	$-

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$7,301	$7,501
Income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
For the Nine Months Ended September 29, 2001
(Dollars in thousands)
(Unaudited)

	Class A common stock		Class B common stock
	Shares issued	Amount	Shares issued	Amount	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive loss	Total

Balance, December 31, 2000	4,400,850	$44	200,000	$2	$20,883	$(24,002)	$—	$(3,073)

Comprehensive (loss):
Net earnings (loss)	—	—	—	—	—	(2,306)	—	(2,306)
Other comprehensive (loss),(loss) on derivative instruments	—	—	—	—	—	—	(742)	(742)
Total comprehensive (loss)								(3,048)
Transition adjustment resultingfrom adoption of FASB 133	—	—	—	—	—	—	(84)	(84)
Accretion of discount on preferred shares	—	—	—	—	—	(787)	—	(787)

Balance, September 29, 2001	4,400,850	$44	200,000	$2	$20,883	$(27,095)	$(826)	$(6,992)

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 29, 2001 and September 30, 2000

(Unaudited)

(1)  Nature of Business.

The Company, operating through its subsidiaries, is a contract manufacturer and supplier of high–quality fabricated sheet metal and plastic components and subassemblies for construction, agricultural, and industrial original equipment manufacturers located primarily in the Midwestern and Southeastern United States.

(2)  Interim Financial Data.

The Condensed Consolidated Financial Statements at September 29, 2001, and September 30, 2000, and for the three months and nine months then ended are unaudited and reflect all adjustments, consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods indicated. The Company's fiscal quarters end on a Saturday (nearest to a quarter end) except for the fourth quarter which ends on December 31. For both the quarters ended September 29, 2001, and September 30, 2000, there were 63 shipping days.  For the nine months ended September 29, 2001 and September 30, 2000, there were 191 and 192 shipping days, respectively.  Results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year. The condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations of Morton Industrial Group, Inc. contained in the Company's Annual Report on Form 10–K for the year ended December 31, 2000.

(3)  Inventory

            The Company's inventory, in thousands of dollars, as of September 29, 2001, and December 31, 2000, is summarized as follows:

	September 29, 2001	December 31, 2000

Raw materials, purchased parts and manufactured components	$11,448	$12,753
Work-in-process	7,212	7,121
Finished goods	6,951	9,555
	$25,611	$29,429

(4)  Earnings Per Share.

The following reflects the reconciliation of the numerators and denominators of the earnings per share and the earnings per share assuming dilution computations:

	Quarter Ended September 29, 2001			Quarter Ended September 30, 2000
	(Loss) (Numerator)	Shares (Denominator)	Per Share Amount	(Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings (loss) available to common shareholders	$(1,496,000)	4,600,850	$(.33)	$(721,000)	4,587,193	$(.16)

Effect of dilutive securities, stock options		-	-		-	-
Diluted earnings (loss) available to common shareholders		4,600,850	$(.33)		4,587,193	$(.16)

	Nine Months Ended September 29, 2001			Nine Months Ended September 30, 2000
	(Loss) (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings (loss) available to common shareholders	$(3,093,000)	4,600,850	$(.67)	$224,000	4,541,561	$.05

Effect of dilutive securities, stock options and warrants		-	–		121,435	-
Diluted earnings (loss) available to common shareholders		4,600,850	$(.67)		4,662,996	$.05

At both September 29, 2001 and September 30, 2000, 307,504 options and warrants were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

(5)  Segment Reporting.

The Company has two reportable segments, contract metal fabrication and contract plastic fabrication. The contract metal fabrication segment provides full service fabrication of parts and sub–assemblies for the construction, agricultural and industrial equipment industry. The contract plastic fabrication segment provides full–service vacuum formed and injected–molded parts and sub–assemblies for the construction, agricultural and industrial equipment industry. The following segment data is for the quarter and nine months ended September 29, 2001 and September 30, 2000:

	Contract Metal Fabrication	Contract Plastic Fabrication	Total

Quarter Ended September 29, 2001
Revenues from external customers	$27,508	$24,865	$52,373
Segment operating income (loss)	1,498	(398)	1,100
Quarter Ended September 30, 2000
Revenues from external customers	$34,957	$32,618	$67,575
Segment operating income	1,141	719	1,860

	Contract Metal Fabrication	Contract Plastic Fabrication	Total

Nine Months Ended September 29, 2001
Revenues from external customers	$104,300	$84,195	$188,495
Segment operating income (loss)	6,447	(1,509)	4,938
Nine Months Ended September 30, 2000
Revenues from external customers	$117,649	$94,907	$212,556
Segment operating income	7,687	1,395	9,082

(6)  Derivative Instruments

                The Company adopted Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as amended by SFAS No. 137 and No. 138 on January 1, 2001.  SFAS 133 requires that all derivative instruments be recorded  on the balance sheet at their fair value.  Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.    The Company uses derivative financial instruments (interest rate swaps) to mitigate its interest rate risk on a related financial instrument.  SFAS 133 requires that changes in the fair value of derivatives that qualify as a cash flow hedge be recognized in other comprehensive income while the ineffective portion of the derivative’s change in fair value be recognized immediately in earnings. SFAS 133 requires that unrealized gains and losses on that portion of derivatives not qualifying for hedge accounting be recognized currently in earnings.  The cumulative effect of change in accounting principle due to the adoption of SFAS 133 as of January 1, 2001 was $84 and was recorded in accumulated other comprehensive income (loss) as a transition adjustment.  The Company recorded a net loss of $742 in other comprehensive income (loss) for its interest rate swap contracts qualifying for hedge accounting for the nine month period ended September 29, 2001.

(7)  Debt

     On May 28, 1998, we entered into a credit agreement with Harris Trust and Savings Bank (Harris), as Agent. The credit agreement, as last amended in September, 2001, provides a credit facility with the following components: (i) a $21 million secured revolving credit facility; (ii) a $25 million secured term loan that matures in May, 2003; and (iii) a $30 million secured term loan that matures in May, 2005.  Both term loans fully amortize over their respective terms with quarterly payments.  Under the terms of the September, 2001 amendment, principal payments in the amount of $1.2 million originally scheduled for September 30, 2001, are now scheduled for payment on December 15, 2001, along with $450 thousand of amendment fees.  An additional principal payment in the amount of $1.2 million is scheduled for payment on December 31, 2001.  We are currently seeking additional loans or funding support from other sources to assure our ability to satisfy these obligations.  In connection with these efforts, we expect to ask Harris to defer the principal payments and fees due in December, 2001, until the first quarter, 2002. There are no assurances that Harris will agree to a payment deferral.  Although we intend to obtain additional loans or funding support by the end of the current fiscal year, we may not be able to obtain the funding on acceptable terms and conditions, and funding may not be available before the principal and fee payments must be made.  Failure to do so could have a material adverse effect on our operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis describes changes in the Company's financial condition since December 31, 2000. The analysis of results of operations compares the quarters and nine months ended September 29, 2001 and September 30, 2000:

RESULTS OF OPERATIONS

THIRD QUARTER, 2001 VERSUS THIRD QUARTER, 2000

Our net revenues for the third quarter, 2001 were $52.4 million compared to $67.6 million for the third quarter of 2000, a decrease of $15.2 million, or 22.5%.  The decrease in revenues is related primarily to a general economic slowdown in the United States.

Our sales to Deere & Company and Caterpillar Inc., were approximately 54% and 52% of our revenues for the third quarters, 2001 and 2000, respectively.  Revenues from these customers decreased approximately 20% compared with the same period in 2000.

Our gross profits for the third quarter, 2001 decreased by approximately $1.2 million, a decrease of 16.0%, versus the same three months in 2000. The overall gross profit percentage increased to 12.5% for the third quarter of 2001 from 11.5% for the third quarter of 2000. The decrease in gross profit dollars resulted primarily from the decrease in revenues.  The increase in the gross profit percentage resulted from aggressive cost management practices.

Our selling and administrative expenses for the third quarter, 2001 amounted to $5.4 million, or 10.4% of net sales compared to $5.9 million, or 8.8% of net sales for the third quarter of 2000.  Although the actual spending decreased for the comparable periods, the expenses as a percentage of sales increased because of the decrease in revenues.

                Our interest expense was approximately $2.3 million for the third quarter of  2001, compared to $2.7 million for the third quarter of 2000.  For the third quarter of 2001, the Company had both lower average levels of debt and lower interest rates than during the comparable quarter in 2000.

                For the third quarter of 2001, no income tax benefit was recognized on a pre-tax loss of $1.2 million. The additional net operating loss carryforward created in the third quarter of 2001 was offset by an increase in the valuation allowance.  For the third quarter of 2000, we recognized an income tax benefit of $320 thousand on a pre-tax loss of $806 thousand.

FIRST NINE MONTHS, 2001 VERSUS FIRST NINE MONTHS, 2000

Our net revenues for the first nine months of 2001 were $188.5 million compared to $212.6 million for the first nine months of 2000, a decrease of $24.1 million, or 11.3%.  The decrease in revenues is related primarily to a general economic slowdown in the United States, and a large customer contract completed during the first quarter of 2000 that was not nearly as significant in 2001.

Our sales to Deere & Company and Caterpillar Inc., were approximately 56% and 55% of our revenues for the first nine months, 2001 and 2000, respectively.  Revenues from these customers decreased approximately 8% compared with the same period in 2000.

                Our gross profits for the first nine months of 2001 decreased by approximately $5.7 million, a decrease of 19.8%, versus the same nine months in 2000. The overall gross profit percentage decreased to 12.2% for the first nine months of 2001 from 13.5% for the first nine months of 2000. The decrease in gross profit dollars and percentage resulted primarily from the decrease in revenues.

                Our selling and administrative expenses for the first nine months of 2001 amounted to $18.1 million, or 9.7% of net sales compared to $19.7 million, or 9.3% of net sales for the first nine months of 2000.  Although the actual spending decreased for the comparable periods, the expenses as a percentage of sales increased because of the decrease in revenues.

                Our interest expense was approximately $7.3 million for the first nine months of  2001, compared to $8.0 million for the first nine months of 2000.  For the first nine months of 2001, the Company had both lower average levels of debt and lower interest rates than during the comparable period in 2000.

                For the first nine months of 2001, no income tax benefit was recognized on a pre-tax loss of $2.3 million. The additional net operating loss carryforward created in the first nine months of 2001 was offset by an increase in the valuation allowance.  For the first nine months of 2000, we provided $550 thousand of income taxes on pre-tax income of $1.4 million.

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated working capital at September 29, 2001 was $2.6 million compared to $12.9 million at December 31, 2000, a decrease in working capital of approximately $10.3 million.  The decrease in working capital relates primarily to decreases in both accounts receivable and inventory associated with lower revenues.

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

                On May 28, 1998, we entered into a credit agreement with Harris, as Agent. The credit agreement, as last amended in September, 2001, provides a credit facility with the following components: (i) a $21 million secured revolving credit facility; (ii) a $25 million secured term loan that matures in May, 2003; and (iii) a $30 million secured term loan that matures in May, 2005.  Both term loans fully amortize over their respective terms with quarterly payments.  Under the terms of the September, 2001 amendment, principal payments in the amount of $1.2 million originally scheduled for September 30, 2001, are now scheduled for payment on December 15, 2001, along with $450 thousand of amendment fees.  An additional principal payment in the amount of $1.2 million is scheduled for payment on December 31, 2001.  We are currently seeking additional loans or funding support from other sources to assure our ability to satisfy these obligations, and expect to request our lenders to defer the principal payments and fees due in December, 2001 until the first quarter, 2002. There are no assurances that Harris will agree to a payment deferral.  Although we intend to obtain additional loans, funding support or principal deferrals by the end of the current fiscal year, we may not be able to obtain alternatives on aceptable terms and conditions, or they may not be available before the principal and fee payments must be made.  Failure to do so could have a material adverse effect on our operations.  The interest rates on the loans vary from 1% to 3.75% above the lender's prime rate. We used the proceeds under the facility to refinance the then existing indebtedness, to finance the 1998 acquisitions, and for general corporate purposes.

                The amount of revolving credit availability is calculated using a borrowing base of qualified accounts receivable and inventory.  As of September 29, 2001, we had additional availability of approximately $1.0 million under the Harris facility. We are paying this lender a fee of .125% per month based upon the amount of the revolving credit commitment and the balance of the term loans.

                In connection with the Harris financing, we have two fixed interest rate swap agreements with a commercial bank (the "counter party"). The first agreement has a notional principal amount of $6.3 million and a termination date of May 31, 2003. The second agreement has a notional principal amount of $14.2 million and a termination date of June 30, 2003. The notional principal amount declines over the term of both agreements based upon a defined amortization schedule.  As described below, these agreements are for the purpose of limiting the effects of interest rate increases on half of the Company's floating rate term debt.

                Historically, we have met our near term liquidity requirements for our businesses not acquired from Worthington with cash flow from operations, the bank line of credit, and management of our working capital to reflect current levels of operations.  The national economic slowdown, which our reduced revenues reflect, has increased pressure on these sources of liquidity, and as discussed above, we are seeking additional loans or funding support from sources other than our bank group.  We have also accelerated our efforts to reduce costs.  We are unable to predict the outcome of these efforts.

                Our separate financing arrangements for the operations acquired from Worthington are described below.

                On April 15, 1999, we entered into a financing agreement with GECC. The agreement contains a 4 1/2 year secured revolving credit facility with maximum availability of $24 million and a $26 million secured term loan with a 4 1/2 year term. The amount of availability is based upon a borrowing base of qualified accounts receivable and inventory. Both of the facilities bear interest at variable interest rates based on the prime rate, plus variable margins. We also incur a fee based upon a certain percentage of the unused revolving credit facility. The term loan facility amortizes quarterly throughout its term.   The $1.0 million principal payment due under the term loan originally scheduled for payment on September 29, 2001, has been rescheduled and will be paid in four equal quarterly installments beginning on September 30, 2002, in addition to the principal payments already scheduled for those dates.  We must also prepay certain amounts from the sale of assets, the issuance of new equity capital and from "excess cash flow", as defined in the agreement.

                As of September 29, 2001, we had additional availability of $0.4 million under the GECC credit facility. We believe that the agreement with GECC, as amended in September, 2001, will provide the necessary term and revolving financing, and along with cash flows from operations, and aggressive cash management and cost reductions, will provide the necessary levels of liquidity for the operations acquired from Worthington.

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

                We incurred $3.9 million of capital expenditures during the first nine months of 2001, primarily for purchases and upgrades of manufacturing equipment.

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

                As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $8.6 million which will be subject to the transition provisions of Statements 141 and 142.  Amortization expense related to goodwill was approximately $0.6 million and $0.4 million for the year ended December 31, 2000 and the nine months ended September 29, 2001, respectively.  Because of the extensive effort needed to comply with adopting the new rules, it is not practicable to reasonably estimate the impact of adopting these statements on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

                On October 3, 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  While Statement No. 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement.  Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business.  However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale.  Statement No. 144 is effective for the Company in 2002 and because of the extensive effort needed to comply with adopting Statement 144, it is not practicable to reasonably estimate the impact of adoption on the Company’s financial statements at the date of this report.

FORWARD LOOKING STATEMENTS

                "Safe Harbor" Statement Under The Private Securities Litigation Reform Act Of 1995: This Form 10–Q contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements containing the words "anticipates," "believes," "intends," "estimates," "expects," "projects" and similar words. The forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results expressed or implied by such forward looking statements. Such factors include, among others, the following: the loss of certain significant customers; the cyclicality of our construction and agricultural sales; risks associated with our acquisition strategy; general economic and business conditions, both nationally and in the markets in which we operate or will operate; competition; ability to obtain a deferral of the principal payments and fees due in December, 2001, until the first quarter, 2002, or obtain additional funding support from other sources to satisfy these obligations prior to December, 2001, and other factors referenced in the Company's reports and registration statements filed with the Securities and Exchange Commission. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements contained herein speak only of the Company's expectation as of the date of this quarterly report. We disclaim any obligations to update any such factors or publicly announce the result of any revisions to any of the forward looking statements contained herein to reflect future events or developments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

                The Company is exposed to interest rate changes primarily as a result of its line of credit and long term debt used for maintaining liquidity, funding capital expenditures, and expanding our operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower overall borrowing costs. To achieve its objectives, the Company has entered into two separate financing agreements, as described more fully above, for term loans and revolving credit facilities. The Company has also entered into two interest rate swap agreements, as required by its Harris financing arrangements, to limit the effect of increases in the interest rates on half of its floating rate term debt. Under the swap agreements, which expire May 31, 2003 to June 30, 2003, a LIBOR-equivalent interest rate component of the interest rate is limited to 5.875% on half of the Company's $33.0 million term loans.  If interest rates moved 100 basis points, the effect on income before income taxes would be $330,000.

                The Company does not enter into interest rate transactions for speculative purposes.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There have been no significant changes in the status of the Worthington Industries, Inc. suit referenced in the Company's Form 10-K for 2000 filed with the Securities and Exchange Commission on April 2, 2001.

ITEM 2.  CHANGES IN SECURITIES

     On September 20, 2000, the Company issued warrants to purchase 238,548 shares of its Class A Common Stock at an exercise price of $.01 per share.  Those warrants were scheduled to expire on  September 28, 2001.  Under the terms of the September, 2001 amendment with Harris Bank, the warrants may be exercised at any time through September 30, 2002.

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

Dated: November 13, 2001