Form 10-K405
period 2001-12-31
MORTON INDUSTRIAL GROUP INC
filed 2002-04-01
CIK 64247

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        As of March 5, 2002, the aggregate market value of the Class A Common Stock held by non-affiliates was approximately $1,500,000 and there were 4,400,850 shares of Class A Common Stock and 200,000 shares of Class B Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held in June, 2002 are incorporated by reference into Part III hereof.

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

        We established our Morton Custom Plastics Division in March 1998 through the acquisition of Carroll George Inc., located in Northwood, Iowa, a manufacturer of thermoformed acoustic products for construction and agricultural original equipment manufacturers. We expanded our plastic manufacturing capabilities and capacity with the acquisition of Mid-Central Plastics in May, 1998. Operating out of West Des Moines, Iowa, this facility specializes in manufacturing injection molded plastic products for construction and agricultural original equipment manufacturers as well as other industrial customers. We sold the assets of Carroll George Inc. on December 31, 1999.

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

Narrative Description of Business

BUSINESS

Overview

        We are a contract manufacturer of highly engineered metal and plastic components and subassemblies for industrial, construction, agricultural and recreational vehicle original equipment manufacturers ("OEM's"). Our metal products include cabs, engine enclosures, panels, platforms, frames and complex weldments used in backhoes, excavators, tractors, motor homes and similar industrial equipment. Our plastic products include parts used in off-road recreational vehicles, home appliances, aircraft interiors, electronic equipment enclosures and covers, marine engines and commercial lighting products. Our largest customers include Deere & Co. ("Deere"), Caterpillar Inc. ("Caterpillar"), GE Appliances, B/E Aerospace, Compaq and Honda. Our twelve manufacturing facilities are located in the midwestern and southeastern United States in close proximity to their customers.

MARKETS

        Customers use our products in industrial, construction, agricultural and recreational vehicle equipment. As OEM's in these industries have intensified their focus on core competencies, they have increasingly outsourced more of their production parts to reduce costs. To effectively manufacture products for OEMs, suppliers must invest in technologically advanced equipment, develop in-house design capabilities, and coordinate manufacturing and product delivery with their customers.

        Historically, our largest customers, Deere, Caterpillar, GE Appliances, B/E Aerospace, Compaq and Honda, have been supplied by a large number of local suppliers that would each produce a small number of products. As these OEMs have increased the complexity of their equipment and become more dependent on component and subassembly suppliers, they have reduced the size of their supplier base and have established close relationships with a smaller number of sophisticated suppliers who can provide a range of services, including design engineering, prototyping, sophisticated quality systems, and just-in-time delivery. The high levels of service necessary to serve these customers, coupled with significant tooling investments, have resulted in the sole-sourcing of many products rather than dual or multi-sourcing. Currently, we are the sole-source provider of over 85% of the products that we supply to our customers. As these customers continue to reduce the size of their supplier base and outsource a growing percentage of their product needs, we expect to become the sole-source provider on an increasing number of products.

Industrial Equipment

        We produce a range of components and subassemblies for equipment used in a variety of industrial applications. Our products are used in home appliances, computer equipment, aircraft interiors and commercial lighting products. Customers in the industrial equipment area generally serve stable or growth markets, and these customers include GE Appliances, Compaq, B/E Aerospace, Caterpillar and Lithonia Lighting. Industrial equipment products account for approximately 40% of our 2001 net sales.

Construction Equipment

        The $22 billion U.S construction equipment industry includes construction, earth moving and forestry equipment, as well as some material handling equipment, lifts, off-highway trucks and a variety of machines for specialized industrial applications. Caterpillar and Deere dominate the U.S. construction equipment industry, and together accounted for approximately 50% of total unit sales in 2001. We supply metal components and subassemblies, such as engine enclosures, cabs, platforms, frames and complex weldments as well as plastic components such as interior cab dash surround panels, air ducts and handles. Our customers use these products in backhoes, excavators, wheel loaders, skid steer loaders, lifts and similar construction equipment. Our sales per construction equipment vehicle range from $500 to $2,500. Construction equipment products account for approximately 33% of our 2001 net sales.

Agricultural Equipment

        The $15 billion U.S. agricultural equipment industry includes large, relatively expensive products such as tractors, combines and other farming equipment. Deere and Caterpillar accounted for approximately 35% of total agricultural equipment unit sales in 2001. We supply metal components and subassemblies such as steps, fenders, feeder housings, grills, and landing decks as well as plastic components such as fenders, tool boxes, facia and covers used in tractors, combines and other agricultural equipment. Our sales per agricultural equipment vehicle range from $200 to $4,000. Agricultural equipment products account for approximately 17% of our 2001 net sales.

Recreational Equipment

        We serve the rapidly growing recreational equipment market with a variety of plastic and metal components and subassemblies. Honda, Arctic Cat, Yamaha and Winnebago make up a growing base for our market that accounted for 10% of our 2001 net sales.

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

Prototyping/Tooling

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

Engineering and Design Capabilities

        Engineering capabilities have become increasingly emphasized as suppliers design services for new projects. Computer aided design capabilities include Pro-Engineering, Anvil 1000/5000, Apollo, Merry Mechanization and CADKEY. We have focused our computer aided design investment on the Pro-Engineering system during the last several years because Pro-Engineering is the preferred system of the majority of our customers. Computer aided design allows us to download completed and approved designs directly to production equipment in most plants. The resulting direct interaction between customers' designers and our engineers facilitates joint development of new components and redesigns of old parts.

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

Sales and Marketing

        To better serve our customers, we have combined our sales and engineering organizations. The sales and engineering group has primary responsibility for managing relationships with customers and working with them to design new products. Our customers are serviced by account teams led by an account manager and including representatives from our primary functional areas. These areas include engineering, quality assurance and customer service. Account teams work with the customer to design products and produce prototypes, schedule production and monitor quality and customer satisfaction. Our account managers also lead the new business development process, working with customers to obtain details of new outsourcing programs, new products currently being designed and existing products which will be redesigned. We believe that the structure of our sales and marketing organization helps to ensure cooperation in product design and helps us to gain repeat and new business from our customers. In 2001, a corporate "new business team" was established to drive customer diversification.

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

Financial Information about Industry Segments

        Morton Industrial Group, Inc. has two reportable segments, contract metal fabrication and contract plastic fabrication. The contract metal fabrication segment provides full-service fabrication of parts and sub-assemblies for the construction, agricultural, and industrial equipment industry. The contract plastic fabrication segment provides full-service vacuum formed and injection-molded parts and sub-assemblies for the construction, agricultural, recreational, and industrial equipment industry.

        Additional information regarding segments can be found in footnote 19 of the accompanying Notes to Consolidated Financial Statements of the Company.

Backlog

        Our backlog of orders was approximately $121.0 million at December 31, 2001, and $150.0 million at December 31, 2000. We anticipate that we will substantially fill all of the backlog orders as of December 31, 2001 during the current year.

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

Employees

        As of March 1, 2002, we employed 1,783 employees, of which 1,410 were hourly and 373 were salaried. None of these employees was subject to a collective bargaining agreement. We believe our relationship with our employees is good.

Item 2. Properties

        The following table presents summary information regarding our facilities. The properties are owned except where indicated by the word "leased". Lease terms for these facilities expire between 2003 and 2010. Our facilities are generally located in close proximity to our customers.

Location	Approx. Sq. Ft.	Products Manufactured
844 (leased) and 1021 West Birchwood Street, Morton, IL	310,000	Sheet metal enclosures and boxes, sheet metal component packages and store fixtures
400 Detroit Avenue,Morton, IL (leased)	155,000	Special weldments, including seat modules, cabs and fabricated steel tanks
Peoria, IL (leased)	160,000	Special weldments, including feeder housings and tractor frames
Apex, NC (leased)	100,000	Special weldments, sheet metal enclosures and boxes, sheet metal component packages and fabricated steel tanks
Honea Path, SC	30,000	Store fixtures and sheet metal component packages
Welcome, NC	185,000	Sheet metal enclosures and boxes, special weldments, fabricated steel tanks and sheet metal component packages
West Des Moines, IA	115,000	Off road work and recreational vehicle parts and subassemblies, off road vehicle interiors and appliance parts and components
7301 Caldwell Road Harrisburg, NC	110,000	Electronics enclosures and components and other plastic components and subassemblies
5685 Hwy 49 South Harrisburg, NC (leased)	127,000	Plastic components and subassemblies
Concord, NC (leased)	76,000	Plastics components and subassemblies
Lebanon, KY	176,000	Appliance parts and components, off road work and recreational vehicle parts and subassemblies and other plastic components and subassemblies
St. Matthews, SC	135,000	Off road work and recreational vehicle parts and subassemblies and other plastic components and subassemblies

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

Item 4. Submission of Matters to Vote of Security Holders

        Not applicable

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        From January 1 through October 19, 2000, our Class A common stock traded on the Nasdaq Small Cap Market under the symbol "MGRP". Effective October 20, 2000, the Company's Class A common stock began trading on the Nasdaq Small Cap Market under the symbol "MGRPC". Effective April 11, 2001, the Company's ticker symbol on the Nasdaq Small Cap Market was restored to MGRP.

        The following table sets forth the quarterly high and low close prices during 2001 and 2000 as reported by the Nasdaq Stock Market.

	High	Low
2001
October 1 to December 31	$1.500	$1.010
July 1 to September 30	$1.500	$1.030
April 1 to June 30	$2.000	$1.220
January 1 to March 31	$1.875	$1.500
2000
October 1 to December 31	$3.438	$1.125
July 1 to September 30	$4.750	$3.125
April 1 to June 30	$6.000	$3.000
January 1 to March 31	$6.375	$3.125

        As of March 5, 2002 there were 3,387 holders of record and 1,861 beneficial holders of our Class A Common Stock.

        We did not declare or pay any common stock dividends in our fiscal years ended December 31, 2001 and 2000. Our credit agreements preclude the payment of dividends.

        On September 20, 2000, the Company issued warrants to purchase 238,548 shares of its Class A common stock. The warrants are exercisable at any time through December 31, 2003 at an exercise price of $.01 per share.

Item 6. Selected Financial Data

SELECTED HISTORICAL FINANCIAL DATA

        Set forth below are certain selected historical financial data. This information should be read in conjunction with our financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein. The financial data for, and as of the end of, the fiscal year ended June 30, 1997, the six months ended December 31, 1997 and the fiscal years ended December 31, 1998, 1999, 2000 and 2001 are derived from our audited financial statements. The financial data for, and as of the end of, the six months ended December 31, 1996 and the year ended December 31, 1997 are derived from our unaudited financial statements.

		Six Months Ended December 31,
				Year Ended December 31,
	Year Ended June 30, 1997
		1996	1997	1997	1998	1999	2000	2001
	(in thousands)
Operating data:
Net sales	$80,762	$32,958	$46,598	$94,402	$151,196	$219,323	$278,828	$236,390
Cost of sales	70,541	29,206	41,932	83,267	129,740	194,434	242,721	212,573
Gross profit	10,221	3,752	4,666	11,135	21,456	24,889	36,107	23,817
Selling and administrative expenses	7,003	2,578	4,591	9,016	14,499	24,067	26,996	26,073
Merger related charges(1)	—	—	6,069	6,069	—	—	—	—
Restructuring charges	—	—	—	—	—	—	—	1,323
Operating income (loss)	3,218	1,174	(5,994)	(3,950)	6,957	822	9,111	(3,579)
Gain (loss) on sale of business units and other	—	—	—	—	320	(2,463)	1,338	61
Interest and other expense	(3,206)	(1,597)	(1,682)	(3,291)	(4,779)	(8,193)	(10,801)	(9,453)
Earnings (loss) before income taxes, accounting change and extraordinary charge	12	(423)	(7,676)	(7,241)	2,498	(9,834)	(352)	(12,971)
Income taxes	(5)	141	3,031	2,885	(415)	1,165	1,230	(2,100)
Earnings (loss) before accounting change and extraordinary charge	$7	$(282)	$(4,645)	$(4,356)	$2,083	$(8,669)	878	(15,071)
Earnings (loss) per share before accounting change and extraordinary charge:
Basic	—	(.15)	(2.39)	(2.24)	.52	(2.04)	.19	(3.28)
Diluted	—	(.15)	(2.39)	(2.24)	.45	(2.04)	.19	(3.28)
Financial position (at end of period):
Working capital	$2,147	$3,869	$(4,575)	$(4,575)	$9,258	$9,809	$12,858	$(521)
Total assets	34,362	29,142	39,388	39,388	99,603	125,706	130,533	107,754
Total debt	27,608	27,328	32,494	32,494	70,292	90,956	88,357	79,138
Stockholders' equity (deficit)	$(9,099)	$(9,388)	$(13,552)	$(13,552)	$6,868	$(3,956)	$(3,073)	$(19,965)

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

General

        We are a contract manufacturer of highly engineered metal and plastic components and subassemblies for construction, agricultural, recreational and industrial original equipment manufacturers. Our largest customers, Caterpillar Inc. and Deere & Co., accounted for approximately 57% of our 2001 net sales.

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

Results of Operations

        The following table presents certain historical financial information expressed as a percentage of our net sales.

	Year Ended December 31,
	1999	2000	2001
Statements of Operations Data:
Net sales	100.0%	100.0%	100.0%
Gross profit	11.3	13.0	10.1
Selling and administrative expenses	11.0	9.7	11.0
Restructuring charges	—	—	.6
Operating income (loss)	0.3	3.3	(1.5)
Gain (loss) on sales of business units and other	(1.1)	0.5	—
Interest and other expense	3.7	3.9	4.0
Earnings (loss) before income taxes and cumulative effect of accounting change	(4.5)	(0.1)	(5.5)

Year Ended December 31, 2001 versus Year Ended December 31, 2000

        Net sales for the year ended December 31, 2001 were $236.4 million compared to $278.8 million for the year ended December 31, 2000, a decrease of $42.4 million or 15.2%. Sales decreased approximately $23.7 million in the contract metal fabrication segment of the business. This decrease resulted primarily from a significant project completed in 2000 that did not repeat in 2001 and other decreases related to the slowdown in the general economy, and also from continuing pricing pressure from major customers. Sales for the contract plastics fabrication segment of the business decreased by approximately $18.7 million for 2001 compared to 2000 or 14.6%, due primarily to decreased demand by existing customers.

        Based upon forecasted customer demand, the Company is not currently anticipating revenue growth for 2002.

        Sales to Caterpillar and Deere were approximately 57% and 53% of our net sales for 2001 and 2000, respectively.

        Gross profit for the year ended December 31, 2001 was $23.8 million compared with $36.1 million for the year ended December 31, 2000, a decrease of $12.3 million or 34.0%. The Company's gross profit percentage decreased to 10.1% from 13.0%. Gross profit for the contract metal fabrication segment of the business decreased $4.4 million, or 21.7%. The overall gross profit percentage for this segment decreased to 12.4% from 13.3%, primarily as a result of fixed costs absorbed by reduced sales levels. Gross profit for the contract plastic fabrication segment decreased $8.1 million, or 50%. The overall gross profit percentage for this segment decreased to 7.4% from 12.6% primarily as a result of fixed costs absorbed by reduced sales levels.

        Selling and administrative expenses for the year ended December 31, 2001 amounted to $26.1 million, or 11.0% of sales, compared with $27.0 million, or 9.7% of sales, in the prior year, a decrease of $0.9 million or 3.4%. This decreased expense related primarily to a continuing effort to achieve appropriate employment levels for selling and administration functions. The increased percentage results from the reduced sales levels.

        The Company recognized a restructuring charge of $1,323 in the fourth quarter, 2001, associated with the restructuring and consolidation of certain of its Illinois plants. The restructuring included $510 for costs associated with certain leased facilities which will no longer be used, and a $813 impairment charge for the abandonment of certain leasehold improvements.

        Interest expense in the year ended December 31, 2001 amounted to $9.5 million compared to $10.8 million in 2000. This decrease resulted from both lower average levels of debt and lower interest rates.

        We recognized an income tax expense of $2.1 million related to a decrease in our deferred tax assets. Deferred tax assets were decreased to reflect lower anticipated utilization of income tax net operating loss carryforwards than estimated at the preceeding year end. The utilization of the income tax net operating loss carryforwards, and the realization of deferred tax assets, is based upon the Company's future ability to generate the estimated taxable income.

        Net earnings (loss) available to common stockholders increased from $(20) for the year ended December 31, 2000 to $(16,137) for the year ended December 31, 2001. This increased net earnings (loss) resulted primarily from reduced sales, fixed costs absorbed by those reduced sales and the reduction in the deferred tax assets.

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

        Net earnings (loss) available to common stockholders decreased from $(10,872) for the year ended December 31, 1999 to $(20) for the year ended December 31, 2000. This decreased net earnings (loss) resulted primarily from increased sales and the lack of one-time costs, such as the loss on the sale of a business and the cumulative effect of an accounting change experienced in the year ended December 31, 1999.

Financial Position and Liquidity

        Historically, we have funded our business with cash generated from operations and borrowings under revolving credit and term loan facilities. In the years ended December 31, 1999, 2000 and 2001, we generated cash from operating activities of $2.8 million, $2.9 million and $12.5 million respectively. A significant portion of the cash generated during 2001 related to a reduction in accounts receivable and inventory levels. Our capital expenditures for the years ended December 31, 1999, 2000 and 2001, were $5.0 million, $6.7 million and $4.4 million respectively. These capital expenditures were principally for additions to improve or maintain our manufacturing capacity and efficiency.

        Our consolidated working capital at December 31, 2001 was a deficit of $0.5 million compared to positive working capital of $12.9 million at December 31, 2000. This represents a decrease in working capital of approximately $13.4 million. The 2001 results of operations created significant pressure on our liquidity. As previously reported in Form 10-Q for the period ended September 29, 2001, the Company was seeking additional loans or funding support. Subsequent to December 31, 2001, the Company entered into separate new amended and restated agreements with both of its existing lenders.

        In February, 2002, the Company entered into an amended and restated secured revolving credit facility with Harris Trust and Savings Bank, as Agent (Harris). The revolving credit agreement permits the Company to borrow up to a maximum of $21,000. The agreement requires payment of a quarterly commitment fee of .50% per annum of the average daily unused portion of the revolving credit facility. Interest is due monthly and is based on LIBOR plus 4.0% (totalling 6.25% at March 26, 2002). We, alternatively, could select an interest rate of bank prime plus 1.5%. The amount available under the revolving credit facility is limited to 85% of qualified accounts receivable, 50% of eligible inventory, plus $2,500 of other assets. The revolving credit agreement expires July 1, 2003. At December 31, 2001, the Company had $18,400 outstanding and $1,110 available under its Harris revolving credit facility.

        In February, 2002, the Company entered into an amended and restated secured term loan arrangement with Harris for a term loan of $32,965. This term loan is amortized monthly with principal payments ranging from $235 to $500 and the balance of $24,930 due July 1, 2003. Interest is due monthly and is based upon LIBOR plus 4.0% (totalling 6.25% at March 26, 2002). We, alternatively, could select an interest rate of bank prime plus 1.5%. These Harris debt agreements have maturity dates of July 1, 2003. The Company intends to obtain loans to refinance the debt from other sources by the end of the term of this arrangement, which may not be available on acceptable terms and conditions. Failure to do so could have a material adverse effect on the Company's operations.

        In connection with these Harris loans, we have granted the lender a first lien on all of the Company's accounts receivable, inventory, equipment and various other assets, except for the assets of Morton Custom Plastics, LLC. These Harris debt agreements, which finance the contract metal fabrication segment and one of the contract plastic fabrication segment locations, contain restrictions on capital expenditures, additional debt or liens, investments, mergers and acquisitions, asset sales and payments such as dividends or stock repurchases. The agreements also impose various financial covenants.

        In connection with the Harris financing, we have two fixed interest rate swap agreements with a commercial bank (the "counter party"). The first agreement has a notional principal amount of $5.6 million and a termination date of May 31, 2003. The second agreement has a notional principal amount of $14.2 million and a termination date of June 30, 2003. The notional principal amount declines over the term of both agreements based upon a defined amortization schedule. The counter party waived its unilateral right to cancel both agreements as of June 30, 2001. As described in Item 7A below, these agreements are for the purpose of limiting the effects of interest rate increases on half of the Company's floating rate term debt.

        Historically, we have met our near term liquidity requirements for our businesses financed by Harris with cash flow from operations, the Harris line of credit, and management of our working capital to reflect current levels of operations. The national economic slowdown, which our reduced revenues reflect, has increased pressure on these sources of liquidity. The new Harris revolving credit facility and term loans replaced existing credit facilities and did not provide additional availability. However, the repayment and fee terms were modified, and the short-term principal payments and fees were reduced. We anticipate that the amended and restated agreements with Harris will assist us in meeting our liquidity requirements through the term of these agreements.

        In March, 2002, to restructure the financing related to the Morton Custom Plastics, LLC operations, the Company entered into an amended and restated revolving credit facility and a new senior credit facility with its existing lender, General Electric Capital Corp. (GECC).

        The new revolving credit facility allows for borrowings up to a maximum of $10,000. Of the amount available under the revolver, $1,000 is held back as a reserve for discretionary use approved by the lender. The amount available under the revolving credit facility is generally limited to 85% of qualified accounts receivable and 60% of eligible inventory. The revolving credit agreement expires August 30, 2006. At December 31, 2001, the Company had $9,435 and $1,618, outstanding and available, respectively, under its GECC revolving credit facility.

        The new senior credit facility includes three term loans with initial balances of $10 million (Term A), $7 million (Term B) and $5 million (Term C), respectively.    The maturity date on the new senior credit facility is August 30, 2006.

        The loans are secured by a first priority security interest in all of the Morton Custom Plastics, LLC assets, including, but not limited to, accounts receivable, inventories, leaseholds, fixed assets, intangible assets and tradenames.

        The interest on the revolving credit facility, Term A and Term B is LIBOR plus 450 basis points, with a LIBOR floor of 3%. The Company, alternatively, could select an Index rate. Interest is to be paid monthly on these loans. The interest on Term C is 13% payment-in-kind. Unpaid interest on Term C is due at maturity.

        The principal on Term A and Term B amortizes quarterly in various amounts beginning on September 30, 2002 for Term A and June 30, 2002 for Term B. Final installments for Term A and Term B are due at maturity, which is August 30, 2006. The principal on the revolving credit facility and Term C are due at maturity, which is August 30, 2006.

        In conjunction with the new credit facility, the Company issued common stock warrants to purchase 70% ("Warrant Ownership Percentage") of the outstanding ownership interests (on a fully diluted basis) of Morton Custom Plastics LLC. The Warrant Ownership Percentage can be reduced to 35% if the loan is repaid in full before March 25, 2004. If adjusted EBITDA for the year ending December 31, 2003, as defined in the agreement, is at least $8,000 and the Warrant Ownership Percentage has not already been reduced, the Warrant Ownership Percentage will be reduced to 51%. The warrants will be recorded at fair value as a discount on the related debt.

        At any time on or after the occurrence of (i) the scheduled maturity date, (ii) an event of default, or (iii) the date of indefeasible prepayment in full of the loans and cancellation of letters of credit and permanent reduction of revolving loan commitment to zero ("Trigger Events"), each holder has the right to require the Company to purchase all or any part of the warrants ("Put Feature"). The Company also has the right to repurchase all, but not less than all, of the outstanding warrant and equity interests of the holders subsequent to a Trigger Event ("Call Feature"). The Put Feature and Call Feature each have a purchase price equal to the greater of the applicable floor price and the fair market value as determined in good faith by the board and subject to approval by the holders. The initial floor price is $500,000.

        Under the terms of any of these credit agreements, no amount would have been available for payment of dividends at December 31, 2000 and 2001.

        Historically, we have met our near term liquidity requirements for our businesses financed by GECC with cash flow from operations, the GECC line of credit, and management of our working capital to reflect current levels of operations. The national economic slowdown, which the Morton Custom Plastics, LLC's reduced revenues reflect, has increased pressure on these sources of liquidity. The new GECC revolving credit facility and term loans total $32 million and replaced a similar facility which totaled approximately $28 million, providing additional availability. Additionally, repayment terms were modified and short-term principal payments were reduced. We anticipate that the amended and restated agreements with GECC will assist the Company in meeting its near term liquidity requirements.

        As part of the financing for the 1999 Morton Custom Plastics, LLC acquisition, we issued 10,000 shares of redeemable preferred stock, which we must redeem in April, 2004 at $1,000 per share plus any dividends accrued since April 15, 1999. The $10 million face value preferred stock was recorded at its fair value of $4.25 million. We are accreting the discount over a five year period using the effective yield method. Dividends are payable in kind at the rate of 8% per annum. We believe that certain provisions of the agreement with Worthington preclude the payment of dividends, and no dividends have been accrued in 2000 or 2001. There are current legal proceedings related to certain Worthington matters as described in Part I, Item 3.

        On November 3, 2000, the Company entered into an agreement with First Union Securities, Inc. ("FUSI"), under which FUSI acted as the Company's exclusive financial advisor with respect to possible debt or equity financings or recapitalizations from November 3, 2000 until March 12, 2002. Mark Mealy, a director of the Company, is Head of the Commercial and Industrial Corporate Finance and Mergers and Acquisition Group at Wachovia Securities, Inc. (formerly FUSI).

        We incurred $4.4 million of capital expenditures during 2001, primarily for the update and purchases of manufacturing equipment.

        We estimate that our capital expenditures in 2002 will total approximately $4.2 million, of which $1.2 million will be for new production equipment and the remaining $3.0 million will be for normal replacement items.

Quarterly Financial Information

        Selected quarterly financial information for the years ended December 31, 2001 and 2000 is as follows:

	(In thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2001
Sales	$74,404	$61,718	$52,373	$47,895	$236,390
Gross margin	9,577	6,957	6,529	754	23,817
Operating income (loss)	2,596	1,243	1,100	(8,518)	(3,579)
Net earnings (loss) available to common stockholders	(201)	(1,394)	(1,496)	(13,046)	(16,137)
Earnings per share of common stock
Basic	(0.04)	(0.31)	(0.33)	(2.83)	(3.51)
Diluted	(0.04)	(0.31)	(0.33)	(2.83)	(3.51)
2000
Sales	$73,094	$71,887	$67,575	$66,272	$278,828
Gross margin	10,769	10,218	7,773	7,347	36,107
Operating income	4,290	2,931	1,860	30	9,111
Net earnings (loss) available to common stockholders	853	91	(721)	(243)	(20)
Earnings per share of common stock
Basic	0.19	0.02	(0.16)	(0.05)	0.00
Diluted	0.18	0.02	(0.16)	(0.04)	0.00

        The fourth quarter, 2001 includes a restructuring charge of $1,323.

Significant Cash Commitments

        The Company has significant future cash commitments, primarily scheduled debt payments and scheduled lease payments. The commitments related to debt payments and lease payments are fully described in Notes 9 and 10 of the accompanying financial statements.

Seasonality

        Our operating results vary significantly from quarter to quarter due to, among other things, the purchasing schedules of our key customers. Our sales and profits historically have been higher in the first half of the calendar year due to our largest customers' preparation in the first two quarters for increased demand during the warmer months of the year.

Critical Accounting Policies

        In the preparation of the financial statements in accordance with generally accepted accounting principles, management must often make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Some of these estimates and assumptions can be subjective and complex, and consequently, actual results could differ from those estimates. Such estimates and assumptions affect the Company's most critical accounting policies: the allowance for doubtful accounts, inventory valuation and the recoverability of deferred tax assets.

        In determining the allowance for doubtful accounts, management specifically analyzes customer credit worthiness, historic bad debts and changes in economic conditions and records allowances for bad debts as appropriate. Inventories are valued at lower of cost or market. When, in management's judgment, circumstances indicate the cost of certain inventories exceed their recoverable value, reserves for inventory obsolescence are recorded. In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment, and the valuation allowance is adjusted as appropriate.

Impact of New Accounting Standards

        In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

        The Company is required to adopt the provisions of Statement 141 immediately and will adopt Statement 142 effective January 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before Statement 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting requirements prior to the adoption of Statement 142.

        Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

        In connection with Statement 142's transitional goodwill impairment evaluation, the Statement will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the

Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption.

        As of December 31, 2001, the Company had unamortized goodwill in the amount of $8.3 million which is subject to the transition provisions of Statements 141 and 142. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

        In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

        The Company is required to adopt Statement 144 effective January 1, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to interest rate changes primarily as a result of our lines of credit and long-term debt used for maintaining liquidity, funding capital expenditures and expanding our operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower overall borrowing costs. To achieve our objectives, we entered into two separate financing agreements with a group of banks and another lender. Both financing arrangements contain term loans and revolving credit facilities. Interest is based on our lead bank's or lender's prime rate plus an applicable variable margin. We have also entered into two interest rate swap agreements, as required by our bank financing arrangement, to limit the effect of increases in the interest rates on half of our floating rate term debt. We do not enter into interest rate transactions for speculative purposes. Under the swap agreements, which expire May 31, 2003 to June 30, 2003, the interest rate component of the interest rate is limited to 5.875% on half of our $32,965 term loans under that certain financing arrangement.

Item 8. Financial Statements and Supplementary Data

Independent Auditors' Report

The Board of Directors and Stockholders

Morton Industrial Group, Inc.:

We have audited the accompanying consolidated balance sheets of Morton Industrial Group, Inc. and Subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Morton Industrial Group, Inc. and Subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Indianapolis, Indiana

March 25, 2002

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2000 and 2001
(Dollars in thousands, except share data)

Assets	2000	2001
Current assets:
Trade accounts receivable, less allowance for doubtful accounts of $1,324 in 2000 and $381 in 2001	$28,198	$19,519
Inventories	29,429	22,570
Prepaid expenses	2,474	2,816
Deferred income taxes	1,650	800

Total current assets	61,751	45,705

Property, plant, and equipment, net	51,555	46,462
Intangible assets, at cost, less accumulated amortization	11,186	10,353
Deferred income taxes	5,398	4,148
Other assets	643	1,086

	$130,533	$107,754

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Outstanding checks in excess of bank balance	$2,792	$4,021
Current installments of long-term debt	10,201	5,268
Accounts payable	30,735	30,133
Accrued expenses	5,165	6,804

Total current liabilities	48,893	46,226
Long-term debt, excluding current installments	78,156	73,870
Other liabilities	280	280

Total liabilities	127,329	120,376

Redeemable preferred stock. Authorized 10,000 shares; issued and outstanding 10,000 shares in 2000 and 2001 (redemption value $10,567 at December 31, 2000 and 2001)	6,277	7,343

Stockholders' equity (deficit):
Class A common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 4,400,850 shares in 2000 and 2001	44	44
Class B common stock, convertible, $.01 par value. Authorized 200,000 shares; issued and outstanding 200,000 shares in 2000 and 2001	2	2
Additional paid-in capital	20,883	20,883
Retained deficit	(24,002)	(40,139)
Accumulated other comprehensive loss	—	(755)

Total stockholders' equity (deficit)	(3,073)	(19,965)
Commitments and contingencies (notes 10 and 20)

	$130,533	$107,754

See accompanying notes to consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 1999, 2000 and 2001
(Dollars in thousands, except per share data)

	December 31,
	1999	2000	2001
Net sales	$219,323	278,828	236,390
Cost of sales	194,434	242,721	212,573

Gross profit	24,889	36,107	23,817

Operating expenses:
Selling expenses	6,005	6,679	5,599
Administrative expenses	18,062	20,317	20,474
Restructuring charges (Note 4)	—	—	1,323

Total operating expenses	24,067	26,996	27,396

Operating income (loss)	822	9,111	(3,579)

Other income (expense):
Gain (loss) on sale of businesses	(2,463)	320	—
Interest income	15	—	—
Interest expense	(8,208)	(10,801)	(9,453)
Other	—	1,018	61

Total other income (expense)	(10,656)	(9,463)	(9,392)

Earnings (loss) before income taxes and cumulative effect of accounting change	(9,834)	(352)	(12,971)
Income taxes	(1,165)	(1,230)	2,100

Earnings (loss) before cumulative effect of accounting change	(8,669)	878	(15,071)
Cumulative effect of accounting change, net of income tax benefit of $69	(1,074)	—	—

Net earnings (loss)	(9,743)	878	(15,071)
Dividends and accretion of discount on preferred shares	(1,129)	(898)	(1,066)

Net earnings (loss) available to common stockholders	$(10,872)	(20)	(16,137)

Earnings (loss) available to common stockholders per share—basic	$(2.55)	0.00	(3.51)

Earnings (loss) available to common stockholders per share—diluted	$(2.55)	0.00	(3.51)

See accompanying notes to consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Deficit)

Years ended December 31, 1999, 2000 and 2001
(Dollars in thousands)

			Class B common stock
	Class A common stock
			Shares issued		Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive loss
	Shares issued	Amount		Amount				Total
Balance, December 31, 1998	3,866,944	$39	200,000	$2	$19,937	$(13,110)	$—	$6,868
Net loss	—	—	—	—	—	(9,743)	—	(9,743)
Stock options exercised	437,172	4	—	—	44	—	—	48
Dividends and accretion of discount on preferred shares	—	—	—	—	—	(1,129)	—	(1,129)

Balance, December 31, 1999	4,304,116	43	200,000	2	19,981	(23,982)	—	(3,956)
Net earnings	—	—	—	—	—	878	—	878
Stock options exercised	96,734	1	—	—	39	—	—	40
Issuance of warrants	—	—	—	—	863	—	—	863
Accretion of discount on preferred shares	—	—	—	—	—	(898)	—	(898)

Balance, December 31, 2000	4,400,850	44	200,000	2	20,883	(24,002)	—	(3,073)
Comprehensive loss:
Net loss	—	—	—	—	—	(15,071)	—	(15,071)
Other comprehensive loss, loss on derivative instruments							(671)	(671)

Total comprehensive loss								(15,742)

Transition adjustment resulting from adoption of SFAS 133	—	—	—	—	—	—	(84)	(84)
Accretion of discount on preferred shares	—	—	—	—	—	(1,066)	—	(1,066)

Balance, December 31, 2001	4,400,850	$44	200,000	$2	$20,883	$(40,139)	$(755)	$(19,965)

See accompanying notes to consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 1999, 2000 and 2001
(Dollars in thousands)

	December 31,
	1999	2000	2001
Cash flows from operating activities:
Net earnings (loss)	$(9,743)	878	(15,071)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of plant and equipment	7,886	8,143	8,672
Other amortization	1,307	1,479	1,338
Asset impairment (note 4)	—	—	803
Write-off of intangible assets	1,125	—	—
Increase (decrease) in allowance for doubtful accounts	(251)	1,004	(943)
Deferred income taxes	—	(1,230)	2,100
Gain on sale of property and equipment	(93)	(927)	—
(Gain) loss on sale of businesses	2,463	(320)	—
Changes in current assets and liabilities, excluding effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable	3,275	(1,867)	9,622
Decrease (increase) in inventories	149	(8,024)	6,859
Decrease (increase) in prepaid expenses	319	(1,212)	(342)
(Increase) in other assets	—	(643)	(825)
Decrease in refundable income taxes	977	63	—
Increase (decrease) in accounts payable	5,588	6,592	(602)
Increase (decrease) in accrued expenses and other	(10,189)	(996)	884

Net cash provided by operating activities	2,813	2,940	12,495

Cash flows from investing activities:
Capital expenditures	(4,963)	(6,651)	(4,382)
Proceeds from sale of property and equipment	105	1,261	—
Acquisitions, net of cash acquired	(30,287)	—	—
Proceeds from sale of businesses	7,500	2,915	—
Decrease in tax escrow	1,605	—	—

Net cash used in investing activities	(26,040)	(2,475)	(4,382)

Cash flows from financing activities:
Net borrowings (repayments) of notes payable	9,859	9,976	(3,710)
Increase (decrease) in checks issued in excess of bank balance	(455)	1,669	1,229
Proceeds from issuance of long-term debt	26,000	—	—
Principal payments on long-term debt and capital leases	(15,222)	(11,831)	(5,509)
Proceeds from issuance of common stock	48	40	—
Proceeds from issuance of preferred stock	4,250	—	—
Debt issuance cost	(1,253)	(319)	(123)

Net cash provided by (used in) financing activities	23,227	(465)	(8,113)

Net increase (decrease) in cash	—	—	—
Cash at beginning of period	—	—	—

Cash at end of period	$—	—	—

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$8,519	10,355	9,653

Income taxes	$63	1	24

See accompanying notes to consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2000 and 2001

(Dollars in thousands, except per share data)

(1)    Description of Business and Summary of Significant Accounting Policies

  (a)  Description of Business

    Morton Industrial Group, Inc. and subsidiaries is a contract manufacturer and supplier of high-quality fabricated sheet metal and plastic components and subassemblies for construction, agricultural, industrial equipment and recreational equipment manufacturers located primarily in the Midwestern and Southeastern United States. Sales for the year ended December 31, 2001, were approximately as follows: construction—33%, agricultural—17%, industrial—40% and recreational equipment—10%. The Company's raw materials are readily available, and the Company is not dependent on a single supplier or only a few suppliers.

  (b)  Principles of Consolidation

    The consolidated financial statements include the financial statements of Morton Industrial Group, Inc. (the Company) and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

  (c)  Use of Estimates in Preparing Financial Statements

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

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

  (f)    Intangible Assets

    Intangible assets are recorded at cost and include goodwill, amortized over periods ranging from 18 to 25 years; covenants not to compete, amortized over their contractual periods which range from 3 to 10 years; and debt issuance costs, amortized over the term of the related loans.

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

  (g)  Income Taxes

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

  (h)  Stock Option Plan

    The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.

  (i)    Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

    The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  (j)    Revenue Recognition

    Revenue from sales is recognized when the goods are shipped to the customer.

  (k)  Interest Rate Swaps

    As required by one of its financing arrangements, the Company enters into interest rate swap agreements to limit the effect of increases in the interest rates on certain floating rate debt. The difference between the floating rate on the Company's debt and the rate on the swap agreements is accrued as interest rates change and is recorded in interest expense. During 1998, the Company entered into two swap agreements, expiring May 31, 2003 to June 30, 2003, with an initial aggregate notional amount of $27,500. The effect of these agreements is to limit the LIBOR interest rate component to 5.87% on half of the Company's $32,459 term loans under the applicable financing arrangement. As a result of these swap agreements, interest expense was decreased by $161 in 2000 and increased by $291 in 2001.

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

    The fair value of interest rate swaps are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties. At December 31, 2000 and 2001, the Company estimates it would have paid $84 and $755 to terminate the agreements, respectively.

  (m)  Earnings (Loss) Per Share

    Earnings (loss) per share is computed under the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. Amounts reported as earnings (loss) per share reflect the earnings available to common stockholders for the year divided by the weighted average number of Class A and Class B common shares outstanding during the year.

  (n)  Design and Development Costs

    The Company capitalizes design and development costs for molds, dies and other tools owned by customers when the Company has the noncancelable right to use the molds, dies and other tools during a long-term supply arrangement. Included in other assets at December 31, 2000 and 2001 are $530 and $1,077 of such capitalized costs, net of amortization of $79 and $286, respectively.

  (o)  Impact of Recently Issued Accounting Standards

    In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

    The Company is required to adopt the provisions of SFAS 141 immediately and will adopt SFAS 142 effective January 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-SFAS 142 accounting requirements prior to the adoption of SFAS 142.

    SFAS 141 will require upon adoption of SFAS 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

    In connection with SFAS 142's transitional goodwill impairment evaluation, the Statement will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

    As of December 31, 2001, the Company has unamortized goodwill in the amount of $8.3 million which is subject to the transition provisions of SFAS 141 and 142. Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

    In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. For example, SFAS 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS 121, an impairment assessment under SFAS 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142.

    The Company is required to adopt SFAS 144 on January 1, 2002. Management does not expect the adoption of SFAS 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS 144 will have on the Company's financial statements.

(2)    Acquisition of the Assets of Worthington Non-Automotive Plastics Group of Worthington Custom Plastics, Inc.

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

        The results of operations of the above acquired company are included in the accompanying financial statements since the date of the acquisition.

        The following unaudited pro forma summary presents the Company's consolidated results of operations for the year ended December 31, 1999 as if the acquisition had occurred at the beginning of the year:

December 31, 1999
Net sales	$246,187

Net earnings (loss) available to common shareholders	$(11,679)

Net earnings (loss) available to common shareholders per share—basic	$(2.75)

Net earnings (loss) available to common shareholders per share—diluted	$(2.75)

(3)    Sale of Businesses

        On December 31, 1999, the Company sold substantially all of the assets and certain liabilities of one of its plastics subsidiaries, Carroll George, Inc. The Company received $7,500 of cash for net assets with a book value at the date of sale of $9,963, resulting in a loss on the sale of subsidiary of $2,463.

        During 2000, the Company sold the assets and certain liabilities of a product line and a machining division from the contract plastics fabrication segment. The Company received $2,915 of cash for net assets with a book value at the dates of sale of $2,595, resulting in a gain on the sales of $320.

(4)    Restructuring Charge

        In connection with a restructuring plan adopted in October of 2001, the Company recorded a $1,323 restructuring charge associated with the restructuring and consolidation of certain of its Illinois plants. The restructuring included $520 for costs associated with certain leased facilities which will no longer be used and an $803 impairment charge for the abandonment of certain leasehold improvements and impairment of certain assets under the provisions of SFAS 121. The restructuring activities will be substantially completed by the end of the third quarter 2002. As of December 31, 2001, a restructuring reserve of $520 is included in accrued expenses relating to facility lease payments, utilities, insurance and taxes expected to be incurred through the lease termination date.

(5)    Inventories

        A summary of inventories follows:

	December 31,
	2000	2001
Finished goods	$9,555	$9,626
Work in process	7,121	4,847
Raw materials	12,753	8,097

	$29,429	$22,570

(6)    Property, Plant, and Equipment

        A summary of property, plant, and equipment, including assets held under capital leases as described in note 10 is as follows:

		December 31,
	Depreciable Lives (in years)
		2000	2001
Land and land improvements	15	$1,837	$1,852
Buildings and leasehold improvements	15 - 39	15,003	15,004
Machinery and vehicles	5 - 12	46,642	47,627
Tooling	3	8,676	9,927
Office equipment	5 - 10	6,160	6,708
Construction in progress	—	1,574	217

		79,892	81,335
Less accumulated depreciation		28,337	34,873

Property, plant and equipment, net		$51,555	$46,462

(7)    Intangible Assets

        A summary of intangible assets is as follows:

	December 31,
	2000	2001
Goodwill	$11,063	$11,063
Covenants not to compete	2,591	2,591
Debt issuance costs	2,629	2,533
Other	435	435

	16,718	16,622
Less accumulated amortization	5,532	6,269

Net intangible assets	$11,186	$10,353

(8)    Derivative Instruments and Hedging Activities

        The Company uses variable-rate debt to finance its operations. The debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed rate debt.

        The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended by SFAS No. 137 and No. 138 on January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company uses derivative financial instruments (interest rate swaps) to mitigate its interest rate risk on a related financial instrument. SFAS 133 requires that changes in the fair value of derivatives that qualify as a cash flow hedge be recognized in other comprehensive income while the ineffective portion of the derivative's change in fair value be recognized immediately in earnings. SFAS 133 requires that unrealized gains and losses on that portion of derivatives not qualifying for hedge accounting be recognized currently in earnings. The cumulative effect of change in accounting principle due to the adoption of SFAS 133 as of January 1, 2001 was $84 and was recorded in accumulated other comprehensive income (loss) as a transition adjustment. The Company recorded a net loss of $671 in other comprehensive income (loss) for its interest rate swap contracts qualifying for hedge accounting for the year ended December 31, 2001.

(9)    Long-term Debt and Subsequent Events

        A summary of long-term debt follows:

	December 31,
	2000	2001
Revolving credit facility with the Harris syndicate	$17,700	$18,400
Note payable to the Harris syndicate, with variable rate interest (10.5% and 5.75% as of December 31, 2000 and 2001, respectively)	12,747	9,301
Note payable to the Harris syndicate, with variable rate interest (13.25% and 8.5% as of December 31, 2000 and 2001, respectively)	23,175	23,159
Revolving credit facility with GECC	13,835	9,424
Note payable to GECC, with variable rate interest (10.5% to 11.5% and 6.25% to 7.0% as of December 31, 2000 and 2001, respectively)	17,747	15,997
Subordinated note payable with interest payable at 7.0%, discounted $393 to yield 10.0%, due in quarterly payments with the balance due April 8, 2008	2,624	2,346
Note payable, bank, with interest payable at 8.5%, due in monthly payments with the balance due December 1, 2002	185	82
Note payable, bank, with interest payable at 7.85%, due in monthly payments with the balance due May 1, 2001	47	—
Note payable, electric cooperative, non-interest bearing, due in monthly payments with the balance due November 1, 2006	263	219
Capital lease obligations	34	210

	88,357	79,138
Less current installments	10,201	5,268

	$78,156	$73,870

        The Company has two significant credit facilities: one facility with General Electric Capital Corporation ("GECC") to finance the operations of Morton Custom Plastics LLC acquired from Worthington Custom Plastics, Inc. and another facility with a syndicate of banks led by Harris Trust and Savings Bank ("the Harris syndicate") to finance the operations of the Company's steel fabrication operations and one plastics location.

        In May 1998, the Company entered into a revolving credit facility with the Harris syndicate. The revolving credit agreement, as amended, permitted the Company to borrow up to a maximum of $23,000. The agreement required payment of a quarterly commitment fee of .25% of the average daily unused portion of the revolving credit facility. Interest was due monthly and was based on the Bank's prime rate plus an applicable margin (10.5% and 5.75% at December 31, 2000 and 2001, respectively). The amount available under the revolving credit facility was limited to 85% of qualified accounts receivable, 50% of eligible inventory, plus $2,000 of other assets. At December 31, 2000, the Company had $17,700 outstanding and $2,492 available under this revolving credit facility. At December 31, 2001, the Company had $18,400 outstanding and $1,110 available under this revolving credit facility.

        In May 1998, the Company also entered into a financing arrangement with the Harris syndicate which originally provided for term loans of up to $55,000. The term loans under this financing arrangement were amortized quarterly. Interest was payable monthly at rates based upon the lender's prime rate plus an applicable margin. The agreement was secured by a first lien on all of the Company's accounts receivable, inventory, equipment and various other assets, other than assets of Morton Custom Plastics LLC. Effective January 30, 2000, the Company was paying this lender a fee of .125% per month based upon the amount of the revolving credit commitment and the balance of the term loans.

        The Harris syndicate agreed to defer principal payments totaling $2,400 due in installments of $1,200 each on September 30 and December 31, 2001 and amendment fee payments of $450 due on December 15, 2001.

        This debt agreement contained restrictions on capital expenditures, incurring additional debt or liens, making investments, mergers and acquisitions, selling assets or making payments such as dividends or stock repurchases. The credit agreements also contained various financial covenants.

        The GECC revolving credit facility allowed for borrowings up to a maximum of $24,000. Interest was due monthly and was based on the prime rate as published in the Wall Street Journal plus an applicable margin (10.5% at December 31, 2000 and 6.5% at December 31, 2001). The Company also incurred a fee based upon the unused revolving credit facility. The amount available under the revolving credit facility was generally limited to 85% of qualified accounts receivable and 60% of eligible inventory. At December 31, 2000 and 2001, the Company had $13,835 and $9,424, respectively, outstanding and $360 and $1,618, respectively, available under the GECC revolving credit facility.

        The GECC term loan facility allowed for maximum borrowings of $26,000. Interest was due monthly and was based on the prime rate as published in the Wall Street Journal plus an applicable margin which varied depending on certain financial ratios achieved by the Company. The term loan facility amortized quarterly throughout its term. The Company was also required to prepay certain amounts from the sale of assets, the issuance of new equity capital and from excess cash flow as defined by the agreement.

        GECC agreed to defer principal payments totaling $2,000 due in installments of $1,000 each on September 30 and December 31, 2001.

        Subsequent to December 31, 2001, the Company's credit facilities were revised as described in the following paragraphs:

        In February 2002, the Company entered into a new secured revolving credit facility with the Harris syndicate. The revolving credit agreement permits the Company to borrow up to a maximum of $21,000. The agreement requires payment of a quarterly commitment fee of .50% per annum of the average daily unused portion of the revolving credit facility. Interest is due monthly and is based on LIBOR plus 4.0% (effective rate of 5.883% at December 31, 2001). The Company, alternatively, could select a domestic interest rate. The amount available under the revolving credit facility is limited to 85% of qualified accounts receivable, 50% of eligible inventory, plus $2,500 of other assets. The revolving credit agreement expires July 1, 2003.

        In February 2002, the Company entered into a secured term loan arrangement with the Harris syndicate for a term loan of $32,965. The new Harris term loan arrangement replaced existing term loans and did not provide additional availability. The term loan under this financing arrangement is amortized monthly with principal payments ranging from $235 to $500 and the balance of $24,930 due July 1, 2003. Interest is due monthly and is based upon LIBOR plus 4.0% (effective rate of 5.883% at December 31, 2001). The Company, alternatively, could select a domestic interest rate. The agreement is secured by a first lien on all of the Company's accounts receivable, inventory, equipment and various other assets, other than the assets of Morton Custom Plastics LLC. The Company intends to obtain additional loans or funding support from other sources by the end of the term of this arrangement, which may not be available on acceptable terms and conditions. Failure to do so could have a material adverse effect on the operations.

        These debt agreements contain restrictions on capital expenditures, incurring additional debt or liens, making investments, mergers and acquisitions, selling assets or making payments such as dividends or stock repurchases, as well as containing various financial covenants.

        In March 2002, Morton Custom Plastics LLC entered into a new revolving credit facility and a new senior credit facility with GECC.

        The new GECC revolving credit facility allows for borrowings up to a maximum of $10,000. Of the amount available under the revolver, $1,000 is held back as reserve for discretionary use approved by the lender. The Company also incurs a fee based upon the unused revolving credit facility. The amount available under the revolving credit facility is generally limited to 85% of qualified accounts receivable and 60% of eligible inventory. The revolving credit agreement expires August 30, 2006.

        The new GECC senior credit facility includes three term loans with initial balances of $10,000 (Term A), $7,000 (Term B) and $5,000 (Term C), respectively. The maturity date on the new senior credit facility is August 30, 2006.

        The new GECC revolving credit facility and term loans total $32,000 and replaced a similar facility which totaled $28,000, providing additional availability.

        The GECC loans are secured by a first priority security interest in all of the Morton Custom Plastics LLC assets, including, but not limited to, accounts receivable, inventories, leaseholds, fixed assets, intangible assets and trade names.

        The interest on the GECC revolving credit facility, Term A and Term B is at LIBOR plus 450 basis points, with a LIBOR floor of 3% (effective rate of 6.383% at December 31, 2001). The Company, alternatively, could select an index rate. Interest is to be paid monthly on these loans. The interest on Term C is 13% payment-in-kind. Unpaid interest on Term C is due at maturity.

        The principal on Term A and Term B amortizes quarterly in various amounts beginning on September 30, 2002 for Term A and June 30, 2002 for Term B. Final installments for Term A and Term B are due at maturity, which is August 30, 2006. The principal on the revolving credit facility and Term C are due at maturity, which is August 30, 2006.

        In conjunction with the new credit facility, the Company issued to GECC common stock warrants to purchase 70% ("Warrant Ownership Percentage") of the outstanding ownership interests (on a fully diluted basis) of Morton Custom Plastics LLC. The Warrant Ownership Percentage can be reduced to 35% if the loan is repaid in full before March 25, 2004. If adjusted EBITDA for the year ending December 31, 2003, as defined in the agreement, is at least $8,000 and the Warrant Ownership Percentage has not already been reduced, the Warrant Ownership Percentage will be reduced to 51%. The warrants will be recorded at fair value as a discount on the related debt.

        At any time on or after the occurrence of (i) the scheduled maturity date, (ii) an event of default, or (iii) the date of indefeasible prepayment in full of the loans and cancellation of letters of credit and permanent reduction of revolving loan commitment to zero ("Trigger Events"), each holder has the right to require the Company to purchase all or any part of the warrants ("Put Feature"). The Company also has the right to repurchase all, but not less than all, of the outstanding warrant and equity interests of the holders subsequent to a Trigger Event ("Call Feature"). The Put Feature and Call Feature each have a purchase price equal to the greater of the applicable floor price and the fair market value as determined in good faith by the board and subject to approval by the holders. The initial floor price is $500.

        Under the most restrictive covenant in any agreement, no amount was available for payment of dividends at December 31, 2000 and 2001.

        The aggregate amounts of long-term debt maturities and principal payments, based upon the new credit facilities for each of the five years subsequent to December 31, 2001 and thereafter are as follows:

Fiscal year ending:
2002	$5,268
2003	48,783
2004	3,660
2005	4,114
2006	16,669
Thereafter	644

$79,138

        On September 20, 2000, the Company issued warrants to a lender, in connection with an amendment to the credit agreement, to purchase 238,548 shares of its Class A common stock. The 238,548 warrants issued are exercisable at any time through December 31, 2003, at an exercise price of $.01 per share. The warrants were valued at $863 and were recorded as a discount on the related term loans in the year ended December 31, 2000.

(10)    Leases

        The Company is obligated under various capital leases for certain machinery. At December 31, 2001, the gross amount of equipment and related amortization recorded under capital leases was as follows:

Machinery	$228
Less accumulated amortization	18

$210

        Assets under capital leases are included in property, plant and equipment and amortization of assets held under capital leases is included with depreciation expense.

        The present value of future minimum capital lease payments at December 31, 2001 was as follows:

Year ending December 31:
2002	$58
2003	58
2004	58
2005	49
2006	21

Total minimum lease payments	244
Less amount representing interest (from 7.1% to 7.9%)	34

Present value of net minimum capital lease payments	$210

        The Company also has operating leases for several of its plants, certain warehouse space, and manufacturing and computer equipment. Rental expense for operating leases was $6,733, $7,266 and $7,901 for the years ended December 31, 1999, 2000 and 2001, respectively.

        Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2001 are:

Year ending December 31:
2002	$7,710
2003	7,216
2004	6,471
2005	4,936
2006	2,521
Thereafter	5,451

Total minimum lease payments	$34,305

(11)    Income Taxes

        Total income tax expense for the periods presented was allocated as follows:

	December 31,
	1999	2000	2001
Income tax before cumulative effect of accounting change	$(1,165)	$(1,230)	$2,100
Cumulative effect of accounting change	(69)	—	—

	$(1,234)	$(1,230)	$2,100

        Income tax expense (benefit) consists of the following:

	Current	Deferred	Total
Year ended December 31, 1999:
Federal	$—	$—	$—
State	(1,165)	—	(1,165)

	$(1,165)	$—	$(1,165)

Year ended December 31, 2000:
Federal	$—	$(1,072)	$(1,072)
State	—	(158)	(158)

	$—	$(1,230)	$(1,230)

Year ended December 31, 2001:
Federal	$—	$1,830	$1,830
State	—	270	270

	$—	$2,100	$2,100

(11)    Income Taxes (Continued)

        Total income tax expense (benefit) attributable to income before extraordinary item and cumulative effect of accounting change differed from the amounts computed by applying the U.S. Federal corporate income tax rate of 34% for all periods to loss before income taxes as a result of the following:

	December 31,
	1999	2000	2001
Computed "expected" tax benefit	$(3,344)	$(120)	$(4,410)
State income tax benefit, net of Federal income tax benefit	—	(104)	(326)
Amortization of goodwill	152	149	149
Officer's life insurance	23	29	20
Increase (decrease) in valuation allowance	3,104	(1,085)	6,747
Resolution of tax contingency	(1,165)	—	—
Other, net	65	(99)	(80)

	$(1,165)	$(1,230)	$2,100

        The state tax benefit for the year ended December 31, 1999 primarily results from the resolution of a tax contingency related to the Company's 1998 merger with MLX Corp.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 2001, are presented below:

	December 31,
	2000	2001
Deferred tax assets attributable to:
Net operating loss and credit carryforwards	$28,043	$32,098
Accrued vacation pay	314	228
Compensation expense from issuance of stock options	291	291
Reserves and other	818	879

Total gross deferred tax assets	29,466	33,496
Less valuation allowance	(17,461)	(24,208)

Net deferred tax assets	12,005	9,288

Deferred tax liabilities attributable to:
Plant and equipment, principally due to differences in depreciation	(4,723)	(4,166)
Recapture of inventory LIFO valuation for tax purposes	(39)	—
Excess of tax over book amortization of organization costs	(63)	(56)
Discount on debt for financial reporting purposes	(132)	(118)

Total deferred tax liabilities	(4,957)	(4,340)

Net deferred tax asset	$7,048	$4,948

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $12,800 prior to the expiration of the net operating loss carryforwards in 2021. Management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2001 based upon anticipated profitability over the period of years that the temporary differences are expected to become tax deductions. Management believes that sufficient book and taxable income will be generated to realize the benefit of these tax assets. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

        During 2001, net operating loss carryforwards of approximately $45 expired unused. At December 31, 2001, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $82,100 which are available to offset future federal taxable income, if any, through 2021.

(12)    Redeemable Preferred Stock

        Pursuant to the agreement to purchase certain assets of Worthington Custom Plastics, Inc., the Company issued 10,000 shares of preferred stock, without par value, of Morton Industrial Group, Inc. to Worthington. The preferred stock is mandatorily redeemable five years from its issuance date at $1,000 per share, and will pay or accrue annual dividends at a rate of 8%. The Company may pay such dividends in cash or in additional shares of preferred stock. The agreement provides that the dividend rate may be reduced based upon changes in pricing of certain customer contracts. The Company has determined that those dividends should be reduced as provided in the agreement, and accordingly, has accrued no dividends for the years ending December 31, 2000 and 2001. The preferred stock was valued at $4,250 at the time of the acquisition and the discount is being accreted over a five-year period using the effective yield method.

(13)    Stockholders' Equity

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

(14)    Stock Option Plans

        In 1998, the Company adopted a stock option plan (the "Plan") pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 1,166,896 shares of authorized but unissued Class A common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options under the Plan have ten-year terms and vest and become fully exercisable after three years from the date of grant. At December 31, 1999, 2000 and 2001, there were 275,330, 139,150 and 139,600 additional shares available for grant under the Plan.

        Prior to the Merger, the Company had a stock option plan under which key officers and employees were granted options at prices equal to fair market value of the stock on the date of grant. At December 31, 1999, 2000 and 2001, there were 165,690, 68,956 and 68,956 options outstanding under the prior plan.

        The per share weighted-average fair value of stock options granted during 1999, 2000 and 2001 was $3.37, $3.70 and $1.67 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0%, risk-free interest rate of 6%, volatility of 91%, and an expected life of 10 years.

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

	1999	2000	2001
Net earnings (loss) available to common shareholders:
As reported	$(10,872)	$(20)	$(16,137)
Pro forma	(12,334)	(1,622)	(16,177)
Diluted earnings (loss) available to common shareholders per share:
As reported	(2.55)	0.00	(3.51)
Pro forma	(2.90)	(0.36)	(3.52)

        Stock option activity during the periods indicated is as follows:

	Number of shares	Weighted average exercise price
Outstanding at December 31, 1998	1,466,143	$10.057
Issued	56,100	7.109
Exercised	(437,172)	0.111
Forfeited	(28,000)	(6.660)

Outstanding at December 31, 1999	1,057,071	14.040
Issued	164,000	4.610
Exercised	(96,734)	0.411
Forfeited	(27,820)	(11.235)

Outstanding at December 31, 2000	1,096,517	13.904
Issued	139,150	1.875
Exercised	—	—
Forfeited	(139,600)	(8.447)

Outstanding at December 31, 2001	1,096,067	$13.072

        The following is summary information about the Company's stock options outstanding at December 31, 2001:

Number of shares	Exercise price	Expiration date	Number of shares exercisable
59,697	$0.216	July 13, 2002	59,697
9,259	0.900	May 8, 2005	9,259
765,461	17.125	January 20, 2008	765,461
30,000	13.125	September 2, 2008	30,000
10,000	7.375	June 8, 2009	6,667
120,000	4.500	March 10, 2010	40,000
101,650	1.875	February 5, 2011	—

1,096,067			911,084

(15)    Concentration of Sales

        Sales to customers in excess of 10% of total net sales for the years ended December 31, 1999, 2000 and 2001 are as follows:

	Customer A	Customer B
Periods ended:
December 31, 1999	20%	29%
December 31, 2000	18%	35%
December 31, 2001	22%	35%

        Trade accounts receivable with these customers totaled $9,100 and $8,173 at December 31, 2000 and 2001, respectively.

(16)    Employee Participation Plan

        The Morton Metalcraft Co. Employee Participation Plan allows substantially all employees to defer up to 15 percent of their income through payroll deduction of pre-tax contributions under section 401(k) of the Internal Revenue Code. The Company matches 25 percent of the first 6 percent of pre-tax income contributed by each employee. Employees may also make contributions of after-tax income. Additionally, the Company may make discretionary contributions to the plan for the benefit of participating employees. Certain of the acquired subsidiaries also had defined contribution plans which allow for employee pre-tax contributions and employer matching and discretionary contributions. The expense charged to operations related to defined contribution plans was $365, $490 and $423 for the years ended December 31, 1999, 2000 and 2001, respectively.

(17)    Earnings (Loss) Per Share

        The following reflects the reconciliation of the numerators and denominators of the earnings (loss) per share and net earnings (loss) per share assuming dilution computations:

	Year ended December 31, 1999
	Income (numerator)	Shares (denominator)	Per share amount
Basic loss per share available to common stockholders	$(10,872)	4,253,763	$(2.55)

Effect of dilutive securities	—	—

Diluted loss per share available to common stockholders	$(10,872)	4,253,763	$(2.55)

	Year ended December 31, 2000
	Income (numerator)	Shares (denominator)	Per share amount
Basic loss per share available to common stockholders	$(20)	4,563,958	$0.00

Effect of dilutive securities	—	—

Diluted earnings per share available to common stockholders	$(20)	4,563,958	$0.00

	Year ended December 31, 2001
	Income (numerator)	Shares (denominator)	Per share amount
Basic loss per share available to common stockholders	$(16,137)	4,600,850	$(3.51)

Effect of dilutive securities	—	—

Diluted earnings per share available to common stockholders	$(16,137)	4,600,850	$(3.51)

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

        Options to purchase 1,096,067 shares of Class A common stock at an average price of $13.072 per share and warrants to purchase 238,548 shares of Class A common stock at $.01 per share were outstanding at December 31, 2001, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

(18)    Related Party Transactions

        During the year ended December 31, 1999, the Company paid $64 for merger and acquisition advisory services to two firms affiliated with members of the Company's board of directors.

        On November 3, 2000, the Company entered into an agreement with First Union Securities, Inc. ("FUSI"), under which FUSI acted as the Company's exclusive financial advisor with respect to possible debt or equity financings or recapitalizations from November 3, 2000 until March 12, 2002. A director of Morton Industrial Group, Inc. is head of the Commercial and Industrial Corporate Finance and Mergers and Acquisitions Group at Wachovia Securities, Inc. (formerly FUSI).

(19)    Segment Reporting

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

        Morton Industrial Group, Inc. accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices, although these intersegment sales were insignificant in 2000 and 2001.

        Morton Industrial Group, Inc.'s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and production methods. Most of the businesses were acquired as a unit, and most of the management at the time was retained.

	1999
	Contract Metal Fabrication	Contract Plastic Fabrication	Total
Revenues from external customers	$106,048	$113,275	$219,323
Intersegment revenues	—	314	314
Interest income	—	15	15
Interest expense	4,802	3,406	8,208
Depreciation and amortization	6,428	2,765	9,193
Segment operating profit	2,416	(1,594)	822
Segment assets including intangible assets	53,905	71,801	125,706
Expenditures for segment fixed assets	3,363	1,600	4,963
	2000
	Contract Metal Fabrication	Contract Plastic Fabrication	Total
Revenues from external customers	$150,809	$128,019	$278,828
Intersegment revenues	—	596	596
Interest expense	4,249	6,552	10,801
Depreciation and amortization	5,459	4,163	9,622
Segment operating profit	8,093	1,018	9,111
Segment assets including intangible assets	58,350	72,183	130,533
Expenditures for segment fixed assets	3,912	2,739	6,651
	2001
	Contract Metal Fabrication	Contract Plastic Fabrication	Total
Revenues from external customers	$127,103	$109,287	$236,390
Intersegment revenues	—	237	237
Interest expense	4,028	5,425	9,453
Depreciation and amortization	5,471	4,539	10,010
Segment operating profit (loss)	2,937	(6,516)	(3,579)
Segment assets including intangible assets	49,786	57,968	107,754
Expenditures for segment fixed assets	3,222	1,160	4,382

(20)    Litigation

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

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

	Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions	Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 1999	$314	64	370	*	428	320

Year ended December 31, 2000	$320	1,430	—		426	1,324

Year ended December 31, 2001	$1,324	595	—		1,538	381

*Represents the acquisition date allowance for doubtful accounts of businesses acquired.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        The information required by this Item 10 about the executive officers and Directors of the Company is incorporated herein by reference to the information set forth under the caption "Election of Directors" in our definitive proxy statement for the 2002 annual meeting of shareholders, which we expect to file with the Securities and Exchange commission not later than one hundred twenty days after December 31, 2001 pursuant to Regulation 14A.

Item 11. Executive Compensation.

        The information required by this Item 11 is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in our definitive proxy statement for the 2002 annual meeting of shareholders, which we expect to file with the Securities and Exchange commission not later than one hundred twenty days after December 31, 2001 pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        The information required by this Item 12 is incorporated herein by reference to the information set forth under the caption "Principal Shareholders of the Company" in our definitive proxy statement for the 2002 annual meeting of shareholders, which we expect to file with the Securities and Exchange commission not later than one hundred twenty days after December 31, 2001 pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions.

        The information required by this Item 13 is incorporated herein by reference to the information set forth under the caption "Executive Compensation—Certain Relationships and Related Transactions" in our definitive proxy statement for the 2002 annual meeting of shareholders, which we expect to file with the Securities and Exchange commission not later than one hundred twenty days after December 31, 2001 pursuant to Regulation 14A.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)
The following documents are filed as a part of this report:

1.
Financial Statements.

        The following financial statements of the Company are included in Item 8:

a.
Report of KPMG LLP, Independent Auditors

b.
Consolidated Balance Sheets as of December 31, 2000 and 2001

c.
Consolidated Statements of Operations for the years ended December 31, 1999, 2000 and 2001

d.
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1999, 2000 and 2001

e.
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001

f.
Notes to Consolidated Financial Statements

2.
Financial Statement Schedules

        The following financial statement schedule of the Company is included in Item 8:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 1999, 2000 and 2001

Exhibit Number and Document Title	Incorporated by Reference to	Filed Herewith

2.1 and 10.1—Agreement and Plan of Merger Between MLX Corp. and Morton Metalcraft Holding Co., dated as of October 20, 1997	Annex B to the Definitive Proxy Statement on Schedule 14A filed by MLX Corp. with the Securities and Exchange Commission ("SEC") on January 6, 1998.
2.2 and 10.2—Securities Purchase Agreement Among MLX Corp. and Security Holders of Morton Metalcraft Holding Co., dated as of October 20, 1997	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
3.1 and 4.1—Articles of Incorporation of the registrant as Amended prior to January 20, 1998	MLX Corp. Form 10-Q for the quarter ended June 30, 1993
3.2 and 4.2—Articles of Amendment to Articles of Incorporation of the Registrant Effective January 20, 1998	Exhibit 3 to Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on February 4, 1998
3.2 and 4.2—Bylaws of the Registrant, as Amended	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
4.3 and 10.3—Credit Agreement Among the Registrant, Metalcraft Co., Morton Metalcraft Co. of North Carolina and Harris Trust & Savings Bank, individually and as Agent, dated January 20, 1998	Morton Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
4.4 and 10.4—Security Agreement executed by Morton Industrial Group, Inc., Morton Metalcraft Co., and Morton Metalcraft Co. of North Carolina in favor of Harris Trust & Savings Bank, individually and as Agent, dated January 20, 1998	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
4.5 and 10.5—Mortgage and Security Agreement with Assignment of Rents executed by Morton Metalcraft Co. in favor of Harris Trust & Savings Bank, individually and as Agent, dated January 20, 1998	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
4.6 and 10.6—Pledge Agreement executed by Registrant in favor of Harris Trust & Savings Bank, individually and as Agent, dated January 20, 1998	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.7—Limited Indemnification Agreement dated as of October 20, 1997, among MLX Corp., William D. Morton, and Other Morton Metalcraft Shareholders and Option Holders	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.8—Industrial Building Lease between Morton Welding Co., Inc., and Morton Metalcraft Co. dated September 1, 1994	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997

10.9—Lease between Caterpillar, Inc., and Morton Metalcraft Co., Inc. dated June 9, 1995	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.10—Lease between Agracel, Inc., and Morton Metalcraft Co. dated November 6, 1996.	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.11—Employment Agreement dated as of January 20, 1998, between the Registrant and William D. Morton	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.12—Employment Agreement dated as of January 20, 1998, between the Registrant and Daryl R. Lindemann	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.13—MLX Corp. 1997 Stock Option Plan	Appendix C to the Definitive Proxy Statement on Schedule 14A filed by MLX Corp. with the SEC on January 6. 1998.
10.14—MLX Corp. 1995 Stock Option Plan	MLX Corp. Definitive Proxy Statement on Schedule 14A for the 1995 Annual Meeting of Stockholders
10.15—Master Lease Agreement between Morton Metalcraft Co. and General Electric Capital Corporation dated August 7, 1996	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.16—Guaranty of Master Lease Agreement by Morton Metalcraft Holding Co., dated August 7, 1996	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.17—Split Dollar Insurance Agreement between Morton Metalcraft Co. and William D. Morton dated February 3, 1995.	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.18—Split Dollar Assignment between William D. Morton and Morton Metalcraft Co. dated February 3, 1995	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.19—Split Dollar Insurance Agreement between Morton Metalcraft Co. and William D. Morton dated October 10, 1993	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.20—Split Dollar Assignment between William D. Morton and Morton Metalcraft Co., dated October 10, 1993	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.21—Split Dollar Insurance Agreement between Morton Metalcraft Co. and Daryl R. Lindemann dated October 10, 1993	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.22—Split Dollar Assignment between Daryl R. Lindemann and Morton Metalcraft Co., dated October 10, 1993	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997

10.23—Death Benefit Agreement between Morton Metalcraft Co. and William D. Morton	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.24—Salary Continuation Agreement between Morton Metalcraft Co. and William D. Morton dated February 26, 1996.	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.25—Stock Purchase Agreement among the Company and Gary L. George and Gloria J. George, dated March 2, 1998.	Exhibit 10.1 to Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on April 14, 1998
10.26—Stock Purchase Agreement among the Company, Joseph T. Buie, Jr., and Ernest J. Butler, dated April 8, 1998.	Exhibit 10.2 to Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on April 14, 1998
10.27—Non-negotiable Promissory Note (subordinated) of the Company to Joseph T. Buie, Jr., dated April 8, 1998.	Exhibit 10.3 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on April 14, 1998
10.28—Non-negotiable Promissory Note (subordinated) of the Company to Ernest. J. Butler, dated April 8, 1998.	Exhibit 10.4 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on April 14, 1998
10.29—Stock Purchase Agreement among the Company and Richard L. Goreham, Delores A. Staples and William B. Goreham, dated April 27, 1998.	Exhibit 10.1 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on June 12, 1998
10.30—Credit Agreement dated May 28, 1998 among the Company, Harris Trust and Savings Bank, and the lenders signatory thereto.	Exhibit 10.2 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on June 12, 1998
10.31—Mortgage and Security Agreement with Assignment of Rents executed by Carroll George Inc. dated May 28, 1998.	Exhibit 10.3 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on June 12, 1998
10.32—Deed of Trust and Security Agreement with Assignment of Rents executed by B&W Metal Fabricators, Inc.	Exhibit 10.4 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on June 12, 1998
10.33—Amended and Restated Security Agreement executed by the Company, Morton Metalcraft Co., Morton Metalcraft Co. of North Carolina, Morton Metalcraft Co. of South Carolina, Carroll George Inc. and B&W Metal Fabricators, Inc. dated May 28, 1998.	Exhibit 10.5 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on June 12, 1998
10.34—Amended and Restated Pledge Agreement executed by the Company, Morton Metalcraft Co., Morton Metalcraft Co. of North Carolina, Morton Metalcraft Co. of South Carolina, Carroll George Inc. and B&W Metal Fabricators, Inc. dated May 28, 1998.	Exhibit 10.6 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on June 12, 1998

10.35—Amended and Restated Mortgage and Security Agreement with Assignment of Rents executed by Morton Metalcraft Co., dated May 28, 1998.	Exhibit 10.7 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on June 12, 1998
10.35—Mortgage and Security Agreement with Assignment of Rents to executed by Mid-Central Plastics, Inc. dated May 28, 1998.	Exhibit 10.8 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on June 12, 1998
10.36—First Amendment to Credit Agreement with Harris Trust & Savings Bank.	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1998
10.37—Asset Purchase Agreement among the Company, Morton Custom Plastics, LLC, and Worthington Custom Plastics, Inc. dated February 26, 1999 and First Amendment to Asset Purchase Agreement, dated as of April 15, 1999, among the Company, Morton Custom Plastics, LLC and Worthington Custom Plastics, Inc.	Exhibits 10.1 and 10.2 to Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on April 29, 1999
10.38—Credit Agreement dated as of April 15, 1999, among Morton Custom Plastics, LLC, Morton Holding, LLC and General Electric Capital Corporation	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on April 29,1999
10.39—Agreement dated December 31, 1999 by and among Carroll George Inc., Morton Industrial Group, Inc. and Advanced Component Technologies, Inc.	Exhibit 99.2 to Morton Industrial Group, Inc. Report on Form 8-K filed with SEC on January 18, 2000
10.40—Third Amendment to Credit Agreement with Harris Trust & Savings Bank	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 8-K filed with SEC on February 29, 2000
10.41—Amended and Restated Agreement with Harris Trust and Savings Bank	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on April 1, 2002	X
10.42—Amended and Restated Agreement with General Electric Capital Corporation	Exhibit 99.2 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on April 1, 2002	X
13—Annual Report	Exhibit 13.1 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on April 1, 2002	X
16.2—Letter re: change in certifying accountant	Exhibit 16.1 to Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on February 18, 1999
21.1—Subsidiaries of Registrant		X
23.1—Consent of KPMG LLP		X
(b)
Reports on Form 8-K

        None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORTON INDUSTRIAL GROUP, INC.

Dated: March 29, 2002	By:	/s/ WILLIAM D. MORTON William D. Morton President, Chief Executive Officer, and Chairman of the Board of Directors

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ WILLIAM D. MORTON William D. Morton	President, Chief Executive Officer, and Chairman of the Board of Directors	March 29, 2002
/s/ THOMAS D. LAUERMAN Thomas D. Lauerman	Vice President of Finance and Treasurer (Principal Accounting Officer)	March 29, 2002
/s/ FRED W. BROLING Fred W. Broling	Director	March 29, 2002
/s/ MARK W. MEALY Mark W. Mealy	Director	March 29, 2002
Willem F.P. de Vogel	Director

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
New York, NY 10021
Phone: 212-396-0606 Fax: 212-396-9025

ANNUAL MEETING

The Annual Meeting of the Shareholders of Morton Industrial Group, Inc. will be held at:

Bertha Frank Performaing Arts Center
350 N. Illinois Avenue
Morton, Illinois 61550
Tuesday, June 11, 2002 at 10:00 a.m. (CDT)

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
    US Precision Glass

Willem F.P. de Vogel
    President
    Three Cities Research, Inc.

Mark W. Mealy
    Head of the Commercial
    and Industrial Corporate Finance
    and Mergers and Acquisition Group
    Wachovia Securities, Inc.

CORPORATE OFFICERS

William D. Morton
    Chairman of the Board, President and CEO

Daryl R. Lindemann
    Secretary

Thomas D. Lauerman
    Vice President of Finance & Treasurer

QuickLinks

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to Vote of Security Holders
PART II
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
Item 6. Selected Financial Data
SELECTED HISTORICAL FINANCIAL DATA
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Item 8. Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS
Independent Auditors' Report
MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES Consolidated Balance Sheets December 31, 2000 and 2001 (Dollars in thousands, except share data)
MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES Consolidated Statements of Operations Years ended December 31, 1999, 2000 and 2001 (Dollars in thousands, except per share data)
MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity (Deficit) Years ended December 31, 1999, 2000 and 2001 (Dollars in thousands)
MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows Years ended December 31, 1999, 2000 and 2001 (Dollars in thousands)
MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2000 and 2001 (Dollars in thousands, except per share data)
MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES Schedule II—Valuation and Qualifying Accounts
PART III
Item 10. Directors and Executive Officers of the Registrant.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
Item 13. Certain Relationships and Related Transactions.
PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES
SHAREHOLDER INFORMATION