Form 10-Q
period 2002-03-30
MORTON INDUSTRIAL GROUP INC
filed 2002-05-14
CIK 64247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2002

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

(309) 266–7176

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Outstanding as of April 26, 2002
Class A Common Stock, $.01 par value	4,400,850
Class B Common Stock, $.01 par value	200,000

PART 1 — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Three Months Ended March 30, 2002 and March 31, 2001

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 30, 2002	March 31, 2001

Net sales	$54,410	74,404
Cost of sales	46,790	64,827
Gross profit	7,620	9,577

Operating expenses:
Selling expenses	1,276	1,641
Administrative expenses	4,657	5,340
Total operating expenses	5,933	6,981

Operating income	1,687	2,596

Other income (expense):
Interest expense	(1,853)	(2,564)
Other	17	2
Total other income (expense)	(1,836)	(2,562)

Earnings (loss) before income taxes	(149)	34

Income taxes	—	—

Net earnings (loss)	(149)	34

Accretion of discount on preferred shares	(279)	(235)

Net earnings (loss) available to common stockholders	$(428)	(201)

Earnings (loss) available to common stockholders per share-basic	$(0.09)	(0.04)

Earnings (loss) available to common stockholders per share-diluted	$(0.09)	(0.04)

Weighted average number of common shares
Basic	4,600,850	4,600,850

Diluted	4,600,850	4,600,850

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 30, 2002 and December 31, 2001

(Dollars in thousands)

	March 30, 2002	December 31, 2001
	(Unaudited)
Assets

Current assets:
Trade accounts receivable, less allowance for doubtful accounts of $296 in 2002 and $381 in 2001	$20,905	19,519
Inventories	23,270	22,570
Prepaid expenses	3,537	2,816
Deferred income taxes	800	800

Total current assets	48,512	45,705

Property, plant, and equipment, net	45,062	46,462
Intangible assets, at cost, less accumulated amortization	11,162	10,353
Deferred income taxes	4,148	4,148
Other assets	1,052	1,086

	$109,936	107,754

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Outstanding checks in excess of bank balance	$2,509	4,021
Current installments of long-term debt	5,343	5,268
Accounts payable	29,877	30,133
Accrued expenses	7,205	6,804

Total current liabilities	44,934	46,226

Long-term debt, excluding current installments	76,731	73,870
Other liabilities	822	280

Total liabilities	122,487	120,376

Redeemable preferred stock	7,622	7,343

Stockholders’ equity (deficit):
Class A common stock	44	44
Class B common stock	2	2
Additional paid-in capital	20,883	20,883
Retained deficit	(40,567)	(40,139)
Accumulated other comprehensive loss	(535)	(755)

Total stockholders’ equity (deficit)	(20,173)	(19,965)

	$109,936	107,754

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 30, 2002 and March 31, 2001

(Dollars in thousands)

(Unaudited)

	2002	2001

Net cash provided by (used in) operating activities	$(128)	3,859

Cash flows from investing activities:
Proceeds from sale of machinery and equipment	65	—
Capital expenditures	(805)	(1,371)
Net cash used in investing activities	(740)	(1,371)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	(2,641)	(539)
Increase (decrease) in checks issued in excess of bank balance	(1,512)	119
Proceeds from issuance of long-term debt	6,003	—
Increase in financing fees	(691)	—
Principal payments on long-term debt and capital leases	(291)	(2,068)
Net cash (used in) provided by financing activities	868	(2,488)

Net change in cash	—	—

Cash at beginning of period	—	—

Cash at end of period	$—	—

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,393	2,564

Income taxes	$—	24

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the Three Months Ended March 30, 2002

(Dollars in thousands)

(Unaudited)

	Class A		Class B				Accumulated
	common stock		common stock		Additional	Retained	other
	Shares		Shares		paid-in	earnings	comprehensive
	issued	Amount	issued	Amount	capital	(deficit)	loss	Total

Balance, December 31, 2001	4,400,850	$44	200,000	$2	$20,883	$(40,139)	$(755)	$(19,965)

Comprehensive income (loss):
Net (loss)	—	—	—	—	—	(149)	—	(149)
Other comprehensive income, gain on derivative instruments	—	—	—	—	—	—	220	220
Total comprehensive income (loss)								71
Accretion of discount on preferred shares	—	—	—	—	—	(279)	—	(279)

Balance, March 30, 2002	4,400,850	$44	200,000	$2	$20,883	$(40,567)	$(535)	$(20,173)

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 30, 2002 and March 31, 2001

(Unaudited)

(1)  Nature of Business.

The Company, operating through its subsidiaries, is a contract manufacturer and supplier of high-quality fabricated sheet metal and plastic components and subassemblies for industrial, construction, agricultural, and recreational vehicle original equipment manufacturers located primarily in the Midwestern and Southeastern United States.

(2)  Interim Financial Data.

The Condensed Consolidated Financial Statements at March 30, 2002, and for the three months ended March 30, 2002 and March 31, 2001, are unaudited and reflect all adjustments, consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods indicated. The Company’s fiscal quarters end on a Saturday (nearest to a quarter end) except for the fourth quarter which ends on December 31. For  the quarter ended March 30, 2002, there were 63 shipping days, and for the quarter ended March 31, 2001, there were 64 shipping days.  Results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year. The condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations of Morton Industrial Group, Inc. contained in the Company’s Annual Report on Form 10–K for the year ended December 31, 2001.

(3)  Inventory.

                The Company’s inventory, in thousands of dollars, as of March 30, 2002, and December 31, 2001, is summarized as follows:

	March 30, 2002	December 31, 2001

Raw materials, purchased parts and manufactured components	$11,271	$9,626
Work-in-process	4,021	4,847
Finished goods	7,978	8,097

	$23,270	$22,570

(4)  Earnings Per Share.

The following reflects the reconciliation of the numerators and denominators of the earnings per share and the earnings per share assuming dilution computations:

	Quarter Ended March 30, 2002			Quarter Ended March 31, 2001
	(Loss) (Numerator)	Shares (Denominator)	Per Share Amount	(Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings (loss) available to common shareholders	$(428,000)	4,600,850	$(.09)	$(201,000)	4,600,850	$(.04)

Effect of dilutive securities, stock options and warrants	—	—	—	—	—	—

Diluted earnings (loss) available to common shareholders	$(428,000)	4,600,850	$(.09)	$(201,000)	4,600,850	$(.04)

At both March 30, 2002 and March 31, 2001, 307,504 options and warrants were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

(5)  Segment Reporting.

                Prior to the first quarter, 2002, the Company presented two reportable segments, contract metal fabrication and contract plastic fabrication. The contract metal fabrication segment provides full service fabrication of parts and sub–assemblies for the industrial, construction, agricultural and recreational vehicle equipment industry. The contract plastic fabrication segment provides full–service vacuum formed and injected–molded parts and sub–assemblies for the construction, agricultural and industrial equipment industry.

Due to the need to closely monitor liquidity and compliance with debt covenants, the Company has changed its internal financial reports.  Accordingly, effective with this first quarter, 2002, the Company is presenting segment data based upon the results of operations by applicable credit facility.  The Company’s two separate credit facilities are described in more detail in these footnotes and in the Liquidity and Capital Resources section of  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following segment data, in thousands of dollars, is for the quarters ended March 30, 2002 and March 31, 2001 (restated):

	Harris Trust & Savings Bank Credit Facility	General Electric Capital Corp. Credit Facility	Total

Quarter Ended March 30, 2002
Revenues from external customers	$36,345	$18,065	$54,410
Segment operating income (loss)	1,803	(116)	1,687
Interest expense	1,313	540	1,853

Quarter Ended March 31, 2001
Revenues from external customers	$49,726	$24,678	$74,404
Segment operating income	1,972	624	2,596
Interest expense	1,820	744	2,564

(6)  Debt.

                The Company has two separate credit facilities.  One facility is with Harris Trust and Savings Bank, as Agent (Harris).  This credit facility finances the Company’s corporate operations, as well as its  contract metal fabrication operations in Illinois, North Carolina and South Carolina and its contract plastics fabrication operations in Iowa.  The second facility is with General Electric Capital Corporation (GECC).  This credit facility finances the Company’s contract plastic fabrication operations in North Carolina, South Carolina and Kentucky.  The two credit facilities are separately secured by the assets of the operations they support.   Harris has no recourse against the assets secured by GECC; neither does GECC have recourse against the assets secured by Harris.

                The debt agreements related to these credit facilities contain restrictions on capital expenditures, incurring additional debt or liens, making investments, mergers and acquisitions, selling assets or making payments such as dividends or stock repurchases, as well as containing various financial covenants.

The Harris Trust and Savings Bank Credit Facility

                In February 2002, the Company entered into an amended and restated secured revolving credit facility with the Harris syndicate. The revolving credit agreement permits the Company to borrow up to a maximum of $21,000,000. The agreement requires payment of a quarterly commitment fee of .50% per annum of the average daily unused portion of the revolving credit facility. Interest is due monthly and is based on LIBOR plus 4.0% (effective rate of 6.25% at March 30, 2002). The Company, alternatively, could select a domestic interest rate. The amount available under the revolving credit facility is limited to 85% of qualified accounts receivable, 50% of eligible inventory, plus $2,500,000 of other assets. The revolving credit agreement expires July 1, 2003.  At March 30, 2002, the Company had $17,400,000 outstanding and $1,547,000 available under its Harris revolving credit facility.

                In February 2002, the Company entered into an amended and restated secured term loan arrangement with the Harris syndicate for a term loan of $32,965,000.  The term loan under this financing arrangement is amortized monthly with principal payments ranging from $235,000 to $500,000, and the balance of $24,930,000 is due July 1, 2003. Interest is due monthly and is based upon LIBOR plus 4.0% (effective rate of 6.25% at March 30, 2002). The Company, alternatively, could select a domestic interest rate. The agreement is secured by a first lien on all of the Company’s accounts receivable, inventory, equipment and various other assets, other than the assets of Morton Custom Plastics LLC. The Company intends to obtain additional loans or funding support from other sources by the end of the term of this arrangement, which may not be available on acceptable terms and conditions. Failure to do so could have a material adverse effect on the operations.

                The new Harris revolving credit facility and terms loans replaced existing credit facilities and did not provide additional availability.  However, the repayment and fee terms were modified, and the short-term principal payments and fees were reduced.

                In connection with the Harris loans, we have granted the lender a first lien on all of the Company's accounts receivable, inventory, equipment and various other assets, except for the assets of Morton Custom Plastics, LLC.

The General Electric Capital Corporation Credit Facility

                In March 2002, Morton Custom Plastics LLC entered into an amended and restated  revolving credit facility and an amended and restated senior credit facility with GECC.

                The new GECC revolving credit facility allows for borrowings up to a maximum of $10,000,000. Of the amount available under the revolver, $1,000,000 is held back as reserve for discretionary use approved by the lender. The Company also incurs a fee based upon the unused revolving credit facility. The amount available under the revolving credit facility is generally limited to 85% of qualified accounts receivable and 60% of eligible inventory. The revolving credit agreement expires August 30, 2006.  At March 30, 2002, the Company had $8,761,000 outstanding or committed and $1,239,000 available, including the discretionary use reserve, under its GECC revolving credit facility.

                The new GECC senior credit facility includes three term loans with initial balances of $10,000,000 (Term A), $7,000,000 (Term B) and $5,000,000 (Term C), respectively. The maturity date on the new senior credit facility is August 30, 2006.

                The new GECC revolving credit facility and term loans total $32,000,000 and replaced a similar facility which totaled $28,000,000, providing additional availability.

                The GECC loans are secured by a first priority security interest in all of the Morton Custom Plastics LLC assets, including, but not limited to, accounts receivable, inventories, leaseholds, fixed assets, intangible assets and trade names.

                The interest on the GECC revolving credit facility, Term A and Term B is at LIBOR plus 450 basis points, with a LIBOR floor of 3% (effective rate of 7.25% at March 30, 2002). The Company, alternatively, could select an index rate. Interest is to be paid monthly on these loans. The interest on Term C is 13% payment-in-kind. Unpaid interest on Term C is due at maturity.

                The principal on Term A and Term B amortizes quarterly in various amounts beginning on September 30, 2002 for Term A and June 30, 2002 for Term B. Final installments for Term A and Term B are due at maturity, which is August 30, 2006. The principal on the revolving credit facility and Term C are due at maturity, which is August 30, 2006.

Warrant

                In conjunction with the new credit facility, the Company issued to GECC a common stock warrant to purchase 70% (“Warrant Ownership Percentage”) of the outstanding ownership interests (on a fully diluted basis) of Morton Custom Plastics LLC. This warrant relates only to Morton Custom Plastics, LLC and does not relate to either the Class A or Class B Common Stock of Morton Industrial Group, Inc.  The Warrant Ownership Percentage shall be reduced to 35% if the loan is repaid in full before March 25, 2004. If adjusted EBITDA for the year ending December 31, 2003, as defined in the agreement, is at least $8,000,000 and the Warrant Ownership Percentage has not already been reduced, the Warrant Ownership Percentage shall be reduced to 51%.

                At any time on or after the occurrence of (i) the scheduled maturity date, (ii) an event of default, or (iii) the date of indefeasible prepayment in full of the loans and cancellation of letters of credit and permanent reduction of revolving loan commitment to zero (“Trigger Events”), the holder has the right to require the Company to purchase all or any part of the warrant (“Put Feature”). The Company also has the right to repurchase all, but not less than all, of the outstanding warrant and equity interests of the holder subsequent to a Trigger Event (“Call Feature”). The Put Feature and Call Feature each have a purchase price equal to the greater of the applicable floor price and the fair market value as determined in good faith by the board and subject to approval by the holder. The initial floor price is $500,000, increasing to $4,000,000 by the debt maturity date in August, 2006 and to $13,000,000 at the warrant expiration date in March, 2012.

                The warrant is accounted for under EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."  Since the warrant can be settled for cash at the holder's option, it is recorded as a liability and as a discount on the related debt at its estimated fair value of $135,000.  This instrument will be adjusted to fair value each period with a corresponding charge or credit to earnings. The fair value of the warrant was estimated using a multiple of projected EBITDA, less total debt. No value was assigned to the "Put Feature" at this time. The estimated value of this instrument could change significantly in the future based on changes in projected EBITDA or the estimated value of the "Put Feature".

(7)  Goodwill.

                The Company adopted SFAS No.142, Goodwill and Other Intangible Assets, effective January 1, 2002, and accordingly, no goodwill amortization was recorded for the quarter ended March 30, 2002.  As of March 30, 2002, the Company has unamortized goodwill in the amount of $8.3 million which is subject to the transition provisions of SFAS 141 and 142. Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

                Goodwill amortization totaled $95,000 for the first quarter of 2001.  Had goodwill not been amortized during 2001, net earnings (loss) available to common stockholders per share  for the quarter ended March 31, 2001 would have been $(0.02).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                The following discussion and analysis describes changes in the Company’s financial condition since December 31, 2001. The analysis of results of operations compares the quarters ended March 30, 2002 and March 31, 2001:

RESULTS OF OPERATIONS

FIRST QUARTER, 2002 VERSUS FIRST QUARTER, 2001

                Our net revenues for the first quarter, 2002 were $54.4 million compared to $74.4 million for the first quarter of 2001, a decrease of $20.0 million, or 26.9%.  The sales decrease resulted primarily from decreased demand by existing customers.

                Our sales to Deere & Company and Caterpillar Inc., were approximately 57% and 59% of our revenues for the first quarters, 2002 and 2001, respectively.  Revenues from these customers decreased approximately 28% from the same period in 2001.

                Our gross profits for the first quarter, 2002 decreased by approximately $2.0 million, a decrease of 20.4%, versus the same three months in 2001. The overall gross profit percentage increased to 14.0% for the first quarter of 2002 from 12.9% for the first quarter of 2001. The decrease in gross profit dollars resulted primarily from the decrease in sales.  The increase in the gross profit percentage resulted primarily from continuing cost management efforts, including right-sizing the number of employees and the continued implementation of lean manufacturing processes.

                Our selling and administrative expenses for the first quarter, 2002 amounted to $5.9 million, or 10.9% of net sales compared to $7.0 million, or 9.4% of net sales for the first quarter of 2001.  The percentage increase related to the decrease in sales.  The $1.1 million decrease in expenses related to continuing cost management efforts.

                Our interest expense was $1.9 million for the first quarter of  2002, compared with $2.6 million for the first quarter of 2001.  Although our overall debt level has increased slightly from a year ago, decreases in the average interest rates for the comparable quarters has significantly reduced interest expense.

                For the first quarter of 2002, we did not provide a tax benefit on the pre–tax loss of $149 thousand.  For the first quarter of 2001, we did not provide a tax provision on $34 thousand of pre-tax income.  For both periods, the impact on the net operating loss carryforward was offset by changes in the valuation allowance with no impact on the net deferred tax assets.

                In accordance with SFAS No. 142, the Company has not amortized goodwill during the first quarter of 2002. Goodwill amortization totaled $95,000 for the first quarter of 2001.  Had goodwill not been amortized during 2001, net earnings (loss) available to common stockholders per share for the quarter ended March 31, 2001 would have been $(0.02).

LIQUIDITY AND CAPITAL RESOURCES

                Our consolidated working capital at March 30, 2002 was $3.6 million compared to a deficit of $0.5 million at December 31, 2001, an increase in working capital of approximately $4.1 million.  The increase in working capital relates primarily to increases in accounts receivable and inventory levels since year end, and was funded by an increase in long-term debt.

                The Company has two separate credit facilities.  One facility is with Harris Trust and Savings Bank, as Agent (Harris).  This credit facility finances the Company’s corporate operations, as well as its  contract metal fabrication operations in Illinois, North Carolina and South Carolina and its contract plastics fabrication operations in Iowa.  The second facility is with General Electric Capital Corporation (GECC).  This credit facility finances the Company’s contract plastic fabrication operations in North Carolina, South Carolina and Kentucky.  The two credit facilities are separately secured by the assets of the operations they support.   Harris has no recourse against the assets secured by GECC; neither does GECC have recourse against the assets secured by Harris.

The Harris Trust and Savings Bank Credit Facility

                In February, 2002, the Company entered into an amended and restated secured revolving credit facility with Harris Trust and Savings Bank, as Agent (Harris). The revolving credit agreement permits the Company to borrow up to a maximum of $21,000,000. The agreement requires payment of a quarterly commitment fee of .50% per annum of the average daily unused portion of the revolving credit facility. Interest is due monthly and is based on LIBOR plus 4.0% (totalling 6.25% at March 30, 2002). We, alternatively, could select an interest rate of bank prime plus 1.5%. The amount available under the revolving credit facility is limited to 85% of qualified accounts receivable, 50% of eligible inventory, plus $2,500,000 of other assets. The revolving credit agreement expires July 1, 2003. At March 30, 2002, the Company had $17,400,000 outstanding and $1,547,000 available under its Harris revolving credit facility.

                In February, 2002, the Company entered into an amended and restated secured term loan arrangement with Harris for a term loan of $32,965,000. This term loan is amortized monthly with principal payments ranging from $235,000 to $500,000 and the balance of $24,930,000 due July 1, 2003. Interest is due monthly and is based upon LIBOR plus 4.0% (totalling 6.25% at March 30, 2002). We, alternatively, could select an interest rate of bank prime plus 1.5%. These Harris debt agreements have maturity dates of July 1, 2003. The Company intends to obtain loans to refinance the debt from other sources by the end of the term of this arrangement, which may not be available on acceptable terms and conditions. Failure to do so could have a material adverse effect on the Company’s operations.

                In connection with these Harris loans, we have granted the lender a first lien on all of the Company’s accounts receivable, inventory, equipment and various other assets, except for the assets of Morton Custom Plastics, LLC. These Harris debt agreements, which finance the contract metal fabrication segment and one of the contract plastic fabrication segment locations, contain restrictions on capital expenditures, additional debt or liens, investments, mergers and acquisitions, asset sales and payments such as dividends or stock repurchases. The agreements also impose various financial covenants.  Under the terms of this credit facility, no amounts have been available for payment of dividends.

                In connection with the Harris financing, we have two fixed interest rate swap agreements with a commercial bank (the “counter party”). The first agreement has a notional principal amount of $5.0 million and a termination date of May 31, 2003. The second agreement has a notional principal amount of $14.1 million and a termination date of June 30, 2003. The notional principal amount declines over the term of both agreements based upon a defined amortization schedule. The counter party waived its unilateral right to cancel both agreements as of June 30, 2001. As described in Item 7A below, these agreements are for the purpose of limiting the effects of interest rate increases on half of the Company’s floating rate term debt with Harris.

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

The General Electric Capital Corporation Credit Facility

                In March, 2002, to restructure the financing related to the Morton Custom Plastics, LLC operations, the Company entered into an amended and restated revolving credit facility and an amended and restated senior credit facility with its existing lender, General Electric Capital Corp. (GECC).

                The new revolving credit facility allows for borrowings up to a maximum of $10,000,000. Of the amount available under the revolver, $1,000,000 is held back as a reserve for discretionary use approved by the lender. The amount available under the revolving credit facility is generally limited to 85% of qualified accounts receivable and 60% of eligible inventory. The revolving credit agreement expires August 30, 2006. At March 30, 2002, the Company had $8,761,000 outstanding or committed and $1,239,000 available, including the discretionary use reserve, under its GECC revolving credit facility.

                The new senior credit facility includes three term loans with initial balances of $10 million (Term A), $7 million (Term B) and $5 million (Term C),  respectively.  The maturity date on the new senior credit facility is August 30, 2006.

                The loans are secured by a first priority security interest in all of the Morton Custom Plastics, LLC assets, including, but not limited to, accounts receivable, inventories, leaseholds, fixed assets, intangible assets and tradenames. The GECC agreement contains restrictions on capital expenditures, additional debt or liens, investments, mergers and acquisitions, asset sales and payments such as dividends or stock repurchases. The agreement also imposes various financial covenants.  Under the terms of this credit facility, no amounts have been available for payment of dividends.

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

                Historically, we have met our near term liquidity requirements for our businesses financed by GECC with cash flow from operations, the GECC line of credit, and management of our working capital to reflect current levels of operations. The national economic slowdown, which Morton Custom Plastics, LLC’s reduced revenues reflect, has increased pressure on these sources of liquidity. The new GECC revolving credit facility and term loans total $32 million and replaced a similar facility which totaled approximately $28 million, providing additional availability. Additionally, repayment terms were modified and short-term principal payments were reduced. We anticipate that the amended and restated agreements with GECC will assist the Company in meeting its near term liquidity requirements.

Warrant

                In conjunction with the new credit facility, the Company issued to GECC a common stock warrant to purchase 70% (“Warrant Ownership Percentage”) of the outstanding ownership interests (on a fully diluted basis) of Morton Custom Plastics LLC. This warrant relates only to Morton Custom Plastics, LLC and does not relate to either the Class A or Class B Common Stock of Morton Industrial Group, Inc.  The Warrant Ownership Percentage shall be reduced to 35% if the loan is repaid in full before March 25, 2004. If adjusted EBITDA for the year ending December 31, 2003, as defined in the agreement, is at least $8,000,000 and the Warrant Ownership Percentage has not already been reduced, the Warrant Ownership Percentage shall be reduced to 51%.

                At any time on or after the occurrence of (i) the scheduled maturity date, (ii) an event of default, or (iii) the date of indefeasible prepayment in full of the loans and cancellation of letters of credit and permanent reduction of revolving loan commitment to zero (“Trigger Events”), the holder has the right to require the Company to purchase all or any part of the warrant (“Put Feature”). The Company also has the right to repurchase all, but not less than all, of the outstanding warrant and equity interests of the holder subsequent to a Trigger Event (“Call Feature”). The Put Feature and Call Feature each have a purchase price equal to the greater of the applicable floor price and the fair market value as determined in good faith by the board and subject to approval by the holder. The initial floor price is $500,000, increasing to $4,000,000 by the debt maturity date in August, 2006 and to $13,000,000 at the warrant expiration date in March, 2012.

                The warrant is accounted for under EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."  Since the warrant can be settled for cash at the holder's option, it is recorded as a liability and as a discount on the related debt at its estimated fair value of $135,000.  This instrument will be adjusted to fair value each period with a corresponding charge or credit to earnings. The fair value of the warrant was estimated using a multiple of projected EBITDA, less total debt. No value was assigned to the "Put Feature" at this time. The estimated value of this instrument could change significantly in the future based on changes in projected EBITDA or the estimated value of the "Put Feature".

Preferred Stock

                As part of the financing for the 1999 Morton Custom Plastics, LLC acquisition, we issued 10,000 shares of redeemable preferred stock, which we must redeem in April, 2004 at $1,000 per share plus any dividends accrued since April 15, 1999. The $10 million face value preferred stock was recorded at its fair value of $4.25 million. We are accreting the discount over a five year period using the effective yield method. Dividends are payable in kind at the rate of 8% per annum. We believe that certain provisions of the agreement with Worthington preclude the payment of dividends, and no dividends have been accrued in 2000, 2001 or 2002. There are current legal proceedings related to certain Worthington matters as described in Part II, Item 1.

Capital Expenditures

                We incurred $0.8 million of capital expenditures during the first quarter of 2002, primarily for the update and purchase of manufacturing equipment.

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

                The Company was required to adopt the provisions of SFAS 141 immediately and adopted SFAS 142 effective January 1, 2002  Accordingly, no goodwill amortization was recorded for the quarter ended March 30, 2002.  In connection with SFAS 142’s transitional goodwill impairment evaluation, the Statement will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of operations.

                As of March 30, 2002, the Company has unamortized goodwill in the amount of $8.3 million which is subject to the transition provisions of SFAS 141 and 142. Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

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

                The Company adopted SFAS 144 on January 1, 2002.  The adoption of SFAS 144 for long-lived assets held for use did not have a material impact on the Company’s financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS 144 will have on the Company’s future financial results.

FORWARD LOOKING STATEMENTS

                “Safe Harbor” Statement Under The Private Securities Litigation Reform Act Of 1995: This annual report contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements containing the words “anticipates,” “believes,” “intends,” “estimates,” “expects,” “projects” and similar words. The forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results expressed or implied by such forward looking statements. Such factors include, among others, the following: the loss of certain significant customers; the cyclicality of our construction and agricultural sales; risks associated with our acquisition strategy; general economic and business conditions, both nationally and in the markets in which we operate or will operate; competition; and other factors referenced in the Company’s reports and registration statements filed with the Securities and Exchange Commission. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward looking statements. The forward looking statements contained herein speak only of the Company’s expectation as of the date of this annual report. We disclaim any obligations to update any such factors or publicly announce the result of any revisions to any of the forward looking statements contained herein to reflect future events or developments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

                We are exposed to interest rate changes primarily as a result of our lines of credit and long term debt used for maintaining liquidity, funding capital expenditures, and expanding our operations. The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower overall borrowing costs. To achieve our objectives, we entered into two separate financing agreements with a group of banks and another lender.  Both financing arrangements contain term loans and revolving credit facilities.  Interest is based on our lead bank’s or lender’s prime rate plus an applicable variable margin.  We have also entered into two interest rate swap agreements, as required by one of our bank financing arrangements, to limit the effect of increases in the interest rates on half of its floating rate term debt. Under the swap agreements, which expire May 31, 2003 to June 30, 2003, a LIBOR-equivalent interest rate component of the interest rate is limited to 5.875% on half of the Company’s $32.7 million term loans.  If interest rates moved 100 basis points, the effect on income before income taxes would be $327,000.

                The Company does not enter into interest rate transactions for speculative purposes.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                There have been no significant changes in the status of the Worthington Industries, Inc. suit referenced in the Company’s Form 10-K for 2000 filed with the Securities and Exchange Commission on April 2, 2001.

ITEM 2.  CHANGES IN SECURITIES

                On September 20, 2000, the Company issued warrants to purchase 238,548 shares of its Class A Common Stock at an exercise price of $.01 per share.  Under the terms of the February, 2002 amendment with Harris Bank, the warrants may be exercised at any time through December 31, 2003.

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

Dated: May 14, 2002