Form 10-K/A
period 2001-12-31
MORTON INDUSTRIAL GROUP INC
filed 2002-11-05
CIK 64247

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

MORTON INDUSTRIAL GROUP, INC.
List of Items Amended

Part I
	Item 1.	Business—Recent Development of the Business
Part II
	Item 6.	Selected Historical Financial Information
	Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
	Item 8.	Financial Statements and Supplementary Date
Part III
	Item 14.	Controls and Procedures(1)
Report of KPMG LLP, Independent Auditors
Consolidated Balance Sheets as of December 31, 2000 and 2001
Consolidated Statements of Operations for the years ended December 31, 1999, 2000 and 2001
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1999, 2000 and 2001
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001
Notes to Consolidated Financial Statements

(1)
Newly added pursuant to the Sarbanes-Oxley Act and Item 307(b) of Regulation S-K.

TEXT OF AMENDMENT

Explanatory Note:

        As previously described in Form 12b-25 filed on August 14, 2002, the registrant's Audit Committee planned to conduct a formal inquiry into accounting practices at a subsidiary of the registrant. The Audit Committee subsequently retained independent counsel and auditors to conduct the inquiry. During the course of the inquiry, the registrant determined that certain accounting errors had occurred at the subsidiary and it is appropriate to restate the financial results for the year ended December 31, 2001 and the quarter ended March 30, 2002. On the same date of the filing of this Form 10-K/A, the registrant is filing a Form 10-Q/A for the three months ended March 30, 2002, and its Form 10-Q for the quarter ended June 29, 2002, to which reference is made for additional information and developments after March 30, 2002.

        The impact on the year ended December 31, 2001, related to the matter described above, is to decrease net sales $220,000, increase cost of sales $390,000, increase administrative expenses $494,000, and reduce interest expense $125,000—this results in a combined decrease in operating income of $1,104,000 and a decrease in earnings (loss) before income taxes and cumulative effect of accounting change of $979,000 from the results previously reported.

        Separately, related to accounting for the Company's interest rate swap instruments, a restatement has been made that had the effect of increasing other expense $671,000 and $286,000 for the years ended December 31, 2001 and 2000, respectively, and increasing other income by $1,012,000 for the year ended December 31, 1999.

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

PART I

Item 1.    Business

Restatement

        In August, 2002, the Company announced that it had become aware of possible inappropriate accounting at one of its operating subsidiaries (Morton Custom Plastics, LLC). A formal inquiry was conducted by the Audit Committee of the Company's Board of Directors, with the assistance of independent counsel and auditors retained by the Audit Committee. While the inquiry was underway, the Company determined that certain accounting errors had occurred at the subsidiary. The errors resulted primarily from the employment of inappropriate methods of recognizing revenues, the preparation of inaccurate estimates of inventory obsolescence, and failure to recognize costs in a timely manner, all of which resulted in an overstatement of revenues and an understatement of cost of sales. Although the Company understands that the Audit Committee's counsel and auditors have delivered reports to the Audit Committee, the Company has not received copies. The Company expects to receive a summary of the findings and recommendations from the Audit Committee in the near future. The effect of the correction of the errors was to increase the previously reported net loss by $979,000 for 2001. Separately, related to accounting for the Company's interest rate swap instruments, a restatement has been made that had the effect of increasing other expense $671,000 and $286,000 for the years ended December 31, 2001 and 2000, respectively, and increasing other income $1,012,000 for the year ended December 31, 1999. The consolidated balance sheets as of December 31, 2001 and 2000, the consolidated statements of operations and cash flows for the years ended December 31, 1999, 2000 and 2001, and the notes thereto have been restated to include the effects of the corrections of these errors. The impact of the corrections of these errors is presented in Note 2 to the consolidated financial statements included in this Form 10-K/A.

General Development of Business

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

Location	Approx. Sq. Ft.	Products Manufactured
844 (leased) and 1021 West Birchwood Street, Morton, IL	310,000	Sheet metal enclosures and boxes, sheet metal component packages and store fixtures
400 Detroit Avenue, Morton, IL (leased)	155,000	Special weldments, including seat modules, cabs and fabricated steel tanks
Peoria, IL (leased)	160,000	Special weldments, including feeder housings and tractor frames
Apex, NC (leased)	100,000	Special weldments, sheet metal enclosures and boxes, sheet metal component packages and fabricated steel tanks
Honea Path, SC	30,000	Store fixtures and sheet metal component packages
Welcome, NC	185,000	Sheet metal enclosures and boxes, special weldments, fabricated steel tanks and sheet metal component packages
West Des Moines, IA	115,000	Off road work and recreational vehicle parts and subassemblies, off road vehicle interiors and appliance parts and components
7301 Caldwell Road Harrisburg, NC	110,000	Electronics enclosures and components and other plastic components and subassemblies
5685 Hwy 49 South Harrisburg, NC (leased)	127,000	Plastic components and subassemblies
Concord, NC (leased)	76,000	Plastics components and subassemblies
Lebanon, KY	176,000	Appliance parts and components, off road work and recreational vehicle parts and subassemblies and other plastic components and subassemblies
St. Matthews, SC	135,000	Off road work and recreational vehicle parts and subassemblies and other plastic components and subassemblies

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

Worthington

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

        On January 30, 2001, Victory Lane Productions, LLC filed suit against Plastics (in the Circuit Court of Rankin County, Mississippi) related to a breach of contract for failure to deliver ordered product. The Plaintiff is seeking compensatory and punitive damages. Plastics has filed a counterclaim.

Other

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

		Six Months Ended December 31,
	Year Ended June 30, 1997			Year Ended December 31,
		1996	1997	1997	1998	1999	2000	2001
	(in thousands)
					(Restated)	(Restated)	(Restated)	(Restated)
Operating data:
Net sales	$80,762	$32,958	$46,598	$94,402	$151,196	$219,323	$278,828	$236,170
Cost of sales	70,541	29,206	41,932	83,267	129,740	194,434	242,721	212,963
Gross profit	10,221	3,752	4,666	11,135	21,456	24,889	36,107	23,207
Selling and administrative expenses	7,003	2,578	4,591	9,016	14,499	24,067	26,996	26,567
Merger related charges(1)	—	—	6,069	6,069	—	—	—	—
Restructuring charges	—	—	—	—	—	—	—	1,323
Operating income (loss)	3,218	1,174	(5,994)	(3,950)	6,957	822	9,111	(4,683)
Gain (loss) on sale of business units and other	—	—	—	—	(490)	(1,451)	1,052	(610)
Interest expense, net	(3,206)	(1,597)	(1,682)	(3,291)	(4,779)	(8,193)	(10,801)	(9,328)
Earnings (loss) before income taxes, accounting change and extraordinary charge	12	(423)	(7,676)	(7,241)	1,688	(8,822)	(638)	(14,621)
Income taxes	(5)	141	3,031	2,885	(415)	1,165	1,230	(2,100)
Earnings (loss) before accounting change and extraordinary charge	$7	$(282)	$(4,645)	$(4,356)	$1,273	$(7,657)	592	(16,721)
Earnings (loss) per share before accounting change and extraordinary charge:
Basic	—	(.15)	(2.39)	(2.24)	.32	(1.80)	.13	(3.63)
Diluted	—	(.15)	(2.39)	(2.24)	.28	(1.80)	.13	(3.63)
Financial position (at end of period):
Working capital	$2,147	$3,869	$(4,575)	$(4,575)	$8,448	$10,011	$12,774	$(1,475)
Total assets	34,362	29,142	39,388	39,388	99,603	125,908	130,533	106,517
Total debt	27,608	27,328	32,494	32,494	70,292	90,956	88,357	79,138
Stockholders' equity (deficit)	$(9,099)	$(9,388)	$(13,552)	$(13,552)	$6,058	$(3,754)	$(3,157)	$(20,944)

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

Restatement

        In August 2002, we announced that we had become aware of possible inappropriate accounting practices at one of our operating subsidiaries (Morton Custom Plastics, LLC). A formal inquiry was conducted by the Audit Committee of our Board of Directors, during which the Company determined that certain errors had occurred. The errors resulted primarily from employing inappropriate methods of recognizing revenues, preparing inaccurate estimates of inventory obsolescence, and not timely recognizing costs, which resulted in an overstatement of revenues and an understatement of cost of sales. Additionally, we have determined that our interest rate swaps do not qualify for hedge accounting. The effect of the correction of the errors was to increase the previously reported net loss by $1,650,000 for 2001. The consolidated balance sheets as of December 31, 2000 and 2001, the consolidated statements of operations and cash flows for the years ended December 31, 1999, 2000 and 2001, the notes thereto and this discussion have been restated to include the effects of the corrections of these errors. The impact of the corrections of these errors is presented in Note 2 to the consolidated financial statements included in this Form 10-K/A.

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

Results of Operations

        The following table presents certain historical financial information expressed as a percentage of our net sales.

	Year Ended December 31,
	1999	2000	2001
	(Restated)	(Restated)	(Restated)
Statements of Operations Data:
Net sales	100.0%	100.0%	100.0%
Gross profit	11.3	13.0	9.8
Selling and administrative expenses	11.0	9.7	11.2
Restructuring charges	—	—	.6
Operating income (loss)	0.3	3.3	(2.0)
Gain (loss) on sales of business units and other	(.7)	.4	(.3)
Interest expense, net	3.7	3.9	4.0
Earnings (loss) before income taxes and cumulative effect of accounting change	(4.1)	(.2)	(6.3)

Year Ended December 31, 2001 versus Year Ended December 31, 2000

        Net sales for the year ended December 31, 2001 were $236.2 million compared to $278.8 million for the year ended December 31, 2000, a decrease of $42.6 million or 15.3%. Sales decreased approximately $22.1 million in the Harris Credit Facility segment of the business. This decrease resulted primarily from a significant project completed in 2000 that did not repeat in 2001 and other decreases related to the slowdown in the general economy, and also from continuing pricing pressure from major customers. Sales for the GECC Credit Facility segment of the business decreased by approximately $20.5 million for 2001 compared to 2000 or 20.4%, due primarily to decreased demand by existing customers.

        Based upon forecasted customer demand, the Company is not currently anticipating revenue growth for 2002.

        Sales to Caterpillar and Deere were approximately 57% and 53% of our net sales for 2001 and 2000, respectively.

        Gross profit for the year ended December 31, 2001 was $23.2 million compared with $36.1 million for the year ended December 31, 2000, a decrease of $12.9 million or 35.7%. The Company's gross profit percentage decreased to 9.8% from 13.0%. Gross profit for the Harris Credit Facility segment of the business decreased $6.3 million, or 27.3%. The overall gross profit percentage for this segment decreased to 10.7% from 13.0%, primarily as a result of fixed costs absorbed by reduced sales levels. Gross profit for the GECC Credit Facility segment decreased $6.6 million, or 50.3%. The overall gross profit percentage for this segment decreased to 8.1% from 13.0% primarily as a result of fixed costs absorbed by reduced sales levels.

        Selling and administrative expenses for the year ended December 31, 2001 amounted to $26.6 million, or 11.2% of sales, compared with $27.0 million, or 9.7% of sales, in the prior year, a decrease of $0.4 million or 1.5%. This decreased expense related primarily to a continuing effort to achieve appropriate employment levels for selling and administration functions. The increased percentage results from the reduced sales levels.

        The Company recognized a restructuring charge of $1,323 in the fourth quarter, 2001, associated with the restructuring and consolidation of certain of its Illinois plants. The restructuring included $510 for costs associated with certain leased facilities which will no longer be used, and a $813 impairment charge for the abandonment of certain leasehold improvements.

        Interest expense in the year ended December 31, 2001 amounted to $9.3 million compared to $10.8 million in 2000. This decrease resulted from both lower average levels of debt and lower interest rates.

        Other expense for the year ended December 31, 2001 resulted primarily from an unrealized loss of $755 on the Company's interest rate swaps. Other income of $732 for the year ended December 31, 2000, resulted primarily from $1.3 million of gains on separate sales of land and a product line from our Harrisburg, NC operations net of an unrealized loss of $286 on the Company's interest rate swap.

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

        Net earnings (loss) available to common stockholders increased from $(306) for the year ended December 31, 2000 to $(17,787) for the year ended December 31, 2001. This increased net earnings (loss) resulted primarily from reduced sales, fixed costs absorbed by those reduced sales and the reduction in the deferred tax assets.

Year Ended December 31, 2000 versus Year Ended December 31, 1999

        Net sales for the year ended December 31, 2000 were $278.8 million compared to $219.3 million for the year ended December 31, 1999, an increase of $59.5 million or 27.1%. Sales increased over $32.6 million in the Harris Credit Facility segment of the business. This increase resulted primarily from existing customers' selection of us to manufacture components for new construction and agricultural products. Sales for the GECC Credit Facility segment of the business increased by $26.9 million for 2000 compared to 1999, due primarily to a full year of operations for Morton Custom Plastics, acquired in April, 1999; sales decreased, however, on a pro forma basis approximately $9 million for 2000 compared to 1999. This approximately 6% decrease resulted from lower sales of computer-related products.

        Sales to Caterpillar and Deere were approximately 53% and 49% of our net sales for 2000 and 1999, respectively.

        Gross profit for the year ended December 31, 2000 was $36.1 million compared with $24.9 million for the year ended December 31, 1999, an increase of $11.2 million or 45.1%. Gross profit for the Harris Credit Facility segment of the business increased $5.8 million, or 32.5%. The overall gross profit percentage for this segment increased to 13.0% from 11.8%, primarily as a result of costs incurred related to new projects. Gross profit for the GECC Credit Facility segment increased $5.4 million, or 70.0%, due primarily to a full year of operations for Morton Custom Plastics, acquired in April, 1999. The combined gross profit percentage increased to 13.0% from 10.4%, primarily as a result of cost savings efforts introduced at the facilities acquired in 1999.

        Selling and administrative expenses for the year ended December 31, 2000 amounted to $27.0 million compared with $24.1 million in the prior year, an increase of $2.9 million or 12.2%. This increase relates primarily to costs incurred by the operations acquired in 1999. During 2000, we owned those facilities for a full year, compared to less than 9 months in 1999.

        Other income of $732 for the year ended December 31, 2000, resulted primarily from $1.3 million of gains on separate sales of land and a product line from our Harrisburg, NC operations, net of an unrealized loss of $286 on the Company's interest rate swaps. Other income of $1.0 million in 1999 resulted from an unrealized gain on the Company's interest rate swaps.

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

Financial Position and Liquidity

        Historically, we have funded our business with cash generated from operations and borrowings under revolving credit and term loan facilities. In the years ended December 31, 1999, 2000 and 2001, we generated cash from operating activities of $2.8 million, $2.9 million and $12.4 million respectively. A significant portion of the cash generated during 2001 related to a reduction in accounts receivable and inventory levels. Our capital expenditures for the years ended December 31, 1999, 2000 and 2001, were $5.0 million, $6.7 million and $4.4 million respectively. These capital expenditures were principally for additions to improve or maintain our manufacturing capacity and efficiency.

        Our consolidated working capital at December 31, 2001 was a deficit of $1.5 million compared to positive working capital of $12.9 million at December 31, 2000. This represents a decrease in working capital of approximately $14.4 million. The 2001 results of operations created significant pressure on our liquidity. As previously reported in Form 10-Q for the period ended September 29, 2001, the Company was seeking additional loans or funding support. Subsequent to December 31, 2001, the Company entered into separate new amended and restated agreements with both of its existing lenders.

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

Significant Cash Commitments

        The Company has significant future cash commitments, primarily scheduled debt payments and scheduled lease payments. The commitments related to debt payments and lease payments are fully described in Notes 10 and 11 of the accompanying financial statements.

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

As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated balance sheets as of December 31, 2000 and 2001 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1999, 2000 and 2001 have been restated.

As discussed in Note 9 to the consolidated financial statements, effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities.

KPMG LLP

Indianapolis, Indiana
March 25, 2002, except for Note 2 which is as of November 1, 2002

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2000 and 2001
(Dollars in thousands, except share data)

	2000	2001
	(Restated)	(Restated)
Assets
Current assets:
Trade accounts receivable, less allowance for doubtful accounts of $1,324 in 2000 and $381 in 2001	$28,198	18,989
Inventories	29,429	21,901
Prepaid expenses	2,474	2,803
Deferred income taxes	1,650	800

Total current assets	61,751	44,493

Property, plant, and equipment, net	51,555	46,437
Intangible assets, at cost, less accumulated amortization	11,186	10,353
Deferred income taxes	5,398	4,148
Other assets	643	1,086

	$130,533	106,517

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Outstanding checks in excess of bank balance	$2,792	4,045
Current installments of long-term debt	10,201	5,268
Accounts payable	30,735	29,854
Accrued expenses	5,249	6,801

Total current liabilities	48,977	45,968
Long-term debt, excluding current installments	78,156	73,870
Other liabilities	280	280

Total liabilities	127,413	120,118

Redeemable preferred stock. Authorized 10,000 shares; issued and outstanding 10,000 shares in 2000 and 2001 (redemption value $10,567 at December 31, 2000 and 2001)	6,277	7,343

Stockholders' equity (deficit):
Class A common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 4,400,850 shares in 2000 and 2001	44	44
Class B common stock, convertible, $.01 par value. Authorized 200,000 shares; issued and outstanding 200,000 shares in 2000 and 2001	2	2
Additional paid-in capital	20,883	20,883
Retained deficit	(24,086)	(41,873)

Total stockholders' equity (deficit)	(3,157)	(20,944)

Commitments and contingencies (notes 11 and 21)	$130,533	106,517

        See accompanying notes to consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 1999, 2000 and 2001

(Dollars in thousands, except per share data)

	December 31,
	1999	2000	2001
	(Restated)	(Restated)	(Restated)
Net sales	$219,323	278,828	236,170
Cost of sales	194,434	242,721	212,963

Gross profit	24,889	36,107	23,207

Operating expenses:
Selling expenses	6,005	6,679	5,599
Administrative expenses	18,062	20,317	20,968
Restructuring charges (Note 5)	—	—	1,323

Total operating expenses	24,067	26,996	27,890

Operating income (loss)	822	9,111	(4,683)

Other income (expense):
Gain (loss) on sale of businesses	(2,463)	320	—
Interest income	15	—	—
Interest expense	(8,208)	(10,801)	(9,328)
Other	1,012	732	(610)

Total other income (expense)	(9,644)	(9,749)	(9,938)

Earnings (loss) before income taxes and cumulative effect of accounting change	(8,822)	(638)	(14,621)
Income taxes	(1,165)	(1,230)	2,100

Earnings (loss) before cumulative effect of accounting change	(7,657)	592	(16,721)
Cumulative effect of accounting change, net of income tax benefit of $69	(1,074)	—	—

Net earnings (loss)	(8,731)	592	(16,721)
Dividends and accretion of discount on preferred shares	(1,129)	(898)	(1,066)

Net earnings (loss) available to common stockholders	$(9,860)	(306)	(17,787)

Earnings (loss) available to common stockholders per share-basic	$(2.32)	(0.07)	(3.87)

Earnings (loss) available to common stockholders per share-diluted	$(2.32)	(0.07)	(3.87)

        See accompanying notes to consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Deficit)

Years ended December 31, 1999, 2000 and 2001
(Dollars in thousands)

	Class A common stock		Class B common stock
	Shares issued	Amount	Shares issued	Amount	Additional paid-in capital	Retained earnings (deficit)	Total
Balance, December 31, 1998	3,866,944	$39	200,000	$2	$19,937	$(13,920)	$6,058
Net loss (Restated)	—	—	—	—	—	(8,731)	(8,731)
Stock options exercised	437,172	4	—	—	44	—	48
Dividends and accretion of discount on preferred shares	—	—	—	—	—	(1,129)	(1,129)

Balance, December 31, 1999	4,304,116	43	200,000	2	19,981	(23,780)	(3,754)
Net earnings (Restated)	—	—	—	—	—	592	592
Stock options exercised	96,734	1	—	—	39	—	40
Issuance of warrants	—	—	—	—	863	—	863
Accretion of discount on preferred shares	—	—	—	—	—	(898)	(898)

Balance, December 31, 2000	4,400,850	44	200,000	2	20,883	(24,086)	(3,157)
Net loss (Restated)	—	—	—	—	—	(16,721)	(16,721)
Accretion of discount on preferred shares	—	—	—	—	—	(1,066)	(1,066)

Balance, December 31, 2001	4,400,850	$44	200,000	$2	$20,883	$(41,873)	$(20,944)

        See accompanying notes to consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 1999, 2000 and 2001
(Dollars in thousands)

	December 31,
	1999	2000	2001
	(Restated)	(Restated)	(Restated)
Cash flows from operating activities:
Net earnings (loss)	$(8,731)	592	(16,721)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of plant and equipment	7,886	8,143	8,672
Other amortization	1,307	1,479	1,338
Asset impairment (note 4)	—	—	803
Write-off of intangible assets	1,125	—	—
Increase (decrease) in allowance for doubtful accounts	(251)	1,004	(943)
Deferred income taxes	—	(1,230)	2,100
Gain on sale of property and equipment	(93)	(927)	—
Unrealized (gain) loss on derivative instruments	(1,012)	286	671
(Gain) loss on sale of businesses	2,463	(320)	—
Changes in current assets and liabilities, excluding effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable	3,275	(1,867)	10,152
Decrease (increase) in inventories	149	(8,024)	7,528
Decrease (increase) in prepaid expenses	319	(1,212)	(329)
(Increase) in other assets	—	(643)	(825)
Decrease in refundable income taxes	977	63	—
Increase (decrease) in accounts payable	5,588	6,592	(881)
Increase (decrease) in accrued expenses and other	(10,189)	(996)	881

Net cash provided by operating activities	2,813	2,940	12,446

Cash flows from investing activities:
Capital expenditures	(4,963)	(6,651)	(4,357)
Proceeds from sale of property and equipment	105	1,261	—
Acquisitions, net of cash acquired	(30,287)	—	—
Proceeds from sale of businesses	7,500	2,915	—
Decrease in tax escrow	1,605	—	—

Net cash used in investing activities	(26,040)	(2,475)	(4,357)

Cash flows from financing activities:
Net borrowings (repayments) of notes payable	9,859	9,976	(3,710)
Increase (decrease) in checks issued in excess of bank balance	(455)	1,669	1,253
Proceeds from issuance of long-term debt	26,000	—	—
Principal payments on long-term debt and capital leases	(15,222)	(11,831)	(5,509)
Proceeds from issuance of common stock	48	40	—
Proceeds from issuance of preferred stock	4,250	—	—
Debt issuance cost	(1,253)	(319)	(123)

Net cash provided by (used in) financing activities	23,227	(465)	(8,089)

Net increase (decrease) in cash	—	—	—
Cash at beginning of period	—	—	—

Cash at end of period	$—	—	—

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$8,519	10,355	9,653

Income taxes	$63	1	24

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

(2)    Restatement

        In August 2002, the Company announced that it had become aware of possible inappropriate accounting practices at one of its operating subsidiaries (Morton Custom Plastics, LLC). A formal inquiry was conducted by the Audit Committee of the Company's Board of Directors, during which the Company determined that certain errors had occurred. The errors resulted primarily from employing inappropriate methods of recognizing revenues, preparing inaccurate estimates of inventory obsolescence, and not timely recognizing costs, which resulted in an overstatement of revenues and an understatement of cost of sales. The effect of the correction of these errors was to increase the previously reported net loss by $979 for the year ended December 31, 2001. Additionally, based on a review of our accounting policies, we have determined that our interest rate swaps did not qualify for hedge accounting. Related to accounting for the Company's interest rate swap instruments, a restatement has been made that had the effect of increasing other expense $671 and $286 for the years ended December 31, 2001 and 2000, respectively, and increasing other income by $1,012 for the year ended December 31, 1999. The consolidated financial statements as of December 31, 2000 and 2001 and for the years ended December 31, 1999, 2000 and 2001 and notes thereto included in this annual report on Form 10-K/A have been restated to include the effects of the corrections of these errors, as follows:

	2001 As previously reported	2001 Restated
Consolidated Balance Sheet
Accounts Receivable	$19,519	$18,989
Inventories	22,570	21,901
Prepaid expenses	2,816	2,803
Total current assets	45,705	44,493
Property, plant and equipment, net	46,462	46,437
Total assets	107,754	106,517
Outstanding checks issued in excess of bank balance	4,021	4,045
Accounts payable	30,133	29,854
Accrued expenses	6,804	6,801
Total current liabilities	46,226	45,968
Total liabilities	120,376	120,118
Total redeemable preferred stock	7,343	7,343
Total stockholders' equity (deficit)	(19,965)	(20,944)
Consolidated Statement of Operations
Net sales	$236,390	$236,170
Cost of sales	212,573	212,963
Gross profit	23,817	23,207
Administrative expenses	20,474	20,968
Total operating expenses	27,396	27,890
Operating loss	(3,579)	(4,683)
Interest expense	(9,453)	(9,328)
Other income (expense)	61	(610)
Total other income (expense)	(9,392)	(9,938)
Earnings (loss) before income taxes and cumulative effect of accounting change	(12,971)	(14,621)
Net earnings (loss)	(15,071)	(16,721)
Loss available to common stockholders per share—basic	(3.51)	(3.87)
Loss available to common stockholders per share—diluted	(3.51)	(3.87)
Consolidated Statement of Cash Flows
Cash provided by operating activities	$12,495	$12,446
Cash used in investing activities	(4,382)	(4,357)
Cash used in financing activities	(8,113)	(8,089)

	2000 As previously reported	2000 Restated
Consolidated Balance Sheet
Accrued expenses	$5,165	$5,249
Total current liabilities	48,893	48,977
Total liabilities	127,329	127,413
Total stockholders' equity (deficit)	(3,073)	(3,157)
Consolidated Statement of Operations
Other income (expense)	1,018	732
Total other income (expense)	(9,463)	(9,749)
Earnings (loss) before income taxes and cumulative effect of accounting change	(352)	(638)
Net earnings (loss)	878	592
Loss available to common stockholders per share—basic	0.00	(0.07)
Loss available to common stockholders per share—diluted	0.00	(0.07)
	1999 As previously reported	1999 Restated
Consolidated Statement of Operations
Other income (expense)	—	1,012
Total other income (expense)	(10,656)	(9,644)
Earnings (loss) before income taxes and cumulative effect of accounting change	(9,834)	(8,822)
Net earnings (loss)	(9,743)	(8,731)
Loss available to common stockholders per share—basic	(2.55)	(2.32)
Loss available to common stockholders per share—diluted	(2.55)	(2.32)

(3)    Acquisition of the Assets of Worthington Non-Automotive Plastics Group of Worthington Custom Plastics, Inc.

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

(4)    Sale of Businesses

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

(5)    Restructuring Charge

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

(6)    Inventories

        A summary of inventories follows:

	December 31,
	2000	2001
		(restated)
Finished goods	$9,555	$9,273
Work in process	7,121	4,807
Raw materials	12,753	7,821

	$29,429	$21,901

(7)    Property, Plant, and Equipment

        A summary of property, plant, and equipment, including assets held under capital leases as described in note 11 is as follows:

		December 31,
	Depreciable Lives (in years)
		2000	2001
Land and land improvements	15	$1,837	$1,852
Buildings and leasehold improvements	15 - 39	15,003	15,004
Machinery and vehicles	5 - 12	46,642	47,627
Tooling	3	8,676	9,927
Office equipment	5 - 10	6,160	6,683
Construction in progress	—	1,574	217

		79,892	81,310
Less accumulated depreciation		28,337	34,873

Property, plant and equipment, net		$51,555	$46,437

(8)    Intangible Assets

        A summary of intangible assets is as follows:

	December 31,
	2000	2001
Goodwill	$11,063	$11,063
Covenants not to compete	2,591	2,591
Debt issuance costs	2,629	2,533
Other	435	435
	16,718	16,622
Less accumulated amortization	5,532	6,269
Net intangible assets	$11,186	$10,353

(9)    Derivative Instruments and Hedging Activities

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

        The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities(SFAS 133), as amended by SFAS No. 137 and No. 138 on January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company uses derivative financial instruments (interest rate swaps) to mitigate its interest rate risk on a related financial instrument. SFAS 133 requires that changes in the fair value of derivatives that qualify as a cash flow hedge be recognized in other comprehensive income while the ineffective portion of the derivative's change in fair value be recognized immediately in earnings. SFAS 133 requires that unrealized gains and losses on that portion of derivatives not qualifying for hedge accounting be recognized currently in earnings. The Company recorded other income (expense) of $1,012, $(286) and $(671) for its interest rate swap contracts for the years ended December 31, 1999, 2000 and 2001, respectively, as they do not qualify for hedge accounting.

(10)    Long-term Debt

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

        In May 1998, the Company also entered into a financing arrangement with the Harris syndicate which originally provided for term loans of up to $55,000. The term loans under this financing arrangement were amortized quarterly. Interest was payable monthly at rates based upon the lender's prime rate plus an applicable margin. The agreement was secured by a first lien on all of the Company's accounts receivable, inventory, equipment and various other assets, other than assets of Morton Custom Plastics LLC. Effective January 30, 2000, the Company was paying this lender a fee of

..125% per month based upon the amount of the revolving credit commitment and the balance of the term loans.

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

(11)    Leases

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

(12)    Income Taxes

        Total income tax expense (benefit) for the periods presented was allocated as follows:

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

	December 31,
	1999	2000	2001
	(Restated)	(Restated)	(Restated)
Computed "expected" tax benefit	$(3,000)	$(216)	$(5,000)
State income tax benefit, net of Federal income tax benefit	—	(104)	(326)
Amortization of goodwill	152	149	149
Officer's life insurance	23	29	20
Increase (decrease) in valuation allowance	2,760	(989)	7,337
Resolution of tax contingency	(1,165)	—	—
Other, net	65	(99)	(80)

	$(1,165)	$(1,230)	$2,100

        The state tax benefit for the year ended December 31, 1999 primarily results from the resolution of a tax contingency related to the Company's 1998 merger with MLX Corp.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 2001, are presented below:

	December 31,
	2000	2001
		(Restated)
Deferred tax assets attributable to:
Net operating loss and credit carryforwards	$28,043	$32,448
Accrued vacation pay	314	228
Compensation expense from issuance of stock options	291	291
Reserves and other	818	1,119

Total gross deferred tax assets	29,466	34,086
Less valuation allowance	(17,461)	(24,798)

Net deferred tax assets	12,005	9,288

Deferred tax liabilities attributable to:
Plant and equipment, principally due to differences in depreciation	(4,723)	(4,166)
Recapture of inventory LIFO valuation for tax purposes	(39)	—
Excess of tax over book amortization of organization costs	(63)	(56)
Discount on debt for financial reporting purposes	(132)	(118)

Total deferred tax liabilities	(4,957)	(4,340)

Net deferred tax asset	$7,048	$4,948

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

        During 2001, net operating loss carryforwards of approximately $45 expired unused. At December 31, 2001, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $82,300 which are available to offset future federal taxable income, if any, through 2021.

(13)    Redeemable Preferred Stock

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

(14)    Stockholders' Equity

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

(15)    Stock Option Plans

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

        The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated below:

	1999	2000	2001
	(Restated)	(Restated)	(Restated)
Net earnings (loss) available to common shareholders:
As reported	$(9,860)	$(306)	$(17,787)
Pro forma	(11,322)	(1,908)	(17,827)
Diluted earnings (loss) available to common shareholders per share:
As reported	(2.32)	(.07)	(3.87)
Pro forma	(2.66)	(.42)	(3.88)

        Stock option activity during the periods indicated is as follows:

	Number of shares	Weighted average exercise price
Outstanding at December 31, 1998	1,466,143	$10.057
Issued	56,100	7.109
Exercised	(437,172)	0.111
Forfeited	(28,000)	(6.660)
Outstanding at December 31, 1999	1,057,071	14.040
Issued	164,000	4.610
Exercised	(96,734)	0.411
Forfeited	(27,820)	(11.235)
Outstanding at December 31, 2000	1,096,517	13.904
Issued	139,150	1.875
Exercised	—	—
Forfeited	(139,600)	(8.447)
Outstanding at December 31, 2001	1,096,067	$13.072

        The following is summary information about the Company's stock options outstanding at December 31, 2001:

Number of shares	Exercise price	Expiration date	Number of shares exercisable
59,697	$0.216	July 13, 2002	59,697
9,259	0.900	May 8, 2005	9,259
101,650	1.875	February 5, 2011	—
120,000	4.500	March 10, 2010	40,000
10,000	7.375	June 8, 2009	6,667
30,000	13.125	September 2, 2008	30,000
765,461	17.125	January 20, 2008	765,461
1,096,067			911,084

(16)    Concentration of Sales

        Sales to customers in excess of 10% of total net sales for the years ended December 31, 1999, 2000 and 2001 are as follows:

	Customer A	Customer B
Periods ended:
December 31, 1999	20%	29%
December 31, 2000	18%	35%
December 31, 2001	22%	35%

        Trade accounts receivable with these customers totaled $9,100 and $8,173 at December 31, 2000 and 2001, respectively.

(17)    Employee Participation Plan

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

(18)    Earnings (Loss) Per Share

        The following reflects the reconciliation of the numerators and denominators of the earnings (loss) per share and net earnings (loss) per share (restated) assuming dilution computations:

	Year ended December 31, 1999
	Income (numerator)	Shares (denominator)	Per share amount
Basic loss per share available to common stockholders	$(9,860)	4,253,763	$(2,32)

Effect of dilutive securities	—	—

Diluted loss per share available to common stockholders	$(9,860)	4,253,763	$(2.32)

	Year ended December 31, 2000
	Income (numerator)	Shares (denominator)	Per share amount
Basic loss per share available to common stockholders	$(306)	4,563,958	$(.07)

Effect of dilutive securities	—	—

Diluted earnings per share available to common stockholders	$(306)	4,563,958	$(.07)

	Year ended December 31, 2001
	Income (numerator)	Shares (denominator)	Per share amount
Basic loss per share available to common stockholders	$(17,787)	4,600,850	$(3.87)

Effect of dilutive securities	—	—

Diluted earnings per share available to common stockholders	$(17,787)	4,600,850	$(3.87)

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

(19)    Related Party Transactions

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

(20)    Segment Reporting

        Prior to 2001, the Company presented two reportable segments, contract metal fabrication and contract plastic fabrication. The contract metal fabrication segment provides full service fabrication of parts and sub-assemblies for the industrial, construction, agricultural and recreational vehicle equipment industry. The contract plastic fabrication segment provides full-service vacuum formed and injected-molded parts and sub-assemblies for the construction, agricultural and industrial equipment industry.

        Due to the need to closely monitor liquidity and compliance with debt covenants, the Company has changed its internal financial reports. Accordingly, effective with the year end December 31, 2001, the Company is presenting segment data based upon the results of operations by applicable credit facility. The Company's two separate credit facilities are described in more detail in these footnotes and in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

        Morton Industrial Group, Inc. accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices, although these intersegment sales were insignificant in 2000 and 2001.

	1999 (Restated)
	Harris Trust & Savings Bank Credit Facility	General Electric Capital Corp. Credit Facility	Non Segment	Total
Revenues from external customers	$145,286	$74,037	$—	$219,323
Intersegment revenues	—	314	—	314
Depreciation and amortization	7,556	1,637	—	9,193
Segment operating profit	2,075	(1,253)	—	822
Interest income	—	15	—	15
Interest expense	6,301	1,907	—	8,208
Other income (expense)	1,012	—	(2,463)	(1,451)
Loss before income taxes and cumulative effect of accounting change	(3,214)	(3,145)	(2,463)	(8,822)
Segment assets including intangible assets	65,832	60,076	—	125,908
Expenditures for segment fixed assets	4,182	781	—	4,963
	2000 (Restated)
	Harris Trust & Savings Bank Credit Facility	General Electric Capital Corp. Credit Facility	Non Segment	Total
Revenues from external customers	$177,088	$101,740	$—	$278,828
Intersegment revenues	—	596	—	596
Depreciation and amortization	7,092	2,530	—	9,622
Segment operating profit	9,341	(230)	—	9,111
Interest expense	7,376	3,425	—	10,801
Other income (expense)	(286)	—	1,338	1,052
Loss before income taxes and cumulative effect of accounting change	1,679	(3,655)	1,338	(638)
Segment assets including intangible assets	71,586	58,947	—	130,533
Expenditures for segment fixed assets	4,707	1,944	—	6,651
	2001 (Restated)
	Harris Trust & Savings Bank Credit Facility	General Electric Capital Corp. Credit Facility	Non Segment	Total
Revenues from external customers	$154,827	$81,343	$—	$236,170
Intersegment revenues	—	237	—	237
Depreciation and amortization	7,152	2,858	—	10,010
Segment operating profit	1,663	(6,346)	—	(4,683)
Interest expense	6,838	2,490	—	9,328
Other income (expense)	(671)	—	61	(610)
Loss before income taxes and cumulative effect of accounting change	(5,846)	(8,836)	61	14,621
Segment assets including intangible assets	62,628	43,889	—	106,517
Expenditures for segment fixed assets	3,222	1,135	—	4,357

(21)    Selected Quarterly Financial Data (Unaudited)

        Selected quarterly financial information for the years ended December 31, 2001 and 2000 is as follows:

	(In thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2001 (Restated)
Sales	$74,404	$61,718	$52,373	$47,675	$236,170
Gross margin	9,577	6,957	6,529	144	23,207
Operating income (loss)	2,596	1,243	1,100	(9,622)	(4,683)
Net earnings (loss) available to common stockholders	(436)	(1,496)	(1,901)	(13,954)	(17,787)
Earnings per share of common stock
Basic	(.10)	(0.33)	(0.41)	(3.03)	(3.87)
Diluted	(.10)	(0.33)	(0.41)	(3.03)	(3.87)
	(In thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2000 (Restated)
Sales	$73,094	$71,887	$67,575	$66,272	$278,828
Gross margin	10,769	10,218	7,773	7,347	36,107
Operating income	4,290	2,931	1,860	30	9,111
Net earnings (loss) available to common stockholders	782	20	(793)	(315)	(306)
Earnings per share of common stock
Basic	.17	.00	(.18)	(.06)	(.07)
Diluted	.16	.00	(.18)	(.05)	(.07)

        The fourth quarter, 2001 includes a restructuring charge of $1,323 and reflects lower sales volume and the related unfavorable manufacturing variances.

(22)    Litigation

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

        On January 30, 2001, Victory Lane Productions, LLC filed suit against Plastics (in the Circuit Court of Rankin County, Mississippi) related to a breach of contract for failure to deliver ordered product. The Plaintiff is seeking compensatory and punitive damages. Plastics has filed a counterclaim.

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

*
Represents the acquisition date allowance for doubtful accounts of businesses acquired.

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

52

PART IV

Item 14.    Controls and Procedures

        For a discussion of any changes in the Company's internal controls or in other factors that could significantly affect those controls, see Item 4 of the Company's Form 10-Q for the quarter ended June 29, 2002, filed with the Securities and Exchange Commission concurrently with this Form 10-K/A.

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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
Notes to Consolidated Financial Statements

2.
Financial Statement Schedules

        The following financial statement schedule of the Company is included in Item 8:

        Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 1999, 2000 and 2001

Exhibit Number and Document Title	Incorporated by Reference to	Filed Herewith

2.1 and 10.1—Agreement and Plan of Merger Between MLX Corp. and Morton Metalcraft Holding Co., dated as of October 20, 1997	Annex B to the Definitive Proxy Statement on Schedule 14A filed by MLX Corp. with the Securities and Exchange Commission ("SEC") on January 6, 1998.
2.2 and 10.2—Securities Purchase Agreement Among MLX Corp. and Security Holders of Morton Metalcraft Holding Co., dated as of October 20, 1997	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
3.1 and 4.1—Articles of Incorporation of the registrant as Amended prior to January 20, 1998	MLX Corp. Form 10-Q for the quarter ended June 30, 1993
3.2 and 4.2—Articles of Amendment to Articles of Incorporation of the Registrant Effective January 20, 1998	Exhibit 3 to Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on February 4, 1998
3.2 and 4.2—Bylaws of the Registrant, as Amended	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
4.3 and 10.3—Credit Agreement Among the Registrant, Metalcraft Co., Morton Metalcraft Co. of North Carolina and Harris Trust & Savings Bank, individually and as Agent, dated January 20, 1998	Morton Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997

4.4 and 10.4—Security Agreement executed by Morton Industrial Group, Inc., Morton Metalcraft Co., and Morton Metalcraft Co. of North Carolina in favor of Harris Trust & Savings Bank, individually and as Agent, dated January 20, 1998	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
4.5 and 10.5—Mortgage and Security Agreement with Assignment of Rents executed by Morton Metalcraft Co. in favor of Harris Trust & Savings Bank, individually and as Agent, dated January 20, 1998	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
4.6 and 10.6—Pledge Agreement executed by Registrant in favor of Harris Trust & Savings Bank, individually and as Agent, dated January 20, 1998	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.7—Limited Indemnification Agreement dated as of October 20, 1997, among MLX Corp., William D. Morton, and Other Morton Metalcraft Shareholders and Option Holders	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.8—Industrial Building Lease between Morton Welding Co., Inc., and Morton Metalcraft Co. dated September 1, 1994	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.9—Lease between Caterpillar, Inc., and Morton Metalcraft Co., Inc. dated June 9, 1995	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.10—Lease between Agracel, Inc., and Morton Metalcraft Co. dated November 6, 1996.	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.11—Employment Agreement dated as of January 20, 1998, between the Registrant and William D. Morton	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.12—Employment Agreement dated as of January 20, 1998, between the Registrant and Daryl R. Lindemann	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.13—MLX Corp. 1997 Stock Option Plan	Appendix C to the Definitive Proxy Statement on Schedule 14A filed by MLX Corp. with the SEC on January 6. 1998.
10.14—MLX Corp. 1995 Stock Option Plan	MLX Corp. Definitive Proxy Statement on Schedule 14A for the 1995 Annual Meeting of Stockholders
10.15—Master Lease Agreement between Morton Metalcraft Co. and General Electric Capital Corporation dated August 7, 1996	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.16—Guaranty of Master Lease Agreement by Morton Metalcraft Holding Co., dated August 7, 1996	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997

10.17—Split Dollar Insurance Agreement between Morton Metalcraft Co. and William D. Morton dated February 3, 1995.	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.18—Split Dollar Assignment between William D. Morton and Morton Metalcraft Co. dated February 3, 1995	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.19—Split Dollar Insurance Agreement between Morton Metalcraft Co. and William D. Morton dated October 10, 1993	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.20—Split Dollar Assignment between William D. Morton and Morton Metalcraft Co., dated October 10, 1993	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.21—Split Dollar Insurance Agreement between Morton Metalcraft Co. and Daryl R. Lindemann dated October 10, 1993	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.22—Split Dollar Assignment between Daryl R. Lindemann and Morton Metalcraft Co., dated October 10, 1993	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.23—Death Benefit Agreement between Morton Metalcraft Co. and William D. Morton	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.24—Salary Continuation Agreement between Morton Metalcraft Co. and William D. Morton dated February 26, 1996.	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.25—Stock Purchase Agreement among the Company and Gary L. George and Gloria J. George, dated March 2, 1998.	Exhibit 10.1 to Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on April 14, 1998
10.26—Stock Purchase Agreement among the Company, Joseph T. Buie, Jr., and Ernest J. Butler, dated April 8, 1998.	Exhibit 10.2 to Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on April 14, 1998
10.27—Non-negotiable Promissory Note (subordinated) of the Company, Joseph T. Buie, Jr., dated April 8, 1998.	Exhibit 10.3 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on April 14, 1998
10.28—Non-negotiable Promissory Note (subordinated) of the Company to Ernest. J. Butler, dated April 8, 1998.	Exhibit 10.4 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on April 14, 1998
10.29—Stock Purchase Agreement among the Company and Richard L. Goreham, Delores A. Staples and William B. Goreham, dated April 27, 1998.	Exhibit 10.1 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on June 12, 1998
10.30—Credit Agreement dated May 28, 1998 among the Company, Harris Trust and Savings Bank, and the lenders signatory thereto.	Exhibit 10.2 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on June 12, 1998
10.31—Mortgage and Security Agreement with Assignment of Rents executed by Carroll George Inc. dated May 28, 1998.	Exhibit 10.3 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on June 12, 1998

10.32—Deed of Trust and Security Agreement with Assignment of Rents executed by B&W Metal Fabricators, Inc.	Exhibit 10.4 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on June 12, 1998
10.33—Amended and Restated Security Agreement executed by the Company, Morton Metalcraft Co., Morton Metalcraft Co. of North Carolina, Morton Metalcraft Co. of South Carolina, Carroll George Inc. and B&W Metal Fabricators, Inc. dated May 28, 1998.	Exhibit 10.5 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on June 12, 1998
10.34—Amended and Restated Pledge Agreement executed by the Company, Morton Metalcraft Co., Morton Metalcraft Co. of North Carolina, Morton Metalcraft Co. of South Carolina, Carroll George Inc. and B&W Metal Fabricators, Inc. dated May 28, 1998.	Exhibit 10.6 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on June 12, 1998
10.35—Amended and Restated Mortgage and Security Agreement with Assignment of Rents executed by Morton Metalcraft Co., dated May 28, 1998.	Exhibit 10.7 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on June 12, 1998
10.35—Mortgage and Security Agreement with Assignment of Rents to executed by Mid-Central Plastics, Inc. dated May 28, 1998.	Exhibit 10.8 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on June 12, 1998
10.36—First Amendment to Credit Agreement with Harris Trust & Savings Bank.	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1998
10.37—Asset Purchase Agreement among the Company, Morton Custom Plastics, LLC, and Worthington Custom Plastics, Inc. dated February 26, 1999 and First Amendment to Asset Purchase Agreement, dated as of April 15, 1999, among the Company, Morton Custom Plastics, LLC and Worthington Custom Plastics, Inc.	Exhibits 10.1 and 10.2 to Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on April 29, 1999
10.38—Credit Agreement dated as of April 15, 1999, among Morton Custom Plastics, LLC, Morton Holding, LLC and General Electric Capital Corporation	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on April 29,1999
10.39—Agreement dated December 31, 1999 by and among Carroll George Inc., Morton Industrial Group, Inc. and Advanced Component Technologies, Inc.	Exhibit 99.2 to Morton Industrial Group, Inc. Report on Form 8-K filed with SEC on January 18, 2000
10.40—Third Amendment to Credit Agreement with Harris Trust & Savings Bank	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 8-K filed with SEC on February 29, 2000
10.41—Amended and Restated Agreement with Harris Trust and Savings Bank	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on April 1, 2002

10.42—Amended and Restated Agreement with General Electric Capital Corporation	Exhibit 99.2 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on April 1, 2002
13—Annual Report	Exhibit 13.1 to Morton Industrial Group, Inc. Report on Form X 10-K filed with SEC on April 1, 2002
16.2—Letter re: change in certifying accountant	Exhibit 16.1 to Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on February 18, 1999
21.1—Subsidiaries of Registrant
23.1—Consent of KPMG LLP		X
99.1—Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
99.2—Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
(b)
Reports on Form 8-K

        None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORTON INDUSTRIAL GROUP, INC.
Dated: November 4, 2002	By:	/s/ WILLIAM D. MORTON William D. Morton President, Chief Executive Officer, and Chairman of the Board of Directors

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ WILLIAM D. MORTON William D. Morton	President, Chief Executive Officer, and Chairman of the Board of Directors	November 4, 2002
/s/ THOMAS D. LAUERMAN Thomas D. Lauerman	Vice President of Finance and Treasurer (Principal Accounting Officer)	November 4, 2002
/s/ FRED W. BROLING Fred W. Broling	Director	November 4, 2002
/s/ MARK W. MEALY Mark W. Mealy	Director	November 4, 2002

I, William D. Morton, as Chairman and Chief Executive Officer of Morton Industrial Group, Inc., certify that:

1.
I have reviewed this annual report on Form 10-K/A of Morton Industrial Group, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

/ s / William D. Morton

William D. Morton
Chairman and Chief Executive Officer
November 4, 2002

I, Thomas D. Lauerman, as Vice President of Finance of Morton Industrial Group, Inc., certify that:

1.
I have reviewed this annual report on Form 10-K/A of Morton Industrial Group, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

/ s / Thomas D. Lauerman

Thomas D. Lauerman
Vice President of Finance
November 4, 2002

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
  Wachovia Securities, Inc.

CORPORATE OFFICERS

William D. Morton
  Chairman of the Board, President and CEO

Daryl R. Lindemann
  Secretary

Thomas D. Lauerman
  Vice President of Finance & Treasurer

QuickLinks

MORTON INDUSTRIAL GROUP, INC. List of Items Amended
PART I
  Item 1. Business
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
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
PART IV
  Item 14. Controls and Procedures
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES