Form 10-Q/A
period 2002-03-30
MORTON INDUSTRIAL GROUP INC
filed 2002-11-05
CIK 64247

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Outstanding as of April 26, 2002
Class A Common Stock, $.01 par value	4,400,850
Class B Common Stock, $.01 par value	200,000

MORTON INDUSTRIAL GROUP, INC.
List of Items Amended

Part I—Financial Information

Item 1.	Financial Statements
Condensed Consolidated Statements of Operations
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Cash Flows
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
Notes to Condensed Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 4.	Controls and Procedures (1)

(1)
Newly added pursuant to Sarbanes-Oxley Act and Item 307(b) of Regulation S-X

TEXT OF AMENDMENT

Explanatory Note:

As previously described in Form 12b-25 filed on August 14, 2002, the registrant's Audit Committee planned to conduct a formal inquiry into accounting practices at a subsidiary of the registrant. The Audit Committee subsequently retained independent counsel and auditors to conduct the inquiry. During the course of the inquiry, the registrant determined certain accounting errors had occurred at the subsidiary and that it is appropriate to restate the financial results for the year ended December 31, 2001 and the quarter ended March 30, 2002. On the same date of the filing of this Form 10-Q/A, the registrant is filing a Form 10-K/A for the year ended December 31, 2001, and its Form 10-Q for the quarter ended June 29, 2002, to which reference is made for additional information and developments after March 30, 2002.

        The impact on the quarter ended March 30, 2002, related to the matter described above, is to decrease net sales $63,000 increase cost of sales $316,000 and increase administrative expenses $34,000—this results in a combined decrease in operating income of $413,000 from the results previously reported.

        Additionally, based on a review of its accounting policies, the Company has determined that its interest rate swaps did not qualify for hedge accounting. Related to accounting for the Company's interest rate swap instruments, a restatement has been made that had the effect of increasing other income (expense) $220,000 and ($235,000) for the three months ended March 30, 2002 and March 31, 2001, respectively.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Three Months Ended March 30, 2002 and March 31, 2001

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 30, 2002	March 31, 2001
	(Restated)	(Restated)
Net sales	$54,347	74,404
Cost of sales	47,106	64,827

Gross profit	7,241	9,577

Operating expenses:
Selling expenses	1,276	1,641
Administrative expenses	4,691	5,340

Total operating expenses	5,967	6,981

Operating income	1,274	2,596

Other income (expense):
Interest expense	(1,853)	(2,564)
Other	237	(233)

Total other income (expense)	(1,616)	(2,797)

Earnings (loss) before income taxes	(342)	(201)
Income taxes	—	—

Net earnings (loss)	(342)	(201)
Accretion of discount on preferred shares	(279)	(235)

Net earnings (loss) available to common stockholders	$(621)	(436)

Earnings (loss) available to common stockholders per share—basic	$(0.14)	(0.10)

Earnings (loss) available to common stockholders per share—diluted	$(0.14)	(0.10)

Weighted average number of common shares
Basic	4,600,850	4,600,850

Diluted	4,600,850	4,600,850

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 30, 2002 and December 31, 2001

(Dollars in thousands)

(Unaudited)

	March 30, 2002	December 31, 2001
	(Restated)
Assets
Current assets:
Trade accounts receivable, less allowance for doubtful accounts of $296 in 2002 and $381 in 2001	$20,327	18,989
Inventories	22,214	21,901
Prepaid expenses	3,524	2,803
Deferred income taxes	800	800

Total current assets	46,865	44,493

Property, plant, and equipment, net	44,988	46,437
Intangible assets, at cost, less accumulated amortization	11,162	10,353
Deferred income taxes	4,148	4,148
Other assets	1,052	1,086

	$108,215	106,517

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Outstanding checks in excess of bank balance	$2,533	4,045
Current installments of long-term debt	5,343	5,268
Accounts payable	29,527	29,854
Accrued expenses	7,202	6,801

Total current liabilities	44,605	45,968

Long-term debt, excluding current installments	76,731	73,870
Other liabilities	822	280

Total liabilities	122,158	120,118

Redeemable equity instruments	7,622	7,343

Stockholders equity (deficit):
Class A common stock	44	44
Class B common stock	2	2
Additional paid-in capital	20,883	20,883
Retained deficit	(42,494)	(41,873)

Total stockholders equity (deficit)	(21,565)	(20,944)

	$108,215	106,517

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

For the Three Months Ended March 30, 2002

(Dollars in thousands)

(Unaudited)

	Class A common stock		Class B common stock
	Shares issued	Amount	Shares issued	Amount	Additional paid-in capital	Retained earnings (deficit)	Total
Balance, December 31, 2001	4,400,850	$44	200,000	$2	$20,883	$(41,873)	$(20,944)
Net loss (restated)	—	—	—	—	—	(342)	(342)
Accretion of discount on preferred shares	—	—	—	—	—	(279)	(279)

Balance, March 30, 2002	4,400,850	$44	200,000	$2	$20,883	$(42,494)	$(21,565)

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 30, 2002 and March 31, 2001

(Dollars in thousands)

(Unaudited)

	2002	2001
	(Restated)
Net cash provided by (used in) operating activities	$(177)	3,859

Cash flows from investing activities:
Proceeds from sale of machinery and equipment	65	—
Capital expenditures	(756)	(1,371)

Net cash used in investing activities	(691)	(1,371)

Cash flows from financing activities:
Net repayments under revolving credit facility	(2,641)	(539)
Increase (decrease) in checks issued in excess of bank balance	(1,512)	119
Proceeds from issuance of long-term debt	6,003	—
Increase in financing fees	(691)	—
Principal payments on long-term debt and capital leases	(291)	(2,068)

Net cash provided by (used in) financing activities	868	(2,488)

Net change in cash	—	—
Cash at beginning of period	—	—

Cash at end of period	$—	—

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,393	2,564

Income taxes	$—	24

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

(2)  Interim Financial Data.

        The Condensed Consolidated Financial Statements at March 30, 2002, and for the three months ended March 30, 2002 and March 31, 2001, are unaudited and reflect all adjustments, consisting of normal recurring accruals and restatement adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods indicated. The Company's fiscal quarters end on a Saturday (nearest to a quarter end) except for the fourth quarter which ends on December 31. For the quarter ended March 30, 2002, there were 63 shipping days, and for the quarter ended March 31, 2001, there were 64 shipping days. Results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year. The condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations of Morton Industrial Group, Inc. contained in the Company's amended Annual Report on Form 10-K/A for the year ended December 31, 2001, as filed on November 4, 2002.

(3)  Restatement of Financial Statements

        In August, 2002, the Company announced that it had become aware of possible inappropriate accounting at one of its operating subsidiaries (Morton Custom Plastics, LLC). A formal inquiry was conducted by the Audit Committee of the Company's Board of Directors, and while the inquiry was underway, the Company determined that certain accounting errors had occurred at the subsidiary. The errors resulted primarily from the employment of inappropriate methods of recognizing revenues, the preparation of inaccurate estimates of inventory obsolescence, and failure to recognize costs in a timely manner, all of which resulted in an overstatement of revenues and an understatement of cost of sales. The effect of the correction of the errors was to reduce previously reported net income by $413 for the first quarter of 2002. Additionally, based on a review of its accounting policies, the Company has determined that its interest rate swaps did not qualify for hedge accounting. Related to accounting for the Company's interest rate swap instruments, a restatement has been made that had the effect of increasing other income (expense) $220 and ($235) for the three months ended March 30, 2002 and March 31, 2001, respectively. The condensed consolidated financial statements as of and for the three months ended March 30, 2002 and 2001 and notes thereto included in this report on Form 10-Q/A have been restated to include the effects of the corrections of these errors, as follows:

	March 30, 2002 As previously reported	March 30, 2002 Restated
Condensed Consolidated Balance Sheet
Accounts Receivable	$20,905	$20,327
Inventories	23,270	22,214
Prepaid expenses	3,537	3,524
Total current assets	48,512	46,865
Property, plant and equipment, net	45,062	44,988
Total assets	109,936	108,215
Outstanding checks issued in excess of bank balance	2,509	2,533
Accounts payable	29,877	29,527
Accrued expenses	7,205	7,202
Total current liabilities	44,934	44,605
Total liabilities	122,487	122,158
Total redeemable preferred stock	7,622	7,622
Total stockholders' equity (deficit)	(20,173)	(21,565)
Condensed Consolidated Statement of Operations
Net sales	$54,410	$54,347
Cost of sales	46,790	47,106
Gross profit	7,620	7,241
Administrative expenses	4,657	4,691
Total operating expenses	5,933	5,967
Operating income	1,687	1,274
Interest expense	(1,853)	(1,853)
Total other income (expense)	17	237
Earnings (loss) before income taxes and cumulative effect of accounting change	(149)	(342)
Net earnings (loss)	(428)	(621)
Loss available to common stockholders per share—basic	(0.09)	(0.14)
Loss available to common stockholders per share—diluted	(0.09)	(0.14)
Condensed Consolidated Statement of Cash Flows
Cash used in operating activities	$(128)	$(177)
Cash used in investing activities	(740)	(691)
Cash provided by financing activities	868	868
	March 31, 2001 As previously reported	March 31, 2001 Restated
Condensed Consolidated Statement of Operations
Other income (expense)	2	(233)
Total other income (expense)	(2,562)	(2,797)
Net earnings (loss)	34	(201)
Loss available to common stockholders per share—basic	(0.04)	(0.10)
Loss available to common stockholders per share—diluted	(0.04)	(0.10)

(4)  Inventory.

        The Company's inventory, in thousands of dollars, as of March 30, 2002, and December 31, 2001, is summarized as follows:

	March 30, 2002	December 31, 2001
	(Restated)
Raw materials, purchased parts and manufactured components	$10,800	$9,273
Work-in-process	3,848	4,807
Finished goods	7,566	7,821

	$22,214	$21,901

(5)  Earnings Per Share.

        The following reflects the reconciliation of the numerators and denominators of the earnings per share and the earnings per share assuming dilution computations:

	Quarter Ended March 30, 2002 (Restated)			Quarter Ended March 31, 2001 (Restated)
	(Loss) (Numerator)	Shares (Denominator)	Per Share Amount	(Loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings (loss) available to common shareholders	$(621)	4,600,850	$(.14)	$(436)	4,600,850	$(.10)
Effect of dilutive securities, stock options and warrants	—	—	—	—	—	—

Diluted earnings (loss) available to common shareholders	$(621)	4,600,850	$(.14)	$(436)	4,600,850	$(.10)

At both March 30, 2002 and March 31, 2001, 307,504 options and warrants were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

(6)  Segment Reporting.

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

        Due to the need to closely monitor liquidity and compliance with debt covenants, the Company has changed its internal financial reports. Accordingly, effective December 31, 2001, the Company is presenting segment data based upon the results of operations by applicable credit facility. The Company's two separate credit facilities are described in more detail in these footnotes and in the

Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following segment data is for the quarters ended March 30, 2002 and March 31, 2001:

	Harris Trust & Savings Bank Credit Facility	General Electric Capital Corp. Credit Facility	Total
Quarter Ended March 30, 2002 (Restated)
Revenues from external customers	$36,345	$18,002	$54,347
Segment operating income (loss)	1,803	(529)	1,274
Interest expense	1,313	540	1,853
Quarter Ended March 31, 2001
Revenues from external customers	$49,726	$24,678	$74,404
Segment operating income	1,972	624	2,596
Interest expense	1,820	744	2,564

(7)  Debt.

        The Company has two separate credit facilities. One facility is with Harris Trust and Savings Bank, as Agent (Harris). This credit facility finances the Company's corporate operations, as well as its contract metal fabrication operations in Illinois, North Carolina and South Carolina and its contract plastics fabrication operations in Iowa. The second facility is with General Electric Capital Corporation (GECC). This credit facility finances the Company's contract plastic fabrication operations in North Carolina, South Carolina and Kentucky. The two credit facilities are separately secured by the assets of the operations they support. Harris has no recourse against the assets secured by GECC; neither does GECC have recourse against the assets secured by Harris.

        The debt agreements related to these credit facilities contain restrictions on capital expenditures, incurring additional debt or liens, making investments, mergers and acquisitions, selling assets or making payments such as dividends or stock repurchases, as well as containing various financial covenants.

The Harris Trust and Savings Bank Credit Facility

        In February 2002, the Company entered into an amended and restated secured revolving credit facility with the Harris syndicate. The revolving credit agreement permits the Company to borrow up to a maximum of $21,000. The agreement requires payment of a quarterly commitment fee of .50% per annum of the average daily unused portion of the revolving credit facility. Interest is due monthly and is based on LIBOR plus 4.0% (effective rate of 6.25% at March 30, 2002). The Company, alternatively, could select a domestic interest rate. The amount available under the revolving credit facility is limited to 85% of qualified accounts receivable, 50% of eligible inventory, plus $2,500 of other assets. The revolving credit agreement expires July 1, 2003. At March 30, 2002, the Company had $17,400 outstanding and $1,547 available under its Harris revolving credit facility.

        In February 2002, the Company entered into an amended and restated secured term loan arrangement with the Harris syndicate for a term loan of $32,965. The term loan under this financing arrangement is amortized monthly with principal payments ranging from $235 to $500 and the balance of $24,930 is due July 1, 2003. Interest is due monthly and is based upon LIBOR plus 4.0% (effective rate of 6.25% at March 30, 2002). The Company, alternatively, could select a domestic interest rate. The agreement is secured by a first lien on all of the Company's accounts receivable, inventory, equipment and various other assets, other than the assets of Morton Custom Plastics LLC. The Company intends to obtain additional loans or funding support from other sources by the end of the term of this arrangement, which may not be available on acceptable terms and conditions. Failure to do so could have a material adverse effect on the operations.

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

        The new GECC revolving credit facility allows for borrowings up to a maximum of $10,000. Of the amount available under the revolver, $1,000 is held back as reserve for discretionary use approved by the lender. The Company also incurs a fee based upon the unused revolving credit facility. The amount available under the revolving credit facility is generally limited to 85% of qualified accounts receivable and 60% of eligible inventory. The revolving credit agreement expires August 30, 2006. At March 30, 2002, the Company had $8,761 outstanding or committed and $1,239 available, including the discretionary use reserve, under its GECC revolving credit facility.

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

Warrant

        In conjunction with the new credit facility, the Company issued to GECC a common stock warrant to purchase 70% ("Warrant Ownership Percentage") of the outstanding ownership interests (on a fully diluted basis) of Morton Custom Plastics LLC. This warrant relates only to Morton Custom Plastics, LLC and does not relate to either the Class A or Class B Common Stock of Morton Industrial Group, Inc. The Warrant Ownership Percentage shall be reduced to 35% if the loan is repaid in full before March 25, 2004. If adjusted EBITDA for the year ending December 31, 2003, as defined in the agreement, is at least $8,000 and the Warrant Ownership Percentage has not already been reduced, the Warrant Ownership Percentage shall be reduced to 51%.

        At any time on or after the occurrence of (i) the scheduled maturity date, (ii) an event of default, or (iii) the date of indefeasible prepayment in full of the loans and cancellation of letters of credit and permanent reduction of revolving loan commitment to zero ("Trigger Events"), the holder has the right to require the Company to purchase all or any part of the warrant ("Put Feature"). The Company also has the right to repurchase all, but not less than all, of the outstanding warrant and equity interests of the holder subsequent to a Trigger Event ("Call Feature"). The Put Feature and Call Feature each have a purchase price equal to the greater of the applicable floor price and the fair market value as determined in good faith by the board and subject to approval by the holder. The initial floor price is $500, increasing to $4,000 by the debt maturity date in August, 2006 and to $13,000 at the warrant expiration date in March, 2012.

        The warrant is accounted for under EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." Since the warrant can be settled for cash at the holder's option, it is recorded as a liability and as a discount on the related debt at its estimated fair value of $135. This instrument will be adjusted to fair value each period with a corresponding charge or credit to earnings. The fair value of the warrant was estimated using a multiple of projected EBITDA, less total debt. No value was assigned to the "Put Feature" at this time. The estimated value of this instrument could change significantly in the future based on changes in projected EBITDA or the estimated value of the "Put Feature".

(8)  Goodwill.

        The Company adopted SFAS No.142, Goodwill and Other Intangible Assets, effective January 1, 2002, and accordingly, no goodwill amortization was recorded for the quarter ended March 30, 2002. As of March 30, 2002, the Company has unamortized goodwill in the amount of $8.3 million which is subject to the transition provisions of SFAS 141 and 142. Currently, it is not practicable to reasonably estimate the impact of adopting SFAS 141 and 142 on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

        Goodwill amortization totaled $95 for the first quarter of 2001. Had goodwill not been amortized during 2001, net earnings (loss) available to common stockholders for the quarter ended March 31, 2001 would have been $(341) or $(0.07) per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis describes changes in the Company's financial condition since December 31, 2001. The analysis of results of operations compares the quarters ended March 30, 2002 (restated) and March 31, 2001 (restated). Any references to December 31, 2001 relate to data found in Form 10-K/A as filed with the Securities Exchange Commission on November 1, 2002.

RESULTS OF OPERATIONS

FIRST QUARTER, 2002 VERSUS FIRST QUARTER, 2001

        Our net revenues for the first quarter, 2002 were $54.3 million compared to $74.4 million for the first quarter of 2001, a decrease of $20.1 million, or 27.0%. The sales decrease resulted primarily from decreased demand by existing customers.

        Our sales to Deere & Company and Caterpillar Inc., were approximately 57% and 59% of our revenues for the first quarters, 2002 and 2001, respectively. Revenues from these customers decreased approximately 28% from the same period in 2001.

        Our gross profits for the first quarter, 2002 decreased by approximately $2.3 million, a decrease of 24.3%, versus the same three months in 2001. The overall gross profit percentage increased to 13.3% for the first quarter of 2002 from 12.9% for the first quarter of 2001. The decrease in gross profit dollars resulted primarily from the decrease in sales. The modest increase in the gross profit percentage resulted primarily from continuing cost management efforts, including right-sizing the number of employees and the continued implementation of lean manufacturing processes.

        Our selling and administrative expenses for the first quarter, 2002 amounted to $6.0 million, or 11.0% of net sales compared to $7.0 million, or 9.4% of net sales for the first quarter of 2001. The percentage increase related to the decrease in sales. The $1.0 million decrease in expenses related to continuing cost management efforts.

        Our interest expense was $1.9 million for the first quarter of 2002, compared with $2.6 million for the first quarter of 2001. Although our overall debt level has increased slightly from a year ago, decreases in the average interest rates for the comparable quarters has significantly reduced interest expense.

        Our other income was $237 thousand for the first quarter of 2002, compared with other expense of $233 thousand for the first quarter of 2001, primarily due to an unrealized gain of $220 thousand on the Company's interest rate swap instrument during 2002 versus an unrealized loss of $235 thousand for the first quarter of 2001.

        For the first quarter of 2002, we did not provide a tax benefit on the pre-tax loss of $342 thousand. For the first quarter of 2001, we did not provide a tax benefit on the pre-tax loss of $285 thousand. For both periods, the impact on the net operating loss carryforward was offset by changes in the valuation allowance with no impact on the net deferred tax assets.

        In accordance with SFAS No. 142, the Company has not amortized goodwill during the first quarter of 2002. Goodwill amortization totaled $95,000 for the first quarter of 2001. Had goodwill not been amortized during 2001, net earnings (loss) available to common stockholders for the quarter ended March 31, 2001 would have been $(425,000) or $(0.09) per share.

LIQUIDITY AND CAPITAL RESOURCES

        Our consolidated working capital at March 30, 2002 was $2.3 million compared to a deficit of $1.5 million at December 31, 2001, an increase in working capital of approximately $3.8 million. The increase in working capital relates primarily to increases in accounts receivable and inventory levels since year end, and was funded by an increase in long-term debt.

        The Company has two separate credit facilities. One facility is with Harris Trust and Savings Bank, as Agent (Harris). This credit facility finances the Company's corporate operations, as well as its contract metal fabrication operations in Illinois, North Carolina and South Carolina and its contract plastics fabrication operations in Iowa. The second facility is with General Electric Capital Corporation (GECC). This credit facility finances the Company's contract plastic fabrication operations in North Carolina, South Carolina and Kentucky. The two credit facilities are separately secured by the assets of the operations they support. Harris has no recourse against the assets secured by GECC; neither does GECC have recourse against the assets secured by Harris.

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

        In connection with the Harris financing, we have two fixed interest rate swap agreements with a commercial bank (the "counter party"). The first agreement has a notional principal amount of $5.0 million and a termination date of May 31, 2003. The second agreement has a notional principal amount of $14.1 million and a termination date of June 30, 2003. The notional principal amount declines over the term of both agreements based upon a defined amortization schedule. The counter party waived its unilateral right to cancel both agreements as of June 30, 2001. As described in Item 7A below, these agreements are for the purpose of limiting the effects of interest rate increases on half of the Company's floating rate term debt with Harris.

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

        Historically, we have met our near term liquidity requirements for our businesses financed by GECC with cash flow from operations, the GECC line of credit, and management of our working capital to reflect current levels of operations. The national economic slowdown, which Morton Custom Plastics, LLC's reduced revenues reflect, has increased pressure on these sources of liquidity. The new GECC revolving credit facility and term loans total $32 million and replaced a similar facility which totaled approximately $28 million, providing additional availability. Additionally, repayment terms were modified and short-term principal payments were reduced. We anticipate that the amended and restated agreements with GECC will assist the Company in meeting its near term liquidity requirements.

Warrant

        In conjunction with the new credit facility, the Company issued to GECC a common stock warrant to purchase 70% ("Warrant Ownership Percentage") of the outstanding ownership interests (on a fully diluted basis) of Morton Custom Plastics LLC. This warrant relates only to Morton Custom Plastics, LLC and does not relate to either the Class A or Class B Common Stock of Morton Industrial Group, Inc. The Warrant Ownership Percentage shall be reduced to 35% if the loan is repaid in full before March 25, 2004. If adjusted EBITDA for the year ending December 31, 2003, as defined in the agreement, is at least $8,000,000 and the Warrant Ownership Percentage has not already been reduced, the Warrant Ownership Percentage shall be reduced to 51%.

        At any time on or after the occurrence of (i) the scheduled maturity date, (ii) an event of default, or (iii) the date of indefeasible prepayment in full of the loans and cancellation of letters of credit and permanent reduction of revolving loan commitment to zero ("Trigger Events"), the holder has the right to require the Company to purchase all or any part of the warrant ("Put Feature"). The Company also has the right to repurchase all, but not less than all, of the outstanding warrant and equity interests of the holder subsequent to a Trigger Event ("Call Feature"). The Put Feature and Call Feature each have a purchase price equal to the greater of the applicable floor price and the fair market value as determined in good faith by the board and subject to approval by the holder. The initial floor price is $500,000, increasing to $4,000,000 by the debt maturity date in August, 2006 and to $13,000,000 at the warrant expiration date in March, 2012.

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

        We estimate that our capital expenditures in 2002 will total approximately $4.0 million, of which $1.0 million will be for new production equipment and the remaining $3.0 million will be for normal replacement items.

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

        The Company adopted SFAS 144 on January 1, 2002. The adoption of SFAS 144 for long-lived assets held for use did not have a material impact on the Company's financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121. The provisions of the

Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS 144 will have on the Company's future financial results.

        In April 2002, the Financial Accounting Standards Board issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of this Statement related to the rescission of Statement 4 are applicable in fiscal years beginning after May 15, 2002. Early application is encouraged. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002, with early application encouraged. Management is evaluating the effect of this statement on the Company's results of operations and financial position.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        We are exposed to interest rate changes primarily as a result of our lines of credit and long term debt used for maintaining liquidity, funding capital expenditures, and expanding our operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower overall borrowing costs. To achieve our objectives, we entered into two separate financing agreements with a group of banks and another lender. Both financing arrangements contain term loans and revolving credit facilities. Interest is based on our lead bank's or lender's prime rate plus an applicable variable margin. We have also entered into two interest rate swap agreements, as required by one of our bank financing arrangements, to limit the effect of increases in the interest rates on half of its floating rate term debt. Under the swap agreements, which expire May 31, 2003 to June 30, 2003, a LIBOR-equivalent interest rate component of the interest rate is limited to 5.875% on half of the Company's $32.7 million term loans. If interest rates moved 100 basis points, the effect on income before income taxes would be $327,000.

        The Company does not enter into interest rate transactions for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

        For a discussion of any changes in the Company's internal controls or in other factors that could significantly affect those controls, see Item 4 of the Company's Form 10-Q for the quarter ended June 29, 2002, filed with the Securities and Exchange Commission concurrently with this Form 10-Q/A.

PART II—OTHER INFORMATION

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)
Exhibits

11.	The computation can be determined from this report.
99.1	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Dated: November 4, 2002

I, William D. Morton, as Chairman and Chief Executive Officer of Morton Industrial Group, Inc., certify that:

1.
I have reviewed this quarterly report on Form 10-Q/A of Morton Industrial Group, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
/s/ WILLIAM D. MORTON William D. Morton Chairman and Chief Executive Officer November 4, 2002

I, Thomas D. Lauerman, as Vice President of Finance of Morton Industrial Group, Inc., certify that:

1
I have reviewed this quarterly report on Form 10-Q/A of Morton Industrial Group, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
/s/ THOMAS D. LAUERMAN Thomas D. Lauerman Vice President of Finance November 4, 2002

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES