Form 10-Q
period 2002-06-29
MORTON INDUSTRIAL GROUP INC
filed 2002-11-05
CIK 64247

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 29, 2002
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

Outstanding as of October 18, 2002
Class A Common Stock, $.01 par value	4,460,547
Class B Common Stock, $.01 par value	200,000

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 29, 2002 and June 30, 2001
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
		(Restated)		(Restated)
Net sales	$55,055	$61,718	$109,402	$136,122
Cost of sales	48,724	54,761	95,873	119,588

Gross profit	6,331	6,957	13,529	16,534

Operating expenses:
Selling expenses	1,150	1,369	2,426	3,010
Administrative expenses	5,755	4,345	10,403	9,685

Total operating expenses	6,905	5,714	12,829	12,695

Operating income (loss)	(574)	1,243	700	3,839

Other income (expense):
Interest expense	(1,778)	(2,412)	(3,631)	(4,977)
Other	(70)	(55)	167	(288)

Total other income (expense)	(1,848)	(2,467)	(3,464)	(5,265)

Loss before income taxes	(2,422)	(1,224)	(2,764)	(1,426)
Income taxes	(821)	—	(821)	—

Net loss before cumulative effect of a change in accounting principle	(3,243)	(1,224)	(3,585)	(1,426)
Cumulative effect of a change in accounting principle	—	—	(8,118)	—

Net loss	(3,243)	(1,224)	(11,703)	(1,426)
Accretion of discount on preferred shares	(323)	(272)	(602)	(507)

Net loss available to common stockholders	$(3,566)	$(1,496)	$(12,305)	$(1,933)

Loss available to common stockholders before cumulative effect of a change in accounting principle per share—basic and diluted	$(0.77)	$(0.33)	$(0.91)	$(0.42)
Cumulative effect of a change in accounting principle per share—basic and diluted	0.00	0.00	(1.76)	0.00

Loss available to common stockholders per share—basic and diluted	$(0.77)	$(0.33)	$(2.67)	$(0.42)

Weighted average number of common shares
Basic	4,630,370	4,600,850	4,615,774	4,600,850

Diluted	4,630,370	4,600,850	4,615,774	4,600,850

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
June 29, 2002 and December 31, 2001
(Dollars in thousands)
(Unaudited)

	June 29, 2002	December 31, 2001
Assets
Current assets:
Trade accounts receivable, less allowance for doubtful accounts of $421 in 2002 and $381 in 2001	$19,189	18,989
Inventories	22,204	21,901
Prepaid expenses	3,845	2,803
Deferred income taxes	1,473	800

Total current assets	46,711	44,493

Property, plant, and equipment, net	43,686	46,437
Intangible assets, at cost, less accumulated amortization	2,814	10,353
Deferred income taxes	2,654	4,148
Other assets	1,004	1,086

	$96,869	106,517

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Outstanding checks in excess of bank balance	$2,889	4,045
Current installments of long-term debt	25,476	5,268
Accounts payable	29,654	29,854
Accrued expenses	7,630	6,801

Total current liabilities	65,649	45,968

Long-term debt, excluding current installments	55,717	73,870
Other liabilities	794	280

Total liabilities	122,160	120,118

Redeemable equity instruments	7,945	7,343

Stockholders' equity (deficit):
Class A common stock	45	44
Class B common stock	2	2
Additional paid-in capital	20,895	20,883
Retained deficit	(54,178)	(41,873)

Total stockholders' equity (deficit)	(33,236)	(20,944)

	$96,869	106,517

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Deficit)
For the Six Months Ended June 29, 2002
(Dollars in thousands)
(Unaudited)

	Class A common stock		Class B common stock
	Shares issued	Amount	Shares issued	Amount	Additional paid-in capital	Retained earnings (deficit)	Total
Balance, December 31, 2001	4,400,850	$44	200,000	$2	$20,883	$(41,873)	$(20,944)
Net loss	—	—	—	—	—	(11,703)	(11,703)
Stock options exercised	59,697	1	—	—	12	—	13
Accretion of discount on preferred shares	—	—	—	—	—	(602)	(602)

Balance, June 29, 2002	4,460,547	$45	200,000	$2	$20,895	$(54,178)	$(33,236)

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 29, 2002 and June 30, 2001
(Dollars in thousands)
(Unaudited)

	2002	2001
Net cash provided by operating activities	$1,567	11,867

Cash flows from investing activities:
Proceeds from sale of machinery and equipment	257	—
Capital expenditures	(1,749)	(2,723)
Increase in intangible assets	—	(205)

Net cash used in investing activities	(1,492)	(2,928)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	3,681	(5,084)
Increase (decrease) in checks issued in excess of bank balance	(1,156)	524
Increase in financing fees	(1,112)	—
Principal payments on long-term debt and capital leases	(1,501)	(4,379)
Cash received on exercised options	13	—

Net cash (used in) financing activities	(75)	(8,939)

Net change in cash	—	—
Cash at beginning of period	—	—

Cash at end of period	$—	—

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,144	5,206

Income taxes	$—	—

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 29, 2002 and June 30, 2001
(Dollars in Thousands, except per share data)
(Unaudited)

(1)  Nature of Business.

        The Company, operating through its subsidiaries, is a contract manufacturer and supplier of high-quality fabricated sheet metal and plastic components and subassemblies for industrial, construction, agricultural, and recreational vehicle original equipment manufacturers located primarily in the Midwestern and Southeastern United States.

(2)  Interim Financial Data.

        The Condensed Consolidated Financial Statements at June 29, 2002, and for the three and six months ended June 29, 2002 and June 30, 2001, are unaudited and reflect all adjustments, consisting of normal recurring accruals and other adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods indicated. The Company's fiscal quarters end on a Saturday (nearest to a quarter end) except for the fourth quarter which ends on December 31. For both the quarters ended June 29, 2002 and June 30, 2001, there were 64 shipping days. For the six months ended June 29, 2002, there were 127 shipping days, and for the six months ended June 30, 2001, there were 128 shipping days. Results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year. The condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations of Morton Industrial Group, Inc. contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001, as filed on November 4, 2002.

        This report on Form 10-Q was not filed in the required 45 days after the quarter ended June 29, 2002, because, as reported on August 14, 2002 on Form 12b-25, information received by the Company about its Morton Custom Plastics, LLC subsidiary's accounting practices resulted in the initiation of a formal inquiry by the Audit Committee of the Company's Board of Directors. The Audit Committee retained independent counsel and auditors to assist its inquiry. Although the Company understands that the Audit Committee's counsel and auditors have delivered reports to the Audit Committee, the Company has not received copies. The Company expects to receive a summary of the findings and recommendations from the Audit Committee in the near future. During the course of the inquiry, the registrant determined certain accounting errors had occurred at the subsidiary and that it is appropriate to restate the financial results for the year ended December 31, 2001 and the quarter ended March 30, 2002. On the same date of the filing of this Form 10-Q, the registrant is filing a Form 10-K/A for the year ended December 31, 2001, and a Form 10-Q/A for the quarter ended March 30, 2002.

        On November 1, 2002, three of the Company's subsidiaries, Morton Custom Plastics, LLC (Plastics), Morton Holdings, LLC (Holdings), the immediate parent of Plastics, and Morton Lebanon Kentucky IBRB, LLC (Kentucky), a subsidiary of Holdings, filed for protection as debtors-in-possession under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Chapter 11 Proceeding").

        The Chapter 11 Proceeding relates only to the plastics business that was acquired from Worthington Industries, Inc. in 1999. The Company and its subsidiaries involved in the metals fabrication business and the Iowa plastics business are not parties to the Chapter 11 Proceeding, and the Company expects that those businesses will continue in business in the ordinary course.

        For a further discussion of the Chapter 11 Proceeding, including the disposition of Plastics' business, see Notes 6 and 8 below.

(3)  Inventory.

        The Company's inventory, in thousands of dollars, as of June 29, 2002, and December 31, 2001, is summarized as follows:

	June 29, 2002	December 31, 2001
Raw materials, purchased parts and manufactured components	$9,947	$9,273
Work-in-process	4,541	4,807
Finished goods	7,716	7,821

	$22,204	$21,901

(4)  Earnings Per Share.

        The following reflects the reconciliation of the numerators and denominators of the earnings per share and the earnings per share assuming dilution computations:

				Quarter Ended June 30, 2001
	Quarter Ended June 29, 2002
				(Restated)
	(Loss) (Numerator)	Shares (Denomin ator)	Per Share Amount	(Loss) (Numerator)	Shares (Denomin ator)	Per Share Amount
Basic loss available to common shareholders	$(3,566)	4,630,370	$(.77)	$(1,496)	4,600,850	$(.33)
Effect of dilutive securities, stock options and warrants	—	—	—	—	—	—

Diluted loss available to common shareholders	$(3,566)	4,630,370	$(.77)	$(1,496)	4,600,850	$(.33)

				Six Months Ended June 29, 2001
	Six Months Ended June 29, 2002
				(Restated)
	(Loss) (Numerator)	Shares (Denomin ator)	Per Share Amount	(Loss) (Numerator)	Shares (Denomin ator)	Per Share Amount
Basic loss available to common shareholders	$(12,305)	4,615,774	$(2.67)	$(1,933)	4,600,850	$(.42)
Effect of dilutive securities, stock options and warrants	—	—	—	—	—	—

Diluted loss available to common shareholders	$(12,305)	4,615,774	$(2.67)	$(1,933)	4,600,850	$(.42)

At June 29, 2002 and June 30, 2001, 238,548 and 307,504 options and warrants, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

(5)  Segment Reporting.

        Prior to December 31, 2001, the Company presented two reportable segments, contract metal fabrication and contract plastic fabrication. The contract metal fabrication segment provides full service fabrication of parts and sub-assemblies for the industrial, construction, agricultural and recreational vehicle equipment industry. The contract plastic fabrication segment provides full-service vacuum formed and injected-molded parts and sub-assemblies for the construction, agricultural and industrial equipment industry.

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

The following segment data, in thousands of dollars, is for the quarters and six months ended June 29, 2002 and June 30, 2001:

	Harris Trust & Savings Bank Credit Facility	General Electric Capital Corp. Credit Facility	Total
Quarter Ended June 29, 2002
Revenues from external customers	$37,816	$17,239	$55,055
Segment operating income (loss)	1,952	(2,526)	(574)
Interest expense	1,116	662	1,778
Quarter Ended June 30, 2001
Revenues from external customers	$42,819	$18,899	$61,718
Segment operating income (loss)	2,429	(1,186)	1,243
Interest expense	1,772	640	2,412
Six Months Ended June 29, 2002
Revenues from external customers	$74,161	$35,241	$109,402
Segment operating income (loss)	4,097	(3,397)	700
Interest expense	2,429	1,202	3,631
Cumulative effect of a change in accounting principle	(8,118)	0	(8,118)
Six Months Ended June 30, 2001
Revenues from external customers	$91,562	$44,560	$136,122
Segment operating income (loss)	4,703	(864)	3,839
Interest expense	3,593	1,384	4,977

(6)  Debt.

        The Company (the registrant) and its subsidiary, Morton Custom Plastics, LLC (Plastics) have two separate credit facilities. The Company's facility is with Harris Trust and Savings Bank, as Agent (Harris). This credit facility finances the Company's corporate operations, as well as its contract metal fabrication operations in Illinois, North Carolina and South Carolina and its contract plastics fabrication operations in Iowa. Plastics' facility was with General Electric Capital Corporation (GECC). This credit facility has financed Plastics' contract plastic fabrication operations in North Carolina, South Carolina and Kentucky, but it will not be available to Plastics during the Chapter 11 Proceeding.

        As previously reported on Form 8-K filed with the Securities and Exchange Commission on October 15, 2002, Plastics entered into a series of forbearance agreements with GECC, the last of which has terminated effective November 1, 2002.

        The two credit facilities are separately secured by the assets of the operations they support. The Company (the registrant) has no liability on the indebtedness of Plastics to GECC, and there are no cross-default provisions that would affect any of the registrant's credit facilities with Harris Trust and

Savings Bank, as Agent, relating to the contract metal fabrication operations in Illinois, North Carolina, and South Carolina and the contract plastics operation in Iowa.

        The debt agreements for these credit facilities contain restrictions on capital expenditures, incurring additional debt or liens, making investments, mergers and acquisitions, selling assets or making payments such as dividends or stock repurchases, as well as various financial covenants.

        In connection with Plastics' Chapter 11 Proceeding, Plastics, Holding and Kentucky expect to enter into a debtor-in-possession financing arrangement with GECC (the "DIP financing") under which GECC will initially provide financing for Plastics' and Kentucky's most immediate needs and, following the Bankruptcy Court's final order approving the DIP financing, up to $2,500. The DIP financing will also allow Plastics and Kentucky to use the cash generated by their operations during the Chapter 11 Proceeding. The DIP financing will be secured by a first priority security interest in Plastics' and Kentucky's assets. A motion for approval of the interim DIP financing is before the Bankruptcy Court for approval. Funding under the DIP financing is limited to specified percentages of Plastics' and Kentucky's eligible accounts receivable, finished goods inventory and raw materials. The DIP financing bears interest at GECC's prime rate plus two percent (2%). The Company and its metal fabrication and Iowa plastics operation do not secure and do not have any liability for the DIP financing. For further information about Plastics' Chapter 11 Proceeding, see Note 8 to the unaudited financial statements included in this periodic report on Form 10-Q.

Warrant

        In conjunction with Plastics' amended and restated credit facility, Plastics issued to GECC a warrant to purchase 70% ("Warrant Ownership Percentage") of the outstanding ownership interests (on a fully diluted basis) of Plastics. This warrant relates only to Morton Custom Plastics, LLC and does not relate to either the Class A or Class B Common Stock of Morton Industrial Group, Inc. The Warrant Ownership Percentage shall be reduced to 35% if the loan is repaid in full before March 25, 2004. If adjusted EBITDA for the year ending December 31, 2003, as defined in the agreement, is at least $8,000 and the Warrant Ownership Percentage has not already been reduced, the Warrant Ownership Percentage shall be reduced to 51%.

        At any time on or after the occurrence of (i) the scheduled maturity date, (ii) an event of default (which has occurred and is continuing), or (iii) the date of indefeasible prepayment in full of the loans and cancellation of letters of credit and permanent reduction of revolving loan commitment to zero ("Trigger Events"), the holder has the right to require the Plastics to purchase all or any part of the warrant ("Put Feature"). Plastics also has the right to repurchase all, but not less than all, of the outstanding warrant and equity interests of the holder subsequent to a Trigger Event ("Call Feature"). The Put Feature and Call Feature each have a purchase price equal to the greater of the applicable floor price and the fair market value as determined in good faith by the board and subject to approval by the holder. The initial floor price is $500, increasing to $4,000 by the debt maturity date in August, 2006 and to $13,000 at the warrant expiration date in March, 2012.

        The warrant is accounted for under EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." Since the warrant can be settled for cash at the holder's option, it was recorded as a liability and as a discount on the related debt at its estimated fair value, at the date of issue, of $135. This instrument is to be adjusted to fair value each period with a corresponding charge or credit to earnings. The fair value of the warrant was estimated using a multiple of projected EBITDA, less total debt. No value was assigned to the "Put Feature" at this time. The estimated value of this instrument could change significantly in the future based on changes in projected EBITDA or the estimated value of the "Put Feature".

        As of the date of filing of this Form 10-Q, no rights under the warrant have been exercised, although events of default have occurred. See "Liquidity and Capital Resources" for additional information about the two credit agreements. See also Part II, Item 3, "Defaults Upon Senior Securities" of this report on Form 10-Q.

(7)  Goodwill and Transition Adjustment.

        The Company adopted Financial Accounting Standards Board Statement No.142, "Goodwill and Other Intangible Assets" (SFAS No. 142), effective January 1, 2002, and recorded a non-cash transition charge of $8,118, or a $1.76 loss per share, for impairment of goodwill.

        The charge has been treated as the cumulative effect of a change in accounting principle. On January 1, 2002, the fair value of one of the Company's reporting units (based on a multiple of projected EBITDA, less total debt) was less than the carrying value of its net assets, including goodwill, which indicated an impairment of goodwill. Under SFAS No. 142, fair value was allocated to the assets and liabilities of the reporting unit based on the purchase accounting method. This calculation indicated that the full amount of goodwill was impaired at the date of adoption of SFAS No. 142.

        The following table presents earnings before the cumulative effect of a change in accounting principle for the three and six months ended June 30, 2002 as compared to the prior year periods after adjustment for goodwill amortization:

	Three months ended		Six months ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
		(Restated)		(Restated)
	(in thousands, except per share amounts)
Net loss available to common stockholders
As reported	$(3,566)	$(1,496)	$(12,305)	$(1,933)
Goodwill amortization		95		190

Adjusted	$(3,566)	$(1,401)	$(12,305)	$(1,743)

Net loss per share available to common stockholders
As reported	$(0.77)	$(0.33)	$(2.67)	$(0.42)
Goodwill amortization		0.03		0.04

Adjusted	$(0.77)	$(0.30)	$(2.67)	$(0.38)

(8)  Chapter 11 Proceeding of Plastics

        On November 1, 2002, Plastics, Holdings and Kentucky filed as debtors-in-possession under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Before filing, Plastics and Kentucky had negotiated the terms of an agreement for sale of substantially all of their assets to Wilbert, Inc., pursuant to an Asset Purchase Agreement that is attached as Exhibit 99.1 hereto. Under the agreement, Wilbert, Inc. will also assume the liabilities of Plastics and Kentucky under their contracts and leases. Plastics also arranged for the DIP financing described in Note 6 above.

        The sale of Plastics' and Kentucky's assets will proceed in accordance with Section 363 of the United States Bankruptcy Code. The Bankruptcy Court must approve the sale procedures that will permit Wilbert, Inc. and other potential purchasers to bid on Plastics' and Kentucky's assets. If Wilbert, Inc. is the successful bidder, the sale will be subject to the Asset Purchase Agreement. If another bidder is successful, Plastics and that bidder will enter into an agreement of sale similar to the Asset Purchase Agreement. The Bankruptcy Court must approve the sale before it closes. If a bidder other than Wilbert, Inc. is the successful bidder and closes the purchases of all of the assets of Plastics and Kentucky, Wilbert, Inc. will be entitled to receive from Plastics and Kentucky expense reimbursement up to $195 and a break up fee of $500. The Company expects that the sale of Plastics'

and Kentucky's assets will close in approximately 2-3 months absent any unforeseen developments. As a result of the sale, the registrant will receive no proceeds.

        Based on Plastics' filing under Chapter 11, the Company will not include Plastics' results in its consolidated financial statements subsequent to November 1, 2002. Operating information for the entities subject to the Chapter 11 filing is presented in Note 5 under the heading "General Electric Capital Corp. Credit Facility." Summary balance sheet information for those entities at June 29, 2002 is as follows:

Current assets	$15,887
Total assets	31,337
Current liabilities	44,594
Total liabilities	45,100
Stockholders' (deficit)	(13,763)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis describes changes in the Company's financial condition since December 31, 2001. The analysis of results of operations compares the quarters and six months ended June 29, 2002 and June 30, 2001:

RESULTS OF OPERATIONS

SECOND QUARTER, 2002 VERSUS SECOND QUARTER, 2001

        Our net revenues for the second quarter, 2002 were $55.1 million compared to $61.7 million for the second quarter of 2001, a decrease of $6.6 million, or 10.7%. The sales decrease resulted primarily from decreased demand by existing customers and the soft status of the general economy.

        Our sales to Deere & Company and Caterpillar Inc., were approximately 57% and 60% of our revenues for the second quarters, 2002 and 2001, respectively. Revenues from these customers decreased approximately 15% from the same period in 2001 due to their manufacturing cutbacks.

        Our gross profits for the second quarter, 2002 decreased by approximately $0.6 million, a decrease of 9.0%, versus the same period in 2001. The overall gross profit percentage increased to 11.5% for the second quarter of 2002 from 11.3% for the second quarter of 2001. The relatively small decrease in gross profit dollars and the modest increase in the gross profit percentage resulted primarily from continuing cost management efforts, including right-sizing the number of employees and the continued implementation of lean manufacturing processes.

        Our selling and administrative expenses for the second quarter, 2002 amounted to $6.9 million, or 12.5% of net sales compared to $5.7 million, or 9.3% of net sales for the second quarter of 2001. The percentage increase related to the decrease in sales. The $1.2 million increase in expenses related to, among other factors, professional fees related to assisting Plastics with working capital management.

        Our interest expense was $1.8 million for the second quarter of 2002, compared with $2.4 million for the second quarter of 2001. Although our overall debt level has increased slightly from a year ago, decreases in the average interest rates for the comparable quarters has significantly reduced interest expense.

        Our other expense was $70 thousand for the second quarter of 2002, compared with other expense of $55 thousand for the second quarter of 2001, primarily due to an unrealized loss of $50 thousand on the Company's interest rate swap instrument during 2002 versus an unrealized loss of $102 thousand for the second quarter of 2001.

        During the second quarter, 2002, the Company recorded a tax benefit of $1,473 as it determined that it would be able to recover taxes paid in previous years under the five-year carryback provisions of the Jobs Creation and Worker Assistance Act of 2002. The amounts recovered relate primarily to pre-acquisition taxes paid by acquired subsidiaries. Additionally, the Company recognized an income tax expense of $2,294 during the three months ended June 29, 2002, related to an increase in the valuation allowance for deferred tax assets. Net deferred tax assets were decreased to reflect lower anticipated utilization of income tax net operating loss carryforwards, primarily due to the Chapter 11 filing and Asset Purchase Agreement for Plastics (see note 8 to the accompanying condensed consolidated financial statements). For the second quarter of 2001, we did not provide a tax benefit on the pre-tax loss of $1.5 million. The impact on the net operating loss carryforward was offset by changes in the valuation allowance with no impact on the net deferred tax assets.

        In accordance with SFAS No. 142, the Company has not amortized goodwill during the second quarter of 2002. Goodwill amortization totaled $95,000 for the second quarter of 2001. Had goodwill not been amortized during 2001, net earnings (loss) available to common stockholders for the quarter ended June 30, 2001 would have been $(1,401,000) or $(0.30) per share.

SECOND SIX MONTHS, 2002 VERSUS SECOND SIX MONTHS, 2001

        Our net revenues for the first six months of 2002 were $109.4 million compared to $136.1 million for the first six months of 2001, a decrease of $26.7 million, or 19.6%. The sales decrease resulted primarily from decreased demand by existing customers and the soft status of the general economy.

        Our sales to Deere & Company and Caterpillar Inc., were approximately 58% of our revenues for the first six months of both 2002 and 2001. Revenues from these customers for the first six months decreased approximately 19% from the first six months in 2001 due to their manufacturing cutbacks.

        Our gross profits for the first six months of 2002 decreased by approximately $3.0 million, a decrease of 18.2%, versus the same six months in 2001. The overall gross profit percentage increased to 12.4% for the first six months of 2002 from 12.2% for the first six months of 2001. The modest increase in gross profit percentage resulted primarily from continuing cost management efforts, including right-sizing the number of employees and the continued implementation of lean manufacturing processes.

        Our selling and administrative expenses for the first six months of both 2002 was $12.8 million compared to $12.7 million for the first six months of 2001, or 11.7% and 9.3% of net sales, respectively. The percentage increase is related to increased expenses and an increase in expenses, related to among other factors, professional fees related to assisting Plastics with working capital management.

        Our interest expense was approximately $3.6 million for the first six months of 2002, compared to $5.0 million for the first six months of 2001. Although our overall debt level has increased slightly from a year ago, decreases in the average interest rates for the comparable quarters has significantly reduced interest expense.

        Our other income was $167 thousand for the six months ended June 29, 2002, compared with other expense of $288 thousand for the six months ended June 30, 2001, primarily due to an unrealized gain of $170 thousand on the Company's interest rate swap instrument during 2002 versus an unrealized loss of $337 thousand for the six months ended June 30, 2001.

        During the second quarter, 2002, the Company recorded a tax benefit of $1,473 as it determined that it would be able to recover taxes paid in previous years under the five-year carryback provisions of the Jobs Creation and Worker Assistance Act of 2002. The amounts recovered relate primarily to pre-acquisition taxes paid by acquired subsidiaries. Additionally, the Company recognized an income tax expense of $2,294 during the three months ended June 29, 2002, related to an increase in the valuation allowance for deferred tax assets. Net deferred tax assets were decreased to reflect lower anticipated utilization of income tax net operating loss carryforwards, primarily due to the Chapter 11 filing and

Asset Purchase Agreement for Plastics (see note 8 to the accompanying condensed consolidated financial statements). For the first six months of 2001, we did not provide a tax benefit on the pre-tax loss of $1.2 million. The impact on the net operating loss carryforward was offset by changes in the valuation allowance with no impact on the net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

        Our consolidated working capital deficit at June 29, 2002 was $18.9 million compared to a deficit of $1.5 million at December 31, 2001, a decrease in working capital of approximately $17.4 million. The decrease in working capital relates primarily to the reclassification from long-term debt to current maturities of long-term debt those amounts owed by Plastics to GECC. Plastics is in default of certain covenants of its credit facility with GECC. As discussed in Note 6 above, Plastics and GECC plan to enter into the DIP financing in connection with the Plastics' bankruptcy, which will provide working capital for Plastics.

        The Company (the registrant) and its subsidiary, Morton Custom Plastics, LLC (Plastics) have two separate credit facilities. The Company's facility is with Harris Trust and Savings Bank, as Agent (Harris). This credit facility finances the Company's corporate operations, as well as its contract metal fabrication operations in Illinois, North Carolina and South Carolina and its contract plastics fabrication operations in Iowa. Plastics' facility has been with GECC. This credit facility has financed Plastics' contract plastic fabrication operations in North Carolina, South Carolina and Kentucky. The DIP financing will now provide financing for these operations.

        As previously reported on Form 8-K filed with the Securities and Exchange Commission on October 15, 2002, prior to the commencement of the Chapter 11 Proceeding, Plastics entered into a series of forbearance agreements with GECC, the last of which has terminated.

        The two credit facilities are separately secured by the assets of the operations they support. The Company (the registrant) has no liability on the indebtedness of Plastics to GECC, and there are no cross-default provisions that would affect any of the registrant's credit facilities with Harris Trust and Savings Bank, as Agent, relating to the contract metal fabrication operations in Illinois, North Carolina, and South Carolina and the contract plastics operation in Iowa. Similarly, the DIP financing is secured only with assets of Plastics and not the Company or its metals fabrication or Iowa plastics business. There is no cross-default between the DIP financing and facilities with Harris Trust and Savings Bank, as Agent. For other information about the DIP financing, see Note 6 to the unaudited financial statements included in this periodic report on Form 10-Q.

The Harris Trust and Savings Bank Credit Facility

        In February, 2002, the Company entered into an amended and restated secured revolving credit facility with Harris Trust and Savings Bank, as Agent (Harris). The revolving credit agreement permits the Company to borrow up to a maximum of $21,000,000. The agreement requires payment of a quarterly commitment fee of .50% per annum of the average daily unused portion of the revolving credit facility. Interest is due monthly and is based on LIBOR plus 4.0% (totaling 6.25% at June 29, 2002). We, alternatively, could select an interest rate of bank prime plus 1.5%. The amount available under the revolving credit facility is limited to 85% of qualified accounts receivable, 50% of eligible inventory, plus $2,500,000 of other assets (increased to $5,000,000 in an amendment dated August 14, 2002). The revolving credit agreement expires July 1, 2003. At June 29, 2002, the Company had $18,300,000 outstanding and $705,000 available under its Harris revolving credit facility. As of September 28, 2002, the Company had $18.1 million outstanding and $1.5 million available under its Harris revolving credit facility.

        In February, 2002, the Company entered into an amended and restated secured term loan arrangement with Harris for a term loan of $32,965,000. This term loan is amortized monthly with principal payments ranging from $235,000 to $500,000 and the balance of $24,930,000 due July 1, 2003. Interest is due monthly and is based upon LIBOR plus 4.0% (totaling 6.25% at June 29, 2002). We, alternatively, could select an interest rate of bank prime plus 1.5%. These Harris debt agreements have maturity dates of July 1, 2003. The Company intends to obtain loans to refinance the debt from other sources by the end of the term of this arrangement, which may not be available on acceptable terms and conditions. Failure to do so could have a material adverse effect on the Company's operations.

        In August, 2002, the Company entered into the first amendment to the February, 2002 amended and restated credit agreement. Under this amendment, the amount of other assets included in the determination of borrowing availability under the revolving credit facility was increased from $2,500,000 to $5,000,000; the Company agreed to retain and has engaged an independent third-party to assist in exploring refinancing opportunities; the Company will pay an amendment fee of $300,000; and the expiration date of the Harris warrants described below was extended until December 31, 2004.

        The Company, on September 20, 2000, issued warrants, to Harris Trust and Savings Bank, as Agent, to purchase an aggregate number of shares of its Class A common stock equal to the greater of (a) 4.99% of the total outstanding shares of Class A and Class B common stock, calculated at the time of exercise, exclusive of certain shares issued as employee or director compensation or pursuant to the warrants, or (b) 238,548 shares. The warrants are exercisable at an exercise price of $.01 per share.

        In connection with these Harris loans, we have granted the lender a first lien on all of the Company's accounts receivable, inventory, equipment and various other assets, except for the assets of Morton Custom Plastics, LLC. These Harris debt agreements, which finance the contract metal fabrication and the Iowa contract plastic fabrication locations, contain restrictions on capital expenditures, additional debt or liens, investments, mergers and acquisitions, asset sales and payments such as dividends or stock repurchases. The agreements also impose various financial covenants. Under the terms of this credit facility, no amounts have been available for payment of dividends.

        In connection with the Harris financing, we have two fixed interest rate swap agreements with a commercial bank (the "counter party"). The first agreement has a notional principal amount of $4.25 million and a termination date of May 31, 2003. The second agreement has a notional principal amount of $14.1 million and a termination date of June 30, 2003. The notional principal amount declines over the term of both agreements based upon a defined amortization schedule. The counter party waived its unilateral right to cancel both agreements as of June 30, 2001. As described in Item 3 below, these agreements are intended to limit the effects of interest rate increases on half of the Company's floating rate term debt with Harris.

        Historically, we have met our near term liquidity requirements for our businesses financed by Harris with cash flow from operations, the Harris line of credit, and management of our working capital to reflect current levels of operations. The national economic slowdown, which our reduced revenues reflect, has increased pressure on these sources of liquidity. The new Harris revolving credit facility and term loans replaced existing credit facilities and did not provide additional availability. However, the repayment and fee terms were modified, and the short-term principal payments and fees were reduced. We anticipate that the amended and restated agreements with Harris will assist the Company (not including Plastics) in meeting its liquidity requirements through the term of these agreements.

The General Electric Capital Corporation Credit Facility

        In March, 2002, to restructure the financing related to the Plastics operations, Plastics entered into an amended and restated revolving credit facility and an amended and restated senior credit facility with its existing lender, General Electric Capital Corp. (GECC). Plastics (beginning September 18, 2002) has entered into a series of forbearance agreements related to its defaults under the amended and restated revolving agreement, that are described in more detail below. No forbearance agreement remains in effect, but Plastics expects to enter into DIP financing with GECC to provide working capital during Plastics' Chapter 11 Proceeding.

        The March, 2002 revolving credit facility allowed for borrowings up to a maximum of $10,000,000. Of the amount available under the revolver, $1,000,000 was held back as a reserve for discretionary use approved by the lender. The amount available under the revolving credit facility was generally limited to 85% of qualified accounts receivable and 60% of eligible inventory, absent an event of default and acceleration of the debt maturity. Absent a default and acceleration, the revolving credit agreement was to expire on August 30, 2006. At June 29, 2002, Plastics had $8,306,000 outstanding or committed and $1,694,000 available, including the $1,000,000 discretionary use reserve, under its GECC revolving credit facility. Under the forbearance agreements, the discretionary use reserve has decreased to $650,000. As of October 31, 2002, immediately before Plastics' Chapter 11 filing, there was no additional availability under the revolving credit facility and no availability under the discretionary reserve. Plastics will not be able to draw upon the revolving credit facility or the discretionary reserve during the Chapter 11 Proceeding.

        The March, 2002 senior credit facility included three term loans with initial balances of $10 million (Term A), $7 million (Term B) and $5 million (Term C), respectively. Absent an event of default and acceleration of the debt, the maturity date on the new senior credit facility was August 30, 2006.

        The loans under the March, 2002 facility remain secured by a first priority security interest in all of Plastics' assets, including, but not limited to, accounts receivable, inventories, leaseholds, fixed assets, intangible assets and tradenames. The GECC agreement contained restrictions on capital expenditures, additional debt or liens, investments, mergers and acquisitions, asset sales and payments such as dividends or stock repurchases. The agreement also imposed various financial covenants. Under the terms of this credit facility, no amounts have been available for payment of dividends.

        The interest on the revolving credit facility, Term A and Term B is LIBOR plus 450 basis points, with a LIBOR floor of 3%. The default rate varies from 7.25%-7.50% on the Term A, Term B and revolving credit facility loans and is 13% on the Term C loan; these rates were in effect prior to the beginning of Plastics' Chapter 11 Proceeding. The Company, alternatively, could select an Index rate. Interest is to be paid monthly on these loans. Plastics, in default of its credit agreement, has not made interest payments due August 1, September 1 and October 1, 2002. The interest on Term C is 13% payment-in-kind. Unpaid interest on Term C is due at maturity; the accrued interest on Term C is included in the notes payable balance.

        The principal on Term A and Term B amortizes quarterly in various amounts beginning on September 30, 2002 for Term A and June 30, 2002 for Term B. Plastics, in default of its credit agreement, has not made principal payments due on September 30, 2002.

        The total principal amount of indebtedness in default under all of the GECC facilities is approximately $30,487,000, and as of November 1, 2002, the total accrued and unpaid interest on those facilities is approximately $640,000.

        Historically, Plastics has met its near term liquidity requirements for its businesses financed by GECC with cash flow from operations, the GECC line of credit, and management of its working capital to reflect current levels of operations. The national economic slowdown, which Plastics' reduced revenues reflect, increased pressure on these sources of liquidity. Plastics has been unable to meet its obligations for principal and interest payments as described above, nor has it been able to meet certain financial covenants under the GECC credit facility. A level of short-term liquidity continues to be provided from operations and working capital management. In connection with the Chapter 11 Proceeding, Plastics and GECC have agreed on the terms of the DIP financing, certain terms of which are described in Note 6 to the unaudited financial statements included in this periodic report on Form 10-Q. A motion for approval of the interim DIP financing is before the Bankruptcy Court for approval. Plastics expects that the DIP financing and the cash collateral thereunder (i.e., the cash generated by operations during the Chapter 11 Proceeding), will contribute to the Plastics' liquidity requirements prior to the sale of the business.

Warrant

        In conjunction with the March, 2002 credit facility, Plastics issued to GECC a common stock warrant to purchase 70% ("Warrant Ownership Percentage") of the outstanding ownership interests (on a fully diluted basis) of Plastics. This warrant relates only to Plastics and does not relate to either the Class A or Class B Common Stock of Morton Industrial Group, Inc. The Warrant Ownership Percentage shall be reduced to 35% if the loan is repaid in full before March 25, 2004. If adjusted EBITDA for the year ending December 31, 2003, as defined in the agreement, is at least $8,000,000 and the Warrant Ownership Percentage has not already been reduced, the Warrant Ownership Percentage shall be reduced to 51%.

        At any time on or after the occurrence of (i) the scheduled maturity date, (ii) an event of default (which has occurred and is continuing), or (iii) the date of indefeasible prepayment in full of the loans and cancellation of letters of credit and permanent reduction of revolving loan commitment to zero ("Trigger Events"), the holder has the right to require the Company to purchase all or any part of the warrant ("Put Feature"). The Company also has the right to repurchase all, but not less than all, of the outstanding warrant and equity interests of the holder subsequent to a Trigger Event ("Call Feature"). The Put Feature and Call Feature each have a purchase price equal to the greater of the applicable floor price and the fair market value as determined in good faith by the board and subject to approval by the holder. The initial floor price is $500,000, increasing to $4,000,000 by the debt maturity date in August, 2006 and to $13,000,000 at the warrant expiration date in March, 2012.

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

        As of the date of filing of this Form 10-Q, no rights under the warrant have been exercised, although an event of default has occurred.

Preferred Stock

        As part of the financing for the 1999 acquisition of Plastics, we issued 10,000 shares of redeemable preferred stock, which we must redeem in April, 2004 at $1,000 per share plus any dividends accrued since April 15, 1999. The $10 million face value preferred stock was recorded at its fair value of $4.25 million. We are accreting the discount over a five-year period using the effective yield method. Dividends are payable in kind at the rate of 8% per annum. We believe that certain provisions of the agreement with Worthington preclude the payment of dividends, and no dividends have been accrued in 2000, 2001 or 2002. There are current legal proceedings related to certain Worthington matters.

Capital Expenditures

        We incurred $1.7 million of capital expenditures during the first six months of 2002, primarily for the update and purchase of manufacturing equipment.

        We estimate that our capital expenditures in 2002 will total approximately $4.0 million, of which $1.0 million will be for new production equipment and the remaining $3.0 million will be for normal replacement items.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        The Financial Accounting Standards Board recently issued Statement No. 143, Accounting for Asset Retirement Obligations that establishes accounting standards for the recognition and measurement of obligations associated with the retirement of tangible assets. The effective date of Statement No. 143 is January 1, 2003. The Financial Accounting Standards Board also recently issued No. 146, Accounting for Costs Associated with Exit or Disposal Activities, that addresses financial accounting and reporting for costs associated with exit or disposal activities. The effective date of Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of these Statements to have a significant effect on its results of operations or its financial position.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        We are exposed to interest rate changes primarily as a result of our lines of credit and long-term debt used for maintaining liquidity, funding capital expenditures, and expanding our operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower overall borrowing costs. To achieve our objectives, we entered into two separate financing agreements with a group of banks and another lender. Both financing arrangements contain term loans and revolving credit facilities. Interest is based on a benchmark rate plus an applicable variable margin. We have also entered into two interest rate swap agreements, as required by one of our bank financing arrangements, to limit the effect of increases in the interest rates on half of its floating rate term debt. Under the swap agreements, which expire May 31, 2003 to June 30, 2003, a LIBOR-equivalent interest rate component of the interest rate is limited to 5.875% on half of the Company's $31.4 million term loans. If interest rates moved 100 basis points, the effect on income before income taxes would be $314,000.

        The Company does not enter into interest rate transactions for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

        As disclosed in the August 14, 2002 Form 12b-25 filing with the Securities and Exchange Commission, based on certain allegations of accounting improprieties at Plastics, the Company's Audit Committee planned to conduct a formal inquiry into the accounting practices at Plastics. The Audit Committee subsequently retained independent accountants and counsel to assist in conducting the inquiry. Although the Company understands that the Audit Committee's counsel and auditors have delivered reports to it, the Company has not received copies. The Chairman of the Audit Committee has advised the Company, however, that a letter describing the Committee's findings and recommendations is being prepared for delivery to the Company in the near future.

        The Company expects that the recommendations of the Audit Committee will lead to the Company's initiating corrective actions with respect to internal controls at Plastics. The timing of the Section 363 sale of the assets of Plastics and Kentucky in the Chapter 11 Proceeding will determine the extent to which any such corrective actions become effective during the remaining period of Plastics' and Kentucky's operations as subsidiaries of the Company.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        There have been no significant changes in the status of the Worthington Industries, Inc. suit referenced in the Company's Form 10-K for 2000 filed with the Securities and Exchange Commission on April 2, 2001. The portion of this litigation that involved Plastics as a defendant will be subject to the automatic stay of Plastics' Chapter 11 Proceeding.

        As described in the Company's Form 10-K/A for the year ended December 31, 2001, Victory Lane Productions, LLC filed suit against Morton Custom Plastics, LLC. That trial was scheduled to begin November 4, 2002, but will be stayed under the automatic stay arising under the Chapter 11 Proceeding.

        Refer to Note 8, Chapter 11 Proceeding of Plastics, in the accompanying financial statements regarding a filing by Plastics under Chapter 11 of the United States Bankruptcy Code.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        As discussed in Note 6 to the unaudited financial statements in this periodic report on Form 10-Q and in the liquidity discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations," Plastics is in default under its March 2002 revolving and term credit facilities with GECC. The defaults occurred under financial payment and other covenants. The principal amount of the indebtedness in default totalling approximately $30,487,000 at October 31, 2002. Plastics has not paid interest on its debt under the March 2002, credit facilities since August 1, 2002, and accrued unpaid interest totals approximately $640,000 on November 4, 2002.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Morton Industrial Group, Inc., held its Annual Meeting on June 11, 2002 to:

    1.
    Elect three directors to serve for one-year terms until the Annual Meeting of Shareholders in 2003.

    2.
    Consider and act upon a proposal to ratify the selection of KPMG, LLP as independent auditors of the Company for 2002.

The results of the shareholders' votes on each of these matters appear in the following tables.

Election of Directors:

	For	Against	Abstained	Total
William D. Morton	4,732,282	16,422	—	4,748,704
Fred W. Broling	4,732,282	16,422	—	4,748,704
Mark W. Mealy	4,732,282	16,422	—	4,748,704

Ratification of Selection of Independent Auditor:

	For	Against	Abstained	Total
KPMG LLP	4,740,547	7,236	921	4,748,704

ITEM 5. OTHER INFORMATION

        This Form 10-Q was not timely filed by the prescribed date for the reasons identified in the registrant's Form 12b-25 filed with the Securities and Exchange Commission on August 14, 2002. See Part I, Item 4, Controls and Procedures for a discussion of the formal inquiry conducted by the

Company's Audit Committee with respect to Plastics. Although the Company understands that the Audit Committee's counsel and auditors have delivered reports to the Audit Committee, the Company has not received copies. The Company expects to receive a summary of the findings and recommendations from the Audit Committee in the near future. During the course of the inquiry, the registrant has determined certain accounting errors had occurred at the subsidiary and that it is appropriate to restate the financial results for the year ended December 31, 2001 and the quarter ended March 30, 2002. On the same date of the filing of this Form 10-Q, the registrant is filing a Form 10-K/A for the year ended December 31, 2001, and a Form 10-Q/A for the quarter ended March 30, 2002.

Effective August 1, 2002, trading of the Company's Class A common stock moved to the OTC Bulletin Board from the Nasdaq Small Cap Market (the Company elected not to appeal a notice from the Nasdaq Listing Qualifications Department to delist the Company's Class A common stock). Subsequent to this change, the Company's ticker symbol changed to MGRPE. Effective September 27, 2002, the trading of the Company's Class A common stock was moved to OTC. Effective with this change, the Company's ticker symbol returned to MGRP.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)
Exhibits

11.	The computation can be determined from this report
99.1	Asset Purchase Agreement between Wilbert, Inc., Morton Custom Plastics, LLC and Morton Lebanon Kentucky IBRB, LLC
99.2	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(B)
Reports on Form 8-K.

  Form 8-K filed on October 15, 2002 describing credit facility covenant defaults and forbearance agreements with the lender of Morton Custom Plastics, LLC.

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

1.
I have reviewed this quarterly report on Form 10-Q of Morton Industrial Group, Inc.;

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

1.
I have reviewed this quarterly report on Form 10-Q of Morton Industrial Group, Inc.;

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

/ s / Thomas D. Lauerman

Thomas D. Lauerman
Vice President of Finance
November 4, 2002

QuickLinks

PART I—FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations For the Three and Six Months Ended June 29, 2002 and June 30, 2001 (Dollars in thousands, except per share data) (Unaudited)
MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS June 29, 2002 and December 31, 2001 (Dollars in thousands) (Unaudited)
MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Stockholders' Equity (Deficit) For the Six Months Ended June 29, 2002 (Dollars in thousands) (Unaudited)
MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 29, 2002 and June 30, 2001 (Dollars in thousands) (Unaudited)
MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the Three and Six Months Ended June 29, 2002 and June 30, 2001 (Dollars in Thousands, except per share data) (Unaudited)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES