Form 10-Q
period 2002-09-28
MORTON INDUSTRIAL GROUP INC
filed 2002-11-12
CIK 64247

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 28, 2002
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

Outstanding as of November 4, 2002
Class A Common Stock, $.01 par value	4,460,547
Class B Common Stock, $.01 par value	200,000

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MORTON INDUSTRIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 28, 2002 and September 29, 2001

(Dollars In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
		(Restated)		(Restated)
Net sales	$49,866	$52,373	$159,268	$188,495
Cost of sales	46,137	45,844	142,010	165,432

Gross profit	3,729	6,529	17,258	23,063

Operating expenses
Selling expenses	1,113	1,227	3,539	4,238
Administrative expenses	5,390	4,202	15,793	13,887

Total operating expenses	6,503	5,429	19,332	18,125

Operating income (loss)	(2,774)	1,100	(2,074)	4,938

Other income (expense)
Interest expense	(1,839)	(2,331)	(5,470)	(7,307)
Other	(34)	(391)	133	(677)

Total other income (expense)	(1,873)	(2,722)	(5,337)	(7,984)

Loss before income taxes	(4,647)	(1,622)	(7,411)	(3,046)
Income taxes	—	—	(821)	—

Net loss before cumulative effect of a change in accounting principle	(4,647)	(1,622)	(8,232)	(3,046)
Cumulative effect of a change in accounting principle	—	—	(8,118)	—

Net loss	(4,647)	(1,622)	(16,350)	(3,046)
Accretion of discount on preferred shares	(331)	(279)	(933)	(787)

Net income (loss) available to common shareholders	$(4,978)	$(1,901)	$(17,283)	$(3,833)

Earnings (loss) per common share
Basic	$(1.06)	$(0.41)	$(3.73)	$(0.84)

Diluted	$(1.06)	$(0.41)	$(3.73)	$(0.84)

Weighted average number of common shares
Basic	4,660,547	4,600,850	4,631,027	4,600,850

Diluted	4,660,547	4,600,850	4,631,027	4,600,850

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 28, 2002 and December 31, 2001

(Dollars in thousands)

(Unaudited)

	September 28, 2002	December 31, 2001
Assets
Current assets:
Trade accounts receivable, less allowance for doubtful accounts of $347 in 2002 and $381 in 2001	$17,282	18,989
Inventories	21,160	21,901
Prepaid expenses	3,759	2,803
Income taxes recoverable	1,473	—
Deferred income taxes	—	800

Total current assets	43,674	44,493

Property, plant, and equipment, net	42,775	46,437
Intangible assets, at cost, less accumulated amortization	2,866	10,353
Deferred income taxes	2,654	4,148
Other assets	960	1,086

	$92,929	106,517

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Outstanding checks in excess of bank balance	$2,860	4,045
Current installments of long-term debt	78,803	5,268
Accounts payable	29,988	29,854
Accrued expenses	8,970	6,801

Total current liabilities	120,621	45,968

Long-term debt, excluding current installments	1,966	73,870
Other liabilities	280	280

Total liabilities	122,867	120,118

Redeemable preferred stock	8,276	7,343

Stockholders' equity (deficit):
Class A common stock	45	44
Class B common stock	2	2
Additional paid-in capital	20,895	20,883
Retained deficit	(59,156)	(41,873)

Total stockholders' equity (deficit)	(38,214)	(20,944)

	$92,929	106,517

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

For the Nine Months Ended September 28, 2002

(Dollars in thousands)

(Unaudited)

	Class A common stock		Class B common stock
	Shares issued	Amount	Shares issued	Amount	Additional paid-in capital	Retained earnings (deficit)	Total
Balance, December 31, 2001	4,400,850	$44	200,000	$2	$20,883	$(41,873)	$(20,944)
Net loss	—	—	—	—	—	(16,350)	(16,350)
Stock options exercised	59,697	1	—	—	12	—	13
Accretion of discount on preferred shares	—	—	—	—	—	(933)	(933)

Balance, September 28, 2002	4,460,547	$45	200,000	$2	$20,895	$(59,156)	$(38,214)

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

For the Nine Months Ended September 28, 2002 and September 29, 2001

(Dollars In Thousands)

(Unaudited)

	2002	2001
Net cash provided by operating activities	$3,585	$13,248

Cash flows from investing activities
Proceeds from sale of machinery and equipment	257	—
Capital expenditures	(3,014)	(3,918)
Increase in intangible assets	—	(205)

Net cash used in investing activities	(2,757)	(4,123)

Cash flows from financing activities
Net borrowings (repayments) under revolving credit facility	4,596	(3,447)
Increase (decrease) in checks issued in excess of bank balance	(1,185)	(225)
Increase in financing fees	(1,412)	—
Principal payments on long-term debt	(2,840)	(5,453)
Cash received on exercised options	13	—

Net cash provided by (used in) financing activities	(828)	(9,125)

Net increase in cash	—	—
Cash at beginning of period	—	—

Cash at end of period	$—	$—

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$4,732	$7,501

Income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 28, 2002 and September 29, 2001

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

(2)  Interim Financial Data.

        The Condensed Consolidated Financial Statements at September 28, 2002, and for the three and nine months ended September 28, 2002 and September 29, 2001, are unaudited and reflect all adjustments, consisting of normal recurring accruals and other adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods indicated. The Company's fiscal quarters end on a Saturday (nearest to a quarter end) except for the fourth quarter which ends on December 31. For both the quarters ended September 28, 2002 and September 29, 2001, there were 63 shipping days. For the nine months ended September 28, 2002, there were 189 shipping days, and for the nine months ended September 29, 2001, there were 190 shipping days. Results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year. The condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations of Morton Industrial Group, Inc. contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001, as filed on November 5, 2002.

        On November 1, 2002, three of the Company's subsidiaries, Morton Custom Plastics, LLC (MCP, LLC), Morton Holdings, LLC (Holdings), the immediate parent of MCP, LLC, and Morton Lebanon Kentucky IBRB, LLC (Kentucky), a subsidiary of Holdings, filed for protection as debtors-in-possession under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Chapter 11 Proceeding").

        The Chapter 11 Proceeding relates only to the plastics business that was acquired from Worthington Industries, Inc. in 1999. The Company and its subsidiaries involved in the metals fabrication business and the Iowa plastics business are not parties to the Chapter 11 Proceeding, and the Company expects that those businesses will continue in business in the ordinary course.

        For a further discussion of the Chapter 11 Proceeding, including the disposition of the MCP, LLC business, see Notes 7 and 9 below.

(3)  Restatement of Financial Statements

        Based on a review of its accounting policies, the Company determined that its interest rate swap instruments did not qualify for hedge accounting, as was previously reported. Related to accounting for its interest rate swap instruments, a restatement has been made that had the effect of increasing its other expense $405 and $740 for the three months and nine months ended September 29, 2001, respectively. The condensed consolidated financial statements as of and for the three and nine months ended September 29, 2001 and notes thereto included in this report on Form 10-Q have been restated to include the effect of the correction of these errors, as follows:

	Three Months Ended September 29, 2001 As Previously Reported	Three Months Ended September 29, 2001 As Restated
Other income (expense)	$14	$(391)
Total other expense	(2,317)	(2,722)
Net loss	(1,217)	(1,622)
Loss available to common shareholders per share—
Basic and diluted	$(0.33)	$(0.41)
	Nine Months Ended September 29, 2001 As Previously Reported	Nine Months Ended September 29, 2001 As Restated
Other income (expense)	$63	$(677)
Total other expense	(7,244)	(7,984)
Net loss	(2,306)	(3,046)
Loss available to common shareholders per share—
Basic and diluted	$(0.67)	$(0.84)

(4)  Inventory.

        The Company's inventory, in thousands of dollars, as of September 28, 2002, and December 31, 2001, is summarized as follows:

	September 28, 2002	December 31, 2001
Raw materials, purchased parts and manufactured components	$9,147	$9,273
Work-in-process	5,148	4,807
Finished goods	6,865	7,821

	$21,160	$21,901

(5)  Earnings Per Share.

        The following reflects the reconciliation of the numerators and denominators of the earnings per share and the earnings per share assuming dilution computations:

	Quarter Ended September 28, 2002			Quarter Ended September 29, 2001 (Restated)
	(Loss) (Numerator)	Shares (Denominator)	Per Share Amount	(Loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic loss available to common shareholders	$(4,978)	4,660,547	$(1.06)	$(1,901)	4,600,850	$(.41)
Effect of dilutive securities, stock options and warrants	—	—	—	—	—	—
Diluted loss available to common shareholders	$(4,978)	4,660,547	$(1.06)	$(1,901)	4,600,850	$(.41)
	Nine Months Ended September 28, 2002			Nine Months Ended September 29, 2001 (Restated)
	(Loss) (Numerator)	Shares (Denominator)	Per Share Amount	(Loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic loss available to common shareholders	$(17,283)	4,631,027	$(3.73)	$(3,833)	4,600,850	$(.84)
Effect of dilutive securities, stock options and warrants	—	—	—	—	—	—
Diluted loss available to common shareholders	$(17,283)	4,631,027	$(3.73)	$(3,833)	4,600,850	$(.84)

At September 28, 2002 and September 29, 2001, 238,548 and 307,504 options and warrants, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

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

        The following segment data, in thousands of dollars, is for the quarters and nine months ended September 28, 2002 and September 29, 2001:

	Harris Trust & Savings Bank Credit Facility	General Electric Capital Corp. Credit Facility	Total
Quarter Ended September 28, 2002
Revenues from external customers	$33,045	$16,821	$49,866
Segment operating income (loss)	31	(2,805)	(2,774)
Interest expense	1,157	682	1,839
Quarter Ended September 29, 2001
Revenues from external customers	$33,937	$18,436	$52,373
Segment operating income	1,023	77	1,100
Interest expense	1,777	554	2,331
Nine Months Ended September 28, 2002
Revenues from external customers	$107,026	$52,062	$159,268
Segment operating income (loss)	3,386	(5,460)	(2,074)
Interest expense	3,586	1,884	5,470
Cumulative effect of a change in accounting principle	(8,118)	0	(8,118)
Nine Months Ended September 29, 2001
Revenues from external customers	$126,482	$62,013	$188,495
Segment operating income (loss)	5,186	(248)	4,938
Interest expense	5,368	1,939	7,307

(7)  Debt.

        The Company (the registrant) and its subsidiary, Morton Custom Plastics, LLC (MCP, LLC) have two separate credit facilities. The Company's facility is with Harris Trust and Savings Bank, as Agent (Harris). This credit facility finances the Company's corporate operations, as well as its contract metal fabrication operations in Illinois, North Carolina and South Carolina and its contract plastics fabrication operations in Iowa. MCP, LLC's facility was with General Electric Capital Corporation (GECC). This credit facility has financed MCP, LLC's contract plastic fabrication operations in North Carolina, South Carolina and Kentucky, but is not available to MCP, LLC during the Chapter 11 Proceeding.

        The two credit facilities are separately secured by the assets of the operations they support. The Company (the registrant) has no liability on the indebtedness of MCP, LLC to GECC, and there are no cross-default provisions that would affect any of the registrant's credit facilities with Harris Trust and Savings Bank, as Agent, relating to the contract metal fabrication operations in Illinois, North Carolina, and South Carolina and the contract plastics operation in Iowa.

        The debt agreements for these credit facilities contain restrictions on capital expenditures, incurring additional debt or liens, making investments, mergers and acquisitions, selling assets or making payments such as dividends or stock repurchases, as well as various financial covenants.

        In connection with MCP, LLC's Chapter 11 Proceeding, MCP, LLC, Holding and Kentucky entered into a debtor-in-possession financing arrangement with GECC (the "DIP financing") under which GECC is providing financing for MCP, LLC and Kentucky following the Bankruptcy Court's approval of DIP financing of up to $2,500. The DIP financing agreement is attached as Exhibit 99.1 to this Form 10-Q. The DIP financing will also allow MCP, LLC and Kentucky to use the cash generated by their operations during the Chapter 11 Proceeding. The DIP financing will be secured by a first priority security interest in MCP, LLC's and Kentucky's assets. Funding under the DIP financing is limited to specified percentages of MCP, LLC's and Kentucky's eligible accounts receivable, finished goods inventory and raw materials. The DIP financing bears interest at GECC's prime rate plus two percent (2%). The Company and its metal fabrication and Iowa plastics operation do not secure and do not have any liability for the DIP financing. For further information about MCP, LLC's Chapter 11 Proceeding, see Note 9 to the unaudited financial statements included in this periodic report on Form 10-Q.

Warrant

        In conjunction with MCP, LLC's amended and restated credit facility, MCP, LLC issued to GECC a warrant to purchase 70% ("Warrant Ownership Percentage") of the outstanding ownership interests (on a fully diluted basis) of MCP, LLC. This warrant relates only to Morton Custom Plastics, LLC and does not relate to either the Class A or Class B Common Stock of Morton Industrial Group, Inc. The Warrant Ownership Percentage shall be reduced to 35% if the loan is repaid in full before March 25, 2004.

        At any time on or after the occurrence of (i) the scheduled maturity date, (ii) an event of default (which has occurred and is continuing), or (iii) the date of indefeasible prepayment in full of the loans and cancellation of letters of credit and permanent reduction of revolving loan commitment to zero ("Trigger Events"), the holder has the right to require MCP, LLC to purchase all or any part of the warrant ("Put Feature"). MCP, LLC also has the right to repurchase all, but not less than all, of the outstanding warrant and equity interests of the holder subsequent to a Trigger Event ("Call Feature"). The Put Feature and Call Feature each have a purchase price equal to the greater of the applicable floor price and the fair market value as determined in good faith by the board and subject to approval by the holder. The initial floor price is $500, increasing to $4,000 by the debt maturity date in August, 2006 and to $13,000 at the warrant expiration date in March, 2012.

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

(8)  Goodwill and Transition Adjustment.

        The Company adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), effective January 1, 2002, and recorded a non-cash transition charge of $8,118, or a $1.76 loss per share, for impairment of goodwill.

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

        The following table presents earnings (loss) before the cumulative effect of a change in accounting principle for the three and nine months ended September 28, 2002 as compared to the prior year periods after adjustment for goodwill amortization:

	Three months ended		Nine months ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
		(Restated)		(Restated)
	(in thousands, except per share amounts)
Net loss available to common stockholders
As reported	$(4,978)	$(1,901)	$(17,283)	$(3,833)
Goodwill amortization		95		285
Adjusted	$(4,978)	$(1,806)	$(17,283)	$(3,548)
Net loss per share available to common stockholders
As reported	$(1.06)	$(0.41)	$(3.73)	$(0.84)
Goodwill amortization		0.02		0.06
Adjusted	$(1.06)	$(0.39)	$(3.73)	$(0.78)

(9)  Chapter 11 Proceeding of MCP, LLC

        On November 1, 2002, MCP, LLC, Holdings and Kentucky filed as debtors-in-possession under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Before filing, MCP, LLC and Kentucky had negotiated the terms of an agreement for sale of substantially all of their assets to Wilbert, Inc., pursuant to an Asset Purchase Agreement. Under the agreement, Wilbert, Inc. will also assume the liabilities of MCP, LLC and Kentucky under certain of their contracts and leases. MCP, LLC also arranged for the DIP financing described in Note 7 above.

        The sale of MCP, LLC's and Kentucky's assets will proceed in accordance with Section 363 of the United States Bankruptcy Code. The Bankruptcy Court must approve the sale procedures that will permit Wilbert, Inc. and other potential purchasers to bid on MCP, LLC's and Kentucky's assets. If Wilbert, Inc. is the successful bidder, the sale will be subject to the Asset Purchase Agreement. If another bidder is successful, MCP, LLC and that bidder will enter into an agreement of sale similar to the Asset Purchase Agreement. The Bankruptcy Court must approve the sale before it closes. If a bidder other than Wilbert, Inc. is the successful bidder and closes the purchases of all of the assets of MCP, LLC and Kentucky, Wilbert, Inc. will be entitled to receive from MCP, LLC and Kentucky expense reimbursement up to $195 and a break up fee of $500. The Company expects that the sale of MCP, LLC's and Kentucky's assets will close in approximately 2-3 months absent any unforeseen developments. As a result of the sale, the registrant will receive no proceeds.

        Based on MCP, LLC's filing under Chapter 11, the Company will not include MCP, LLC's results in its consolidated financial statements subsequent to November 1, 2002. Operating information for the entities subject to the Chapter 11 filing is presented in Note 6 under the heading "General Electric Capital Corp. Credit Facility." Summary balance sheet information for those entities at September 28, 2002 is as follows:

Current assets	$15,478
Total assets	30,825
Current liabilities	44,594
Total liabilities	48,198
Members' (deficit)	(17,373)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis describes changes in the Company's financial condition since December 31, 2001. The analysis of results of operations compares the quarters and nine months ended September 28, 2002 and September 29, 2001:

RESULTS OF OPERATIONS

THIRD QUARTER, 2002 VERSUS THIRD QUARTER, 2001

        Our net revenues for the third quarter, 2002 were $49.9 million compared to $52.4 million for the third quarter of 2001, a decrease of $2.5 million, or 4.8%. The sales decrease resulted primarily from decreased demand by existing customers and the soft status of the general economy.

        Our sales to Deere & Company and Caterpillar Inc., were approximately 56.2% and 54.0% of our revenues for the third quarters, 2002 and 2001, respectively. Revenues from these customers remained approximately the same compared to the same period in 2001.

        Our gross profits for the third quarter, 2002 decreased by approximately $2.8 million, a decrease of 42.9%, versus the same period in 2001. The overall gross profit percentage decreased to 7.5% for the third quarter of 2002 from 12.5% for the third quarter of 2001. The decrease in gross profit dollars and percentage results from the decrease in sales and related increased amounts of manufacturing variances.

        Our selling and administrative expenses for the third quarter, 2002 amounted to $6.5 million, or 13.0% of net sales compared to $5.4 million, or 10.4% of net sales for the third quarter of 2001. The percentage increase related to the decrease in sales. The $1.1 million increase in expenses related to, among other factors, professional fees related to assisting MCP, LLC with working capital management.

        Our interest expense was $1.8 million for the third quarter of 2002, compared with $2.3 million for the third quarter of 2001. Although our overall debt level has increased slightly from a year ago, decreases in the average interest rates for the comparable quarters has significantly reduced interest expense.

        Our other income (expense) was $(34) thousand for the third quarter of 2002, compared with other expense of $(391) thousand for the third quarter of 2001, primarily due to an unrealized gain of $88 thousand on the Company's interest rate swap instrument during 2002 versus an unrealized loss of $405 thousand for the third quarter of 2001.

        For the third quarter of 2002, we did not provide a tax benefit on the pre-tax loss of $4.6 million. The impact on the net operating loss carryforward was offset by changes in the valuation allowance with no impact on the net deferred tax assets. For the third quarter of 2001, we did not provide a tax benefit on the pre-tax loss of $1.6 million. The impact on the net operating loss carryforward was offset by changes in the valuation allowance with no impact on the net deferred tax assets.

        In accordance with SFAS No. 142, the Company has not amortized goodwill during the third quarter of 2002. Goodwill amortization totaled $95 thousand for the third quarter of 2001. Had goodwill not been amortized during 2001, net earnings (loss) available to common stockholders for the quarter ended September 29, 2001 would have been $(1.8) million, or $(0.39) per share.

FIRST NINE MONTHS, 2002 VERSUS FIRST NINE MONTHS, 2001

        Our net revenues for the first nine months of 2002 were $159.3 million compared to $188.5 million for the first nine months of 2001, a decrease of $29.2 million, or 15.5%. The sales decrease resulted primarily from decreased demand by existing customers and the soft status of the general economy.

        Our sales to Deere & Company and Caterpillar Inc., were approximately 57.5% and 56.0% of our revenues for the first nine months of 2002 and 2001, respectively. Revenues from these customers for the first nine months decreased approximately 17.2% from the first nine months in 2001 due to their manufacturing cutbacks.

        Our gross profits for the first nine months of 2002 decreased by approximately $5.8 million, a decrease of 25.2%, versus the same nine months in 2001. The overall gross profit percentage decreased to 10.8% for the first nine months of 2002 from 12.2% for the first nine months of 2001. The decrease in gross profit dollars and percentage results from the decrease in sales and related increased amounts of manufacturing variances.

        Our selling and administrative expenses for the first nine months of 2002 was $19.3 million compared to $18.1 million for the first nine months of 2001, or 12.1% and 9.6% of net sales, respectively. The percentage increase is related to an increase in expenses, related to among other factors, professional fees related to assisting MCP, LLC with working capital management.

        Our interest expense was approximately $5.5 million for the first nine months of 2002, compared to $7.3 million for the first nine months of 2001. Although our overall debt level has increased slightly from a year ago, decreases in the average interest rates for the comparable quarters has significantly reduced interest expense.

        Our other income was $133 thousand for the nine months ended September 28, 2002, compared with other expense of $677 thousand for the nine months ended September 29, 2001, primarily due to an unrealized gain of $258 thousand on the Company's interest rate swap instrument during 2002 versus an unrealized loss of $740 thousand for the nine months ended September 29, 2001.

        During the first nine months of 2002, the Company recorded a tax benefit of $1,473 as it determined that it would be able to recover taxes paid in previous years under the five-year carryback provisions of the Jobs Creation and Worker Assistance Act of 2002. The amounts recovered relate primarily to pre-acquisition taxes paid by acquired subsidiaries. Additionally, the Company recognized an income tax expense of $2,294 during the nine months ended September 28, 2002, related to an increase in the valuation allowance for deferred tax assets. Net deferred tax assets were decreased to reflect lower anticipated utilization of income tax net operating loss carryforwards, primarily due to the Chapter 11 filing and Asset Purchase Agreement for MCP, LLC. For the first nine months of 2001, we did not provide a tax benefit on the pre-tax loss of $3.0 million. The impact on the net operating loss carryforward was offset by changes in the valuation allowance with no impact on the net deferred tax assets.

        In accordance with SFAS No. 142, the Company has not amortized goodwill during the first nine months of 2002. Goodwill amortization totaled $285 thousand for the first nine months of 2001. Had goodwill not been amortized during 2001, net earnings (loss) available to common stockholders for the nine months ended September 29, 2001 would have been $(3.5) million, or $(0.78) per share.

LIQUIDITY AND CAPITAL RESOURCES

        Our consolidated working capital deficit at September 28, 2002 was a deficit of $76.9 million compared to a deficit of $1.5 million at December 31, 2001, a decrease in working capital of approximately $75.4 million. The decrease in working capital relates primarily to the reclassification from long-term debt to current maturities of long-term debt those amounts owed by MCP, LLC to GECC, as well as those amounts owed to Harris Trust and Savings Bank.

        MCP, LLC is in default of certain covenants of its credit facility with GECC. As discussed in Note 7 above, MCP, LLC and GECC have entered into the DIP financing in connection with MCP, LLC's bankruptcy, which provides working capital for MCP, LLC.

        The amounts due to Harris Trust and Savings Bank, As Agent, have been reclassified as current because of their maturity date of July 1, 2003. The Company presently expects to refinance its credit facility with Harris Trust and Savings Bank, as Agent, in January, 2003. There can be no assurances that the Company will be able to conclude an acceptable refinancing of its credit facility at that time.

        The Company (the registrant) and its subsidiary, Morton Custom Plastics, LLC (MCP, LLC) have two separate credit facilities. The Company's facility is with Harris Trust and Savings Bank, as Agent (Harris). This credit facility finances the Company's corporate operations, as well as its contract metal fabrication operations in Illinois, North Carolina and South Carolina and its contract plastics fabrication operations in Iowa. MCP, LLC's facility had been with GECC. This credit facility had financed MCP, LLC's contract plastic fabrication operations in North Carolina, South Carolina and Kentucky. The DIP financing now provides financing for these operations.

        As previously reported on Form 8-K filed with the Securities and Exchange Commission on October 15, 2002, prior to the commencement of the Chapter 11 Proceeding, MCP, LLC entered into a series of forbearance agreements with GECC, the last of which has terminated.

        The two credit facilities are separately secured by the assets of the operations they support. The Company (the registrant) has no liability on the indebtedness of MCP, LLC to GECC, and there are no cross-default provisions that would affect any of the registrant's credit facilities with Harris Trust and Savings Bank, as Agent, relating to the contract metal fabrication operations in Illinois, North Carolina, and South Carolina and the contract plastics operation in Iowa. Similarly, the DIP financing is secured only with assets of MCP, LLC and not the Company or its metals fabrication or Iowa plastics business. There is no cross-default between the DIP financing and facilities with Harris Trust and Savings Bank, as Agent. For other information about the DIP financing, see Note 7 to the unaudited condensed consolidated financial statements included in this periodic report on Form 10-Q.

The Harris Trust and Savings Bank Credit Facility

        In February, 2002, the Company entered into an amended and restated secured revolving credit facility with Harris Trust and Savings Bank, as Agent (Harris). The revolving credit agreement permits the Company to borrow up to a maximum of $21,000,000. The agreement requires payment of a quarterly commitment fee of .50% per annum of the average daily unused portion of the revolving credit facility. Interest is due monthly and is based on LIBOR plus 4.0% (totaling 6.25% at September 28, 2002). We, alternatively, could select an interest rate of bank prime plus 1.5%. The amount available under the revolving credit facility is limited to 85% of qualified accounts receivable, 50% of eligible inventory, plus $2,500,000 of other assets (increased to $5,000,000 in an amendment dated August 14, 2002). The revolving credit agreement expires July 1, 2003. At September 28, 2002, the Company had $18,300,000 outstanding and $1,321,000 available under its Harris revolving credit facility.

        In February, 2002, the Company entered into an amended and restated secured term loan arrangement with Harris for a term loan of $32,965,000. This term loan is amortized monthly with principal payments ranging from $235,000 to $500,000 and the balance of $24,930,000 due July 1, 2003. Interest is due monthly and is based upon LIBOR plus 4.0% (totaling 6.25% at September 28, 2002). We, alternatively, could select an interest rate of bank prime plus 1.5%. These Harris debt agreements have maturity dates of July 1, 2003. The Company intends to obtain loans to refinance the debt from other sources by the end of the term of this arrangement, which may not be available on acceptable terms and conditions. Failure to do so could have a material adverse effect on the Company's operations.

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

        In connection with these Harris loans, we have granted the lender a first lien on all of the Company's accounts receivable, inventory, equipment and various other assets, except for the assets of MCP, LLC and Kentucky. These Harris debt agreements, which finance the contract metal fabrication and the Iowa contract plastic fabrication locations, contain restrictions on capital expenditures, additional debt or liens, investments, mergers and acquisitions, asset sales and payments such as dividends or stock repurchases. The agreements also impose various financial covenants. Under the terms of this credit facility, no amounts have been available for payment of dividends.

        In connection with the Harris financing, we have two fixed interest rate swap agreements with a commercial bank (the "counter party"). The first agreement has a notional principal amount of $3.5 million and a termination date of May 31, 2003. The second agreement has a notional principal amount of $14.0 million and a termination date of June 30, 2003. The notional principal amount declines over the term of both agreements based upon a defined amortization schedule. The counter party waived its unilateral right to cancel both agreements as of June 30, 2001. As described in Item 3 below, these agreements are intended to limit the effects of interest rate increases on half of the Company's floating rate term debt with Harris.

        Historically, we have met our near term liquidity requirements for our businesses financed by Harris with cash flow from operations, the Harris line of credit, and management of our working capital to reflect current levels of operations. The national economic slowdown, which our reduced revenues reflect, has increased pressure on these sources of liquidity. The new Harris revolving credit facility and term loans replaced existing credit facilities and did not provide additional availability. However, the repayment and fee terms were modified, and the short-term principal payments and fees were reduced. We anticipate that the amended and restated agreements with Harris will assist the Company (not including MCP, LLC) in meeting its liquidity requirements through the term of these agreements.

The General Electric Capital Corporation Credit Facility

        In March, 2002, to restructure the financing related to the MCP, LLC operations, MCP, LLC entered into an amended and restated revolving credit facility and an amended and restated senior credit facility with its existing lender, General Electric Capital Corp. (GECC). MCP, LLC (beginning September 18, 2002) entered into a series of forbearance agreements related to its defaults under the amended and restated revolving agreement that are described in more detail below. No forbearance agreement remains in effect, but MCP, LLC entered into DIP financing with GECC to provide working capital during MCP, LLC's Chapter 11 Proceeding.

        The March, 2002 revolving credit facility allowed for borrowings up to a maximum of $10,000,000. Of the amount available under the revolver, $1,000,000 was held back as a reserve for discretionary use approved by the lender. The amount available under the revolving credit facility was generally limited to 85% of qualified accounts receivable and 60% of eligible inventory, absent an event of default and acceleration of the debt maturity. Absent a default and acceleration, the revolving credit agreement was to expire on August 30, 2006. As of October 31, 2002, immediately before MCP, LLC's Chapter 11 filing, there was no additional availability under the revolving credit facility and no availability under the discretionary reserve. MCP, LLC will not be able to draw upon the revolving credit facility or the discretionary reserve during the Chapter 11 Proceeding.

        The March, 2002 senior credit facility included three term loans with initial balances of $10 million (Term A), $7 million (Term B) and $5 million (Term C), respectively. Absent an event of default and acceleration of the debt, the maturity date on the new senior credit facility was August 30, 2006.

        The loans under the March, 2002 facility remain secured by a first priority security interest in all of MCP, LLC's assets, including, but not limited to, accounts receivable, inventories, leaseholds, fixed assets, intangible assets and tradenames. The GECC agreement contained restrictions on capital expenditures, additional debt or liens, investments, mergers and acquisitions, asset sales and payments such as dividends or stock repurchases. The agreement also imposed various financial covenants. Under the terms of this credit facility, no amounts have been available for payment of dividends.

        The interest on the revolving credit facility, Term A and Term B is LIBOR plus 450 basis points, with a LIBOR floor of 3%. The default rate varies from 7.25%-7.50% on the Term A, Term B and revolving credit facility loans and is 13% on the Term C loan; these rates were in effect prior to the beginning of MCP, LLC's Chapter 11 Proceeding. The Company, alternatively, could select an Index rate. Interest is to be paid monthly on these loans. MCP, LLC, in default of its credit agreement, has not made interest payments due August 1, September 1 and October 1, 2002. The interest on Term C is 13% payment-in-kind. Unpaid interest on Term C is due at maturity; the accrued interest on Term C is included in the notes payable balance.

        The principal on Term A and Term B amortizes quarterly in various amounts beginning on September 30, 2002 for Term A and June 30, 2002 for Term B. MCP, LLC, in default of its credit agreement, has not made principal payments due on September 30, 2002.

        The total principal amount of indebtedness in default under all of the GECC facilities is approximately $30,487,000, and as of November 1, 2002, the total accrued and unpaid interest on those facilities is approximately $640,000.

        Historically, MCP, LLC has met its near term liquidity requirements for its businesses financed by GECC with cash flow from operations, the GECC line of credit, and management of its working capital to reflect current levels of operations. The national economic slowdown, which MCP, LLC's reduced revenues reflect, increased pressure on these sources of liquidity. MCP, LLC has been unable to meet its obligations for principal and interest payments as described above, nor has it been able to meet certain financial covenants under the GECC credit facility. A level of short-term liquidity continues to be provided from operations and working capital management. In connection with the Chapter 11 Proceeding, MCP, LLC and GECC have agreed on the terms of the DIP financing, certain terms of which are described in Note 7 to the unaudited financial statements included in this periodic report on Form 10-Q. The Bankruptcy Court has approved the interim DIP financing. MCP, LLC expects that the DIP financing and the cash collateral thereunder (i.e., the cash generated by operations during the Chapter 11 Proceeding), will contribute to the MCP, LLC's liquidity requirements prior to the sale of the business.

Warrant

        In conjunction with the March, 2002 credit facility, MCP, LLC issued to GECC a common stock warrant to purchase 70% ("Warrant Ownership Percentage") of the outstanding ownership interests (on a fully diluted basis) of MCP, LLC. This warrant relates only to MCP, LLC and does not relate to either the Class A or Class B Common Stock of Morton Industrial Group, Inc. The Warrant Ownership Percentage shall be reduced to 35% if the loan is repaid in full before March 25, 2004. If adjusted EBITDA for the year ending December 31, 2003, as defined in the agreement, is at least $8,000,000 and the Warrant Ownership Percentage has not already been reduced, the Warrant Ownership Percentage shall be reduced to 51%.

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

Preferred Stock

        As part of the financing for the 1999 acquisition of MCP, LLC, we issued 10,000 shares of redeemable preferred stock, which we must redeem in April, 2004 at $1,000 per share plus any dividends accrued since April 15, 1999. The $10 million face value preferred stock was recorded at its fair value of $4.25 million. We are accreting the discount over a five-year period using the effective yield method. Dividends are payable in kind at the rate of 8% per annum. We believe that certain provisions of the agreement with Worthington preclude the payment of dividends, and no dividends have been accrued in 2000, 2001 or 2002. There are current legal proceedings related to certain Worthington matters.

Capital Expenditures

        We incurred $3.0 million of capital expenditures during the first nine months of 2002, primarily for the update and purchase of manufacturing equipment.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        We are exposed to interest rate changes primarily as a result of our lines of credit and long-term debt used for maintaining liquidity, funding capital expenditures, and expanding our operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower overall borrowing costs. To achieve our objectives, we entered into two separate financing agreements with a group of banks and another lender. Both financing arrangements contain term loans and revolving credit facilities. Interest is based on a benchmark rate plus an applicable variable margin. We have also entered into two interest rate swap agreements, as required by one of our bank financing arrangements, to limit the effect of increases in the interest rates on half of its floating rate term debt. Under the swap agreements, which expire May 31, 2003 to June 30, 2003, a LIBOR-equivalent interest rate component of the interest rate are adjusted to 5.875% on half of the Company's $29.9 million term loans.

        The Company does not enter into interest rate transactions for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

        An evaluation was performed within the last ninety days under the supervision and with the participation the Company's management, including the Chairman and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness and design of operations of the Company's disclosure controls and and procedures. Based on that evaluation, and subject to the matters described in the following paragraphs of this Item 4, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 28, 2002, with appropriate adjustments to the financial statements for the MCP, LLC subsidiary for the matters described below. There have been no significant changes in the Company's internal controls or in other factors, outside of MCP, LLC, that could significantly affect internal controls subsequent to September 28, 2002.

        As disclosed in the August 14, 2002 Form 12b-25 filing with the Securities and Exchange Commission, based on certain allegations of accounting improprieties at MCP, LLC, the Company's Audit Committee planned to conduct a formal inquiry into the accounting practices at MCP, LLC. The Audit Committee subsequently retained independent accountants and counsel to assist in conducting the inquiry. Although the Company understands that the Audit Committee's counsel and auditors have delivered reports to it, the Company has not received copies. The Chairman of the Audit Committee has advised the Company, however, that a letter describing the Committee's findings and recommendations is being prepared for delivery to the Company in the near future.

        The Company expects that the recommendations of the Audit Committee will lead to the Company's initiating corrective actions with respect to internal controls at MCP, LLC. The timing of the Section 363 sale of the assets of MCP, LLC and Kentucky in the Chapter 11 Proceeding will determine the extent to which any such corrective actions become effective during the remaining period of MCP, LLC's and Kentucky's operations as subsidiaries of the Company.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        There have been no significant changes in the status of the Worthington Industries, Inc. suit referenced in the Company's Form 10-K for 2000 filed with the Securities and Exchange Commission on April 2, 2001. The portion of this litigation that involved MCP, LLC as a defendant will be subject to the automatic stay of MCP, LLC's Chapter 11 Proceeding.

        As described in the Company's Form 10-K/A for the year ended December 31, 2001, Victory Lane Productions, LLC filed suit against MCP, LLC. That trial was scheduled to begin November 4, 2002, but was stayed under the automatic stay arising under the Chapter 11 Proceeding.

        Refer to Note 9, Chapter 11 Proceeding of MCP, LLC, in the accompanying financial statements regarding a filing by MCP, LLC under Chapter 11 of the United States Bankruptcy Code.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        As discussed in Note 7 to the unaudited financial statements in this periodic report on Form 10-Q and in the liquidity discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations," MCP, LLC is in default under its March 2002 revolving and term credit facilities with GECC. The defaults occurred under financial payment and other covenants. The principal amount of the indebtedness in default totals $30,487,000 at November 12, 2002. Plastics has not paid interest on its debt under the March 2002, credit facilities since August 1, 2002, and accrued unpaid interest totals $721,400 on November 12, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A)  Exhibits

11.	The computation can be determined from this report
99.1	Senior Secured, Super-Priority Debtor-in-Possession Credit Agreement
99.2	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: November 12, 2002

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

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of Directors (or persons performing the equivalent function);

  (a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditor any material weaknesses in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ WILLIAM D. MORTON William D. Morton Chairman and Chief Executive Officer

  November 12, 2002

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

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  (d)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (e)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (f)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of Directors (or persons performing the equivalent function);

  (c)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditor any material weaknesses in internal controls; and

  (d)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
/s/ THOMAS D. LAUERMAN Thomas D. Lauerman Vice President of Finance November 12, 2002

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
MORTON INDUSTRIAL GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS For the Three and Nine Months Ended September 28, 2002 and September 29, 2001 (Dollars In Thousands, Except Per Share Data) (Unaudited)
MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS September 28, 2002 and December 31, 2001 (Dollars in thousands) (Unaudited)
MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Stockholders' Equity (Deficit) For the Nine Months Ended September 28, 2002 (Dollars in thousands) (Unaudited)
MORTON INDUSTRIAL GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW For the Nine Months Ended September 28, 2002 and September 29, 2001 (Dollars In Thousands) (Unaudited)
MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the Three and Nine Months Ended September 28, 2002 and September 29, 2001 (Dollars in Thousands, except per share data) (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES