Form 10-K
period 2002-12-31
MORTON INDUSTRIAL GROUP INC
filed 2003-03-31
CIK 64247

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the
Act). Yes ☐    No ☒

        The aggregate market value of the common stock held by non-affiliates of the registrant (based upon the last reported sale price on the Nasdaq Small Cap Market) on the last business day of the registrant's most recently completed second fiscal quarter was approximately $440,000.

        As of March 19, 2003, the aggregate market value of the Class A Common Stock held by non-affiliates was approximately $440,000 and there were 4,460,547 shares of Class A Common Stock and 200,000 shares of Class B Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held in June 2003 are incorporated by reference into Part III hereof.

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

PART I

Item 1. Business

General Development of Business

        On January 20, 1998, Morton Metalcraft Holding Co. and its subsidiaries ("Morton") merged (the "Merger") with MLX Corp. ("MLX"), with MLX being the surviving corporation. As a result of the Merger, Morton ceased to exist as a separate corporate entity and MLX amended its Articles of Incorporation to change the corporate name of MLX to Morton Industrial Group, Inc. (the Company). Morton was engaged in the business of manufacturing fabricated metal components for construction and agricultural original equipment manufacturers and other industrial customers.

        Since the date of Merger, we have made four acquisitions in 1998, and one acquisition in 1999. We have had one disposition at the end of 1999, one disposition at the end of 2002 and currently have one reporting unit being held for sale.

        We established our Morton Custom Plastics Division in March 1998 through the acquisition of Carroll George Inc., located in Northwood, Iowa, a manufacturer of thermoformed acoustic products for construction and agricultural original equipment manufacturers. We expanded our plastic manufacturing capabilities and capacity with the acquisition of Mid-Central Plastics in May 1998. Operating out of West Des Moines, Iowa, this facility specializes in manufacturing injection molded plastic products for construction and agricultural original equipment manufacturers as well as other industrial customers. We sold the assets of Carroll George Inc. on December 31, 1999. Mid-Central Plastics, Inc. is currently being held for sale.

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

        On April 15, 1999, we acquired from Worthington Custom Plastics three manufacturing facilities that produce plastic components for industrial original equipment manufacturers. The Worthington acquisition expanded our plastic product offerings to include appliance parts, electronics housings and other injection molded and thermoformed plastic products. These plastics facilities operated as Morton Custom Plastics, LLC (MCP, LLC).

        On November 1, 2002, MCP, LLC, filed for protection as debtor-in-possession under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Before filing, MCP, LLC had negotiated the terms of an agreement for sale of substantially all of its assets to Wilbert, Inc., pursuant to an Asset Purchase Agreement. Under the agreement, Wilbert, Inc. also assumed the liabilities of MCP, LLC under certain of their contracts and leases. This sales transaction was completed on December 24, 2002, with the cash consideration applied to the reduction of MCP, LLC's senior secured debt. As a result of the sale, the registrant received no proceeds. The results of the MCP, LLC operations are reported as discontinued operations.

        Subsequent to this series of transactions, the Company now operates its metal fabrications operations in Illinois, North Carolina and South Carolina. The Company also continues to operate its injection molding business in Iowa, which is held for sale and reported as a discontinued operation.

Narrative Description of Business

BUSINESS

Overview

        We are a contract manufacturer of highly engineered metal components and subassemblies for industrial, construction, agricultural and recreational vehicle original equipment manufacturers ("OEM's"). Our metal products include cabs, engine enclosures, panels, platforms, frames and complex weldments used in backhoes, excavators, tractors, motor homes and similar industrial equipment. Our largest customers include Deere & Co. ("Deere") and Caterpillar Inc. ("Caterpillar"). Our seven manufacturing facilities are located in the Midwestern and southeastern United States in close proximity to their customers. Our plastics business that is being held for sale manufactures plastic components and subassemblies in one facility for use by manufacturers of off-road recreational vehicles. We have not yet entered into any agreements or commitments with respect to the sale of the plastics business.

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

        Historically, our largest customers, Deere and Caterpillar, have been supplied by a large number of local suppliers that would each produce a small number of products. As these OEMs have increased the complexity of their equipment and become more dependent on component and subassembly suppliers, they have reduced the size of their supplier base and have established close relationships with a smaller number of sophisticated suppliers who can provide a range of services, including design engineering, prototyping, sophisticated quality systems, and just-in-time delivery. The high levels of service necessary to serve these customers, coupled with significant tooling investments, have resulted in the sole-sourcing of many products rather than dual or multi-sourcing. Currently, we are the sole-source provider of over 85% of the products that we supply to our customers. As these customers continue to reduce the size of their supplier base and outsource a growing percentage of their product needs, we expect to become the sole-source provider on an increasing number of products.

        Virtually all of our customers are located in the United States, and we do not have material sales to foreign customers.

Industrial Equipment

        We produce a range of components and subassemblies for equipment used in a variety of industrial applications. Our products are used in store fixtures, power generators and recreational vehicles. Customers in the industrial equipment area generally serve stable or growth markets, and these customers include Caterpillar, Hallmark and Arctic Cat. Industrial equipment products account for approximately 20% of our 2002 net sales.

Construction Equipment

        The $22 billion U.S construction equipment industry includes construction, earth moving and forestry equipment, as well as some material handling equipment, lifts, off-highway trucks and a variety of machines for specialized industrial applications. Caterpillar and Deere dominate the U.S. construction equipment industry, and together accounted for approximately 50% of total unit sales in 2002. We supply metal components and subassemblies, such as engine enclosures, cabs, platforms, frames and complex weldments as well as plastic components such as interior cab dash surround panels, air ducts and handles. Our customers use these products in backhoes, excavators, wheel loaders, skid-steer loaders, lifts and similar construction equipment. Our sales per construction equipment vehicle range from $500 to $2,500. Construction equipment products account for approximately 58% of our 2002 net sales.

Agricultural Equipment

        The $15 billion U.S. agricultural equipment industry includes large, relatively expensive products such as tractors, combines and other farming equipment. Deere and Caterpillar accounted for approximately 35% of total agricultural equipment unit sales in 2002. We supply metal components and subassemblies such as steps, feeder housings, grills, and landing decks as well as plastic components such as fenders, tool boxes, facia and covers used in tractors, combines and other agricultural equipment. Our sales per agricultural equipment vehicle range from $200 to $4,000. Agricultural equipment products account for approximately 22% of our 2002 net sales.

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

  •
  Special Weldments—lift arms, seat modules, frames, guards, platforms, step assemblies and cabs used in backhoes, excavators, crawlers, tractors and skid steer loaders; components for refuse haulers and recreational vehicles.

  •
  Fabricated Steel Tanks—fuel and hydraulic fluid reservoirs used in motor graders, trucks, crawlers, wheel loaders and excavators.

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

Injection Molded Plastic Components (Operation held for sale)

        Our injection molded plastic capabilities include such secondary and assembly processes as ultrasonic and hot plate welding, adhesive and solvent bonding, insert staking, snapfit and fastener assembly. Our capabilities in injection molded processes include a wide range of injection molding machine press sizes and gas assist units.

        Plastic Components include:

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

Prototyping/Tooling

        This service category includes prototyping, tooling and pre-production steps in the manufacturing process. Our dedicated prototype and tooling departments work with customers throughout development efforts, allowing for a smooth introduction of new products.

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

Engineering and Design Capabilities

        Engineering capabilities have become increasingly emphasized as suppliers provide design services for new projects. Computer aided design capabilities include Pro/ENGINEER, Anvil 1000/5000, Apollo, Merry Mechanization and CADKEY. We have focused our computer aided design investment on the Pro/ENGINEER system during the last several years because Pro/ENGINEER is the preferred system of the majority of our customers. Computer aided design allows us to download completed and approved designs directly to production equipment in most plants. The resulting direct interaction between customers' designers and our engineers facilitates joint development of new components and redesigns of old parts.

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

        Injection Molded Plastic Components.    Our injection molded plastic capabilities include secondary operations such as ultrasonic and hot plate welding, adhesive and solvent bonding, insert staking, snapfit and fastener assembly. Our injection molded processes use injection molding machine presses and gas assist units. As noted above, we are holding our plastics business for sale.

Raw Materials

        The primary raw materials that we use are sheet steel, compounded injection molding resins, assembly parts and paint. Prices of these raw materials fluctuate, although the price of our most significant raw material, steel, had dropped over the past several years, until 2002, when we experienced some increases in pricing. Historically we have been able to negotiate with our customers to have them absorb increases in our raw material costs. In addition, we have generally passed on reductions in our raw material costs to our customers. We also participate in the steel purchase programs of certain major customers which lowers our cost for steel. Generally, we purchase our raw materials from multiple suppliers, and we believe that the prices we obtain are competitive.

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

Regulatory/Environmental Matters

        Our operations are subject to numerous federal, state and local environmental and worker health and safety laws and regulations. We believe that we are in substantial compliance with such laws and regulations and have not budgeted any material capital expenditures for environmental control facilities.

Financial Information about Industry Segments

        We have one continuing reportable segment—contract metal fabrication. The contract metal fabrication segment provides full-service fabrication of parts and sub-assemblies for the construction, agricultural, and industrial equipment industry.

Backlog

        Our backlog of orders for continuing operations was approximately $95 million at December 31, 2002, and $90 million at December 31, 2001. We anticipate that we will substantially fill all of the December 31, 2002, backlog orders during the current year.

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

Employees

        As of March 1, 2003, we employed 977 employees in our continuing operations, of which 798 were hourly and 179 were salaried. None of these employees was subject to a collective bargaining agreement. We believe our relationship with our employees is good.

Internet

        You can find our web page at www.mortongroup.com. We posted our 2001 Annual Report on Form 10-K and our Annual Report to Shareholders on our web page, and we intend to post this Annual Report on Form 10-K and the 2002 Annual Report to Shareholders as well. We have not begun posting quarterly and other SEC filings.

Item 2. Properties

        The following table presents summary information regarding our facilities. The properties are owned except where indicated by the word "leased". Lease terms for these facilities expire between 2003 and 2008. Our facilities are generally located in close proximity to our customers.

Location	Approx. Sq. Ft.	Products Manufactured
1021 West Birchwood Street, Morton, IL	280,000	Sheet metal enclosures and boxes, sheet metal component packages and store fixtures
400 Detroit Avenue, Morton, IL (leased)	155,000	Special weldments, including seat modules, cabs and fabricated steel tanks
Peoria, IL (leased)	140,000	Special weldments, including feeder housings and tractor frames; the operations of the Peoria facility will be transferred to the two Morton facilities during 2003.
Apex, NC (leased)	100,000	Special weldments, sheet metal enclosures and boxes, sheet metal component packages and fabricated steel tanks
Honea Path, SC	30,000	Store fixtures and sheet metal component packages
Welcome, NC	185,000	Sheet metal enclosures and boxes, special weldments, fabricated steel tanks and sheet metal component packages
West Des Moines, IA (held for sale)	115,000	Off road work and recreational vehicle parts and subassemblies, off road vehicle interiors and furniture components

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

Item 3. Legal Proceedings

Worthington

        On May 1, 2000, Worthington Industries, Inc. (Worthington) filed suit (in the United States District Court for the Southern District of Ohio, Eastern Division) against us and Morton Custom Plastics, LLC ("MCP, LLC") related to MCP, LLC's 1999 acquisition of the non-automotive plastics business from Worthington. Worthington claimed that it was owed additional amounts under the sale agreement and a related service agreement, and that it was owed dividends on shares of our preferred stock that it received. We believed that certain warranties and representations made by Worthington at the time of acquisition were breached and that amounts claimed by Worthington were not due. We had filed a counterclaim against Worthington related to these matters. The case has been stayed because of the bankruptcy of MCP, LLC (discussed immediately below), although it appears that Worthington may attempt to continue the litigation against us on the dividend matter.

Morton Custom Plastics, LLC

        On November 1, 2002, Morton Custom Plastics, LLC (MCP, LLC), Morton Holdings, LLC (Holdings) and Morton Lebanon Kentucky IBRB, LLC (Kentucky), three of our subsidiaries, filed as debtors-in-possession under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Before filing, MCP, LLC and Kentucky had negotiated the terms of an agreement for sale of substantially all of their assets to Wilbert, Inc., pursuant to an Asset

Purchase Agreement. Under the agreement, Wilbert, Inc. also agreed to assume the liabilities of MCP, LLC and Kentucky under certain of their contracts and leases.

        The sale of MCP, LLC's, Holding's and Kentucky's assets was completed on December 24, 2002, in accordance with Section 363 of the United States Bankruptcy Code. The proceeds from the sale were used to retire a portion of the then-existing debt and pay expenses of the sale. The registrant received no proceeds from the sale.

Other

        On January 30, 2001, Victory Lane Productions, LLC filed suit against MCP, LLC (in the Circuit Court of Rankin County, Mississippi) related to a breach of contract for failure to deliver ordered product. The plaintiff was seeking compensatory and punitive damages, and MCP, LLC, filed a counterclaim. The case was stayed as a result of the bankruptcy of MCP, LLC.

        We are also involved in routine litigation. We are not currently a party to any legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Submission of Matters to Vote of Security Holders

        Not applicable

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        From January 1 through October 19, 2000, our Class A common stock traded on the Nasdaq Small Cap Market under the symbol "MGRP". Effective October 20, 2000, the Company's Class A common stock began trading on the Nasdaq Small Cap Market under the symbol "MGRPC". Effective April 11, 2001, the Company's ticker symbol on the Nasdaq Small Cap Market was restored to MGRP. Effective August 1, 2002, trading of the Company's Class A common stock moved to the OTC Bulletin Board from the Nasdaq Small Cap Market (the Company elected not to appeal a notice from the Nasdaq Listing Qualifications Department to delist the Company's Class A common stock). Subsequent to this change, the Company's ticker symbol was changed to MGRPE. Effective September 27, 2002, the trading of the Company's Class A common stock was moved to OTC. Effective with this change, the Company's ticker symbol returned to MGRP.

        The following table sets forth for 2001 and 2002 the quarterly high and low bid prices and, with respect to the OTC market, high and low bid quotations. OTC market quotations reflect interdealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

	High	Low
2002
October 1 to December 31	$0.350	$0.010
July 1 to September 30	$0.350	$0.040
April 1 to June 30	$1.050	$0.120
January 1 to March 31	$1.200	$0.320
2001
October 1 to December 31	$1.500	$1.010
July 1 to September 30	$1.500	$1.000
April 1 to June 30	$2.000	$1.200
January 1 to March 31	$2.000	$1.313

        We obtained the foregoing information from research services made available by Nasdaq for 2001 and the first two quarters of 2002, and by Pink Sheets for the last two quarters of 2002.

        As of March 18, 2003 there were 3,348 holders of record and 1,814 beneficial holders of our Class A Common Stock.

        We did not declare or pay any common stock dividends in our fiscal years ended December 31, 2002 and 2001. Our credit agreements preclude the payment of dividends.

        During the year ended December 31, 2002, we did not issue any shares of capital stock that were unregistered under the Securities Act of 1933.

        On September 20, 2000, the Company issued warrants to purchase 238,548 shares of its Class A common stock to the members of the Harris syndicate pursuant to a credit agreement amendment. The warrants are exercisable at any time through December 31, 2005 at an exercise price of $.01 per share.

Item 6. Selected Financial Data

SELECTED HISTORICAL FINANCIAL DATA

        Set forth below are certain selected historical financial data. This information should be read in conjunction with our financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein. The financial data for, and as of the end of, the fiscal years ended December 31, 1998, 1999, 2000, 2001 and 2002 are derived from our audited financial statements.

	Year Ended December 31,
	1998	1999	2000	2001	2002
Operating data:
Net sales	$116,293	$102,885	$147,417	$127,103	$116,567
Cost of sales	99,925	88,987	128,007	111,358	101,522
Gross profit	16,368	13,898	19,410	15,745	15,045
Selling and administrative expenses	11,313	14,120	12,874	13,131	12,170
Restructuring charges	—	—	—	1,323	—
Operating income (loss)	5,055	(222)	6,536	1,291	2,875
Gain (loss) on sale of business units and other	(176)	2,327	(248)	(610)	365
Interest expense, net	(3,618)	(4,454)	(7,376)	(6,706)	(4,228)
Earnings (loss) before income taxes, accounting change and extraordinary charge	1,261	(2,349)	(1,088)	(6,025)	(988)
Income taxes	151	(643)	(632)	1,242	(288)
Earnings (loss) before discontinued operations and cumulative effect of change in accounting principle	1,110	(1,706)	(456)	(7,267)	(700)
Net income (loss) from operations of discontinued plastics operations	163	(5,951)	1,048	(9,454)	6,790
Earnings (loss) before cumulative effect of accounting change	1,273	(7,657)	592	(16,721)	6,090
Cumulative effect of change in accounting principle	—	(1,074)	—	—	(8,118)
Net earnings (loss)	1,273	(8,731)	592	(16,721)	(2,028)
Accretion of discount on preferred shares	—	(1,129)	(898)	(1,066)	(1,265)
Net earnings (loss) available to common shareholders	1,273	(9,860)	(306)	(17,787)	(3,293)
Earnings (loss) per share—basic and diluted:
Earnings (loss) from continuing operations.	0.27	(0.63)	(0.30)	(1.81)	(0.42)
Earnings (loss) from discontinued operations	0.04	(1.32)	0.23	(2.06)	1.46
Cumulative effect of a change in accounting principle	—	(0.24)	—	—	(1.75)
Total earnings (loss) per share	0.31	(2.19)	(0.07)	(3.87)	(0.71)
Financial position (at end of period):
Working capital	$8,448	$10,011	$12,774	$(1,475)	$(2,294)
Total assets	99,603	125,908	130,533	106,517	56,853
Total debt	70,292	90,956	88,357	79,138	45,102
Stockholders' equity (deficit)	$6,058	$(3,754)	$(3,157)	$(20,944)	$(24,224)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this annual report.

General

        We are a contract manufacturer of highly engineered metal components and subassemblies for construction, agricultural and industrial original equipment manufacturers. Our largest customers, Caterpillar Inc. and Deere & Co., accounted for approximately 87% of our 2002 net sales.

        We price our fabricated metal products on a cost plus basis. In pricing our products, we consider the volume of the product to be manufactured, required engineering resources and the complexity of the product.

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

Results of Operations

        The following table presents certain historical financial information expressed as a percentage of our net sales.

	Year Ended December 31,
	2000	2001	2002
Statements of Operations Data:
Net sales	100.0%	100.0%	100.0%
Gross profit	13.2	12.4	12.9
Selling and administrative expenses	8.7	10.3	10.4
Restructuring charges	—	1.0	—
Operating income	4.4	1.0	2.5
Interest expense, net	5.0	5.3	3.6
Loss before income taxes, discontinued operations and cumulative effect of accounting change	(.7)	(4.7)	(.8)

Year Ended December 31, 2002 versus Year Ended December 31, 2001

        Net sales for the year ended December 31, 2002 were $116.6 million compared to $127.1 million for the year ended December 31, 2001, a decrease of $10.5 million or 8.3%. The sales decrease resulted primarily from decreased unit demand by customers, the soft status of the general economy and some continuing modest pricing pressure from major customers. Based upon forecasts and the addition of new customers, the Company currently anticipates modest revenue growth for 2003.

        Sales to Caterpillar and Deere were approximately 87% and 91% of our net sales for 2002 and 2001, respectively.

        Gross profit for the year ended December 31, 2002 was $15.0 million compared with $15.7 million for the year ended December 31, 2001, a decrease of $0.7 million or 4.4%. The Company's gross profit percentage increased to 12.9% from 12.4%. The gross profit percentage was reduced by increased raw materials costs, but offset by reduced manufacturing costs resulting from various manufacturing cost saving initiatives.

        Selling and administrative expenses for the year ended December 31, 2002 amounted to $12.2 million, or 10.4% of sales, compared with $13.1 million, or 10.3% of sales in the prior year, a decrease of nearly $1.0 million or 7.3%. This decreased expense related primarily to a continuing effort to achieve appropriate employment levels for selling and administration functions and the elimination of goodwill amortization of $0.4 million due to the implementation of SFAS 142.

        Interest expense in the year ended December 31, 2002 amounted to $4.2 million compared to $6.7 million in 2001. This decrease resulted from both lower average levels of debt and lower average interest rates.

        Other income for the year ended December 31, 2002 resulted primarily from an unrealized gain of $365,000 on the Company's interest rate swaps. Other expense of $610,000 for the year ended December 31, 2001, resulted primarily from an unrealized loss on the Company's interest rate swap.

        We recognized an income tax benefit of approximately $0.3 million from continuing operations in 2002, which represents a Federal income tax refund recovered under the carryback provisions of the Jobs Creation and Worker Assistance Act of 2002. We did not provide a tax benefit on the continuing operations loss of $1.0 million. The impact of the net operating loss carryforward from continuing operations was offset by a change in the valuation allowance. The deferred tax asset valuation allowance was also increased to reflect lower anticipated utilization of income tax net operating loss carryforwards due to the discontinuation of the plastics operations. The increase in the valuation allowance related to discontinued operations is offset by Federal income tax refunds of $1.2 million. The utilization of the income tax net operating loss carryforwards, and the realization of deferred tax assets, is based upon the Company's future ability to generate the estimated taxable income.

        The net income of discontinued operations of approximately $6.8 million includes a gain on disposal of approximately $17.8 million, operating losses of approximately $8.9 million, an income tax benefit related to Federal income tax refunds of approximately $1.2 million and an income tax charge related to the decrease in deferred income tax asset of approximately $3.4 million. The operating losses of discontinued operations were comparable to the 2001 total of $8.6 million. The discontinued operations are discussed in more detail in Note 3 of the accompanying financial statements.

        In accordance with SFAS No. 142, the Company has not amortized goodwill during the year ended December 31, 2002. Had goodwill not been amortized during 2001, net earnings (loss) available to common stockholders for the year 2001 would have been $(17.4) million, or $(3.78) per share.

        Net loss available to common stockholders decreased from $(17.8) million for the year ended December 31, 2001 to $(3.3) million for the year ended December 31, 2002. This decreased net loss resulted primarily from improved manufacturing processes on reduced sales, reduced interest costs on lower debt levels, the benefits of a Federal income tax refund, and a gain recognized on the disposal of discontinued plastics operations, reduced by the cumulative effect of change in an accounting principal of $8.1 million to recognize impairment of goodwill.

Year Ended December 31, 2001 versus Year Ended December 31, 2000

        Net sales for the year ended December 31, 2001 were $127.1 million compared to $147.4 million for the year ended December 31, 2000, a decrease of $20.3 million or 13.8%. The sales decrease resulted primarily from a significant project completed in 2000 that did not repeat in 2001, decreased unit demand by customers, the soft status of the general economy and from some continuing modest pricing pressure from major customers.

        Sales to Caterpillar and Deere were approximately 91% and 89% of our net sales for 2001 and 2000, respectively.

        Gross profit for the year ended December 31, 2001 was $15.7 million compared with $19.4 million for the year ended December 31, 2000, a decrease of $3.7 million or 18.9%. The Company's gross profit percentage decreased to 12.4% from 13.2%. The gross profit dollar decrease and percentage decrease were reduced primarily by the decrease in sales and related increased amounts of manufacturing variances.

        Selling and administrative expenses for the year ended December 31, 2001 amounted to $13.1 million, or 10.3% of sales, compared with $12.9 million, or 8.7% of sales in the prior year, an increase of $0.3 million or 2.0%. The increased percentage related primarily to the decrease in sales.

        The Company recognized a restructuring charge of $1.3 million in the fourth quarter, 2001, associated with the restructuring and consolidation of certain of its Illinois plants. The restructuring included $510,000 for costs associated with certain leased facilities which will no longer be used, and a $813,000 impairment charge for the abandonment of certain leasehold improvements.

        Interest expense in the year ended December 31, 2001 amounted to $6.7 million compared to $7.4 million in 2000. This decrease resulted from both lower average levels of debt and lower average interest rates.

        Other expense for the year ended December 31, 2001 resulted primarily from an unrealized loss of $610,000 on the Company's interest rate swaps. Other expense of $248,000 for the year ended December 31, 2000, resulted primarily from an unrealized loss on the Company's interest rate swap.

        We recognized income tax expense of approximately $1.2 million from continuing operations in 2001, which represents an increase in our deferred tax asset valuation allowance. The deferred tax asset valuation allowance was increased to reflect lower anticipated utilization of income tax net operating loss carryforwards than estimated at the preceding year end. An additional income tax charge is included in discontinued operations. The utilization of the income tax net operating loss carryforwards, and the realization of deferred tax assets, is based upon the Company's future ability to generate the estimated taxable income.

        The net loss of discontinued operations of approximately $9.5 million includes operating losses of approximately $8.6 million and an income tax charge related to the decrease in deferred income tax assets of approximately $0.9 million. This loss, compared to operating income in 2000 of $0.5 million from discontinued operations resulted primarily from a significant decrease in sales volume. The discontinued operations are discussed in more detail in Note 3 of the accompanying financial statements.

        Net loss available to common stockholders increased from $(0.3) million for the year ended December 31, 2000 to $(17.8) million for the year ended December 31, 2001. This increased net loss resulted primarily from reduced sales, the net loss related to discontinued operations and the reduction of the deferred tax assets, offset by reduced interest costs on lower debt levels.

Financial Position and Liquidity

        Historically, we have funded our business with cash generated from operations and borrowings under revolving credit and term loan facilities. In the years ended December 31, 2000, 2001 and 2002 we generated cash from operating activities of $2.9 million, $12.4 million and $7.5 million, respectively. Our capital expenditures for the years ended December 31, 2000, 2001 and 2002 were $6.7 million, $4.4 million and $4.0 million, respectively. These capital expenditures were principally for additions to improve or maintain our manufacturing capacity and efficiency.

        Our consolidated working capital at December 31, 2002 was a deficit of $2.3 million compared to a working capital deficit of $1.5 million at December 31, 2001. This represents a decrease in working capital of approximately $0.8 million. This working capital decrease results from several factors, including the impacts of discontinued operations.

        In February 2002, the Company entered into a new secured revolving credit facility with the Harris syndicate. The revolving credit agreement permits the Company to borrow up to a maximum of $21.0 million. The agreement requires payment of a quarterly commitment fee of .50% per annum of the average daily unused portion of the revolving credit facility. Interest is due monthly and is based upon bank prime plus 1.5% (effective rate of 5.75% at December 31, 2002). The Company, alternatively, could select a LIBOR plus 4.0% interest rate. The amount available under the revolving credit facility is limited to 85% of qualified accounts receivable, 50% of eligible inventory, plus $2.5 million of other assets. The revolving credit agreement was originally set to mature on July 1, 2003. As described below, that date has been extended to April 1, 2004. At December 31, 2002, the Company had $18.6 million outstanding and $262,000 available under this credit facility.

        In February 2002, the Company also entered into a secured term loan arrangement with the Harris syndicate for a term loan of $32.9 million. The new Harris syndicate term loan arrangement replaced existing term loans and did not provide additional availability. The term loan under this financing arrangement is amortized monthly with principal payments ranging from $235,000 to $500,000 and the balance of $24.9 million due originally on July 1, 2003 (now extended to April 1, 2004). Interest is due monthly and is based upon bank prime plus 1.5% (effective rate of 5.75% at December 31, 2002). The Company, alternatively, could select a LIBOR plus 4.0% interest rate.

        In connection with these Harris syndicate loans, we have granted the lender a first lien on all of the Company's accounts receivable, inventory, equipment and various other assets. These Harris syndicate debt agreements contain restrictions on capital expenditures, additional debt or liens, investments, mergers and acquisitions, asset sales and payments such as dividends or stock repurchases. No amount was available for payment of dividends at December 31, 2001 and 2002. The agreements also impose various financial covenants, including financial performance ratios.

        The February, 2002 Harris syndicate agreement has been amended three times, most recently on February 28, 2003. Among the key provisions of the amendments: (i) extension of the maturity date to April 1, 2004; (ii) revisions in the monthly amortization of principal, with $50,000 payable on February 28, 2003, $100,000 payable on March 31, 2003, $350,000 payable on April 30, 2003, and $500,000 payable each month end thereafter until December 31, 2003, and $250,000 payable each month end thereafter until the April 1, 2004 maturity date, at which time the term loan balance of $22.2 million will be due. Also, effective February 28, 2003 under the revolving credit facility, the limit of eligible inventory was increased to 60% and the amount of other assets eligible became $3.5 million. The Company intends to obtain loans or funding support from other sources, or extend its existing credit facility, by the maturity date of the current agreement.

        Should the Mid-Central Plastics, Inc. operations be sold prior to maturity of the Harris syndicate loans, a portion of the net cash proceeds from the sale are required to be applied against the balance of the revolving line of credit.

        In connection with the Harris financing, we have two fixed interest rate swap agreements with a commercial bank (the "counter party"). The first agreement has a notional principal amount of $2.8 million and a termination date of May 31, 2003. The second agreement has a notional principal amount of $13.9 million and a termination date of June 30, 2003. The notional principal amount declines over the term of both agreements based upon a defined amortization schedule. The counter party waived its unilateral right to cancel both agreements as of June 30, 2001. As described in Item 7A below, these agreements are for the purpose of limiting the effects of interest rate increases on half of the Company's floating rate term debt.

        Historically, we have met our near term liquidity requirements for our businesses with cash flow from operations, the Harris line of credit, and management of our working capital to reflect current levels of operations. The national economic slowdown, which our reduced revenues reflect, has increased pressure on these sources of liquidity. We anticipate that the February, 2002 agreements with the Harris syndicate, as amended on February 28, 2003, will assist us in meeting our liquidity requirements through the term of these agreements.

        As part of the financing for the 1999 Morton Custom Plastics, LLC acquisition, we issued 10,000 shares of redeemable preferred stock, which becomes redeemable on April 15, 2004 at $1,000 per share plus any dividends accrued since April 15, 1999. The $10 million face value preferred stock was recorded at its fair value of $4.25 million. We are accreting the discount over a five year period using the effective yield method. Dividends are payable in kind at the rate of 8% per annum. Certain provisions of the agreement with Worthington preclude the payment of dividends, and no dividends have been accrued since 1999. There are legal proceedings related to certain Worthington matters as described in Part I, Item 3. We plan to continue negotiations with Worthington to resolve all of the issues presented by the preferred stock, within the limitations of our available liquidity in 2004, but there are no assurances that we will be successful in our efforts.

        We incurred $4.0 million of capital expenditures during 2002, primarily for updating and purchases of manufacturing equipment. Of the $4.0 million of capital expenditures, $2.3 million related to continuing operations.

        We estimate that our capital expenditures for continuing operations in 2003 will total approximately $2.4 million, of which $1.0 million will be for new production equipment and the remaining $1.4 million will be for normal replacement items.

Selected Quarterly Financial Information (Unaudited)

        Selected quarterly financial information for the years ended December 31, 2002 and 2001 is as follows:

	First quarter	Second quarter	Third quarter	Fourth quarter	Total year
	(in thousands, except per share data)
2002:
Sales	$29,177	$32,241	$28,981	$26,168	$116,567
Gross margin	4,117	4,850	3,385	2,693	15,045
Operating income (loss)	1,160	1,402	647	(334)	2,875
Earnings (loss) before discontinued operations and cumulative effect of accounting change	184	(473)	(321)	(90)	(700)
Net earnings (loss) from discontinued operations	(526)	(2,770)	(4,326)	14,412	6,790
Cumulative effect of change in accounting principle	—	(8,118)	—	—	(8,118)
Net earnings (loss) available to common shareholders	(621)	(11,684)	(4,978)	13,990	(3,293)
Earnings per share of common stock-basic and diluted:
From continuing operations	(0.02)	(0.17)	(0.14)	(0.09)	(0.42)
From discontinued operations	(0.12)	(0.59)	(0.92)	3.09	1.46
Cumulative effect of change in accounting principle	—	(1.75)	—	—	(1.75)
Total	(0.14)	(2.51)	(1.06)	3.00	(0.71)
	First quarter	Second quarter	Third quarter	Fourth quarter	Total year
	(in thousands, except per share data)
2001:
Sales	$41,258	$35,534	$27,508	$22,803	$127,103
Gross margin	5,649	5,410	4,139	547	15,745
Operating income (loss)	1,737	2,336	844	(3,626)	1,291
Earnings (loss) before discontinued operations and cumulative effect of accounting change	(81)	615	(915)	(6,886)	(7,267)
Net earnings (loss) from discontinued operations	(120)	(1,839)	(706)	(6,789)	(9,454)
Cumulative effect of change in accounting principle	—	—	—	—	—
Net earnings (loss) available to common shareholders	(436)	(1,496)	(1,901)	(13,954)	(17,787)
Earnings per share of common stock-basic and diluted:
From continuing operations	(0.07)	0.07	(0.26)	(1.55)	(1.81)
From discontinued operations	(0.03)	(0.40)	(0.15)	(1.48)	(2.06)
Cumulative effect of change in accounting principle	—	—	—	—	—
Total	(0.10)	(0.33)	(0.41)	(3.03)	(3.87)

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

        The following table summarizes the Company's contractual obligations at December 31, 2002

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In Thousands)
Bank indebtedness
Term loan	$27,930	5,000	22,930	—	$—
Revolving line of credit	18,600	—	18,600	—	—
Other debt obligations	2,322	331	1,346	645	—
Operating leases	22,464	6,591	13,098	2,775	—

Total contractual cash obligations	$71,316	11,922	55,974	3,420	$—

        Under its bank credit facility, the Company has $618,000 standby letters of credit outstanding at December 31, 2002 in connection with lease obligations. Management expects that cash flow from operations and availability under its bank revolving line of credit will assist us in meeting our liquidity requirements through the term of its bank credit facility. At December 31, 2002, we had $262,000 in unused availability under the bank revolving line of credit.

        As described previously in the Financial Position and Liquidity section of this Form 10-K, the preferred stock issued by the Company becomes redeemable on April 15, 2004. There are legal proceedings related to certain Worthington matters as described in Part I, Item 3. We plan to continue negotiations with Worthington to resolve all of the issues presented by the preferred stock, within the limitations of our available liquidity in 2004, but there are no assurances that we will be successful in our efforts.

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

Allowance for Doubtful Accounts

        The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on customer credit-worthiness, historical write-off experience and general economic conditions and trends. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

Inventories

        Inventories are valued at the lower of cost or market. The Company evaluates its inventories for excess or slow moving items based on sales order activity and expected market changes. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to their net realizable value.

Fixed Asset Impairment

        The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Recoverability of Deferred Tax Assets

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

Impact of New Accounting Standards

        In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not believe the adoption of this statement will have a material impact on its financial position, results of operations, or cash flows.

        On December 31, 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123,  Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not currently have plans to change to the fair value method of accounting for our stock based compensation. The disclosure requirements are now effective.

        In November 2002, FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("Interpretation 45"), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. Interpretation 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees.

        Interpretation 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The Company has adopted the disclosure requirements of Interpretation 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002.

        In January 2003, FASB issued Interpretation 46, Consolidation of Variable Interest Entities ("Interpretation 46"), which addresses consolidation of certain variable interest entities and is effective January 31, 2003. The Company does not anticipate that the adoption of Interpretation 46 will have a material impact on its financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to interest rate changes primarily as a result of our lines of credit and long-term debt used for maintaining liquidity, funding capital expenditures and expanding our operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower overall borrowing costs. To achieve our objectives, we entered into a financing agreement with a group of banks. The financing arrangement contains a term loan and a revolving credit facility. Interest is based on our lead bank's prime rate plus an applicable variable margin. We have also entered into two interest rate swap agreements, as required by our bank financing arrangement, to limit the effect of increases in the interest rates on half of our floating rate term debt. We do not enter into interest rate transactions for speculative purposes. Under the swap agreements, which expire May 31, 2003 to June 30, 2003, the interest rate component of the interest rate is limited to 5.875% on half of our $27.8 million term loans under the financing arrangement.

Item 8. Financial Statements and Supplementary Data

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Independent Auditors' Report

The Board of Directors and Stockholders
Morton Industrial Group, Inc.:

We have audited the accompanying consolidated balance sheets of Morton Industrial Group, Inc. and Subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Morton Industrial Group, Inc. and Subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 7 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangible Assets.

KPMG LLP

Indianapolis, Indiana
March 21, 2003

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2001 and 2002
(Dollars in thousands, except share data)

	2001	2002
Assets
Current assets:
Trade accounts receivable, less allowance for doubtful accounts of $381 in 2001 and $84 in 2002	$18,989	5,251
Inventories	21,901	14,322
Prepaid expenses and other current assets	2,803	1,179
Deferred income taxes	800	400
Assets held for sale	—	8,990

Total current assets	44,493	30,142

Property, plant, and equipment, net	46,437	23,364
Intangible assets, at cost, less accumulated amortization	10,353	1,336
Deferred income taxes	4,148	1,351
Other assets	1,086	660

	$106,517	56,853

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Outstanding checks in excess of bank balance	$4,045	1,289
Current installments of long-term debt	5,268	5,331
Accounts payable	29,854	14,731
Accrued expenses	6,801	4,831
Liabilities held for sale	—	6,254

Total current liabilities	45,968	32,436
Long-term debt, excluding current installments	73,870	39,771
Other liabilities	280	262

Total liabilities	120,118	72,469

Redeemable preferred stock. Authorized 10,000 shares; issued and outstanding 10,000 shares in 2001 and 2002 (redemption value $10,567 at December 31, 2001 and 2002)	7,343	8,608

Stockholders' equity (deficit):
Class A common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 4,400,850 shares in 2001 and 4,460,547 shares in 2002	44	45
Class B common stock, convertible, $.01 par value. Authorized 200,000 shares; issued and outstanding 200,000 shares in 2001 and 2002	2	2
Additional paid-in capital	20,883	20,895
Retained deficit	(41,873)	(45,166)

Total stockholders' equity (deficit)	(20,944)	(24,224)
Commitments and contingencies (notes 10 and 20)

	$106,517	56,853

See accompanying notes to consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2000, 2001 and 2002
(Dollars in thousands, except per share data)

	December 31,
	2000	2001	2002
Net sales	$147,417	127,103	116,567
Cost of sales	128,007	111,358	101,522

Gross profit	19,410	15,745	15,045

Operating expenses:
Selling expenses	3,239	2,809	2,723
Administrative expenses	9,635	10,322	9,447
Restructuring charges	—	1,323	—

Total operating expenses	12,874	14,454	12,170

Operating income	6,536	1,291	2,875

Other income (expense):
Interest expense	(7,376)	(6,706)	(4,228)
Other	(248)	(610)	365

Total other income (expense)	(7,624)	(7,316)	(3,863)

Loss before income taxes, discontinued operations and cumulative effect of accounting change	(1,088)	(6,025)	(988)
Income taxes	(632)	1,242	(288)

Loss before discontinued operations and cumulative effect of accounting change	(456)	(7,267)	(700)

Discontinued operations (note 3):
Net earnings (loss) from operations of discontinued plastics operations (including gain on disposal of $17,784)	450	(8,596)	8,947
Income taxes	(598)	858	2,157

	1,048	(9,454)	6,790

Earnings (loss) before cumulative effect of accounting change	592	(16,721)	6,090
Cumulative effect of change in accounting principle, net of tax of $0	—	—	(8,118)

Net earnings (loss)	592	(16,721)	(2,028)
Accretion of discount on preferred shares	(898)	(1,066)	(1,265)

Net loss available to common shareholders	$(306)	(17,787)	(3,293)

Loss per common share—basic and diluted:
Loss from continuing operations	$(0.30)	(1.81)	(0.42)
Income (loss) from discontinued operations	0.23	(2.06)	1.46

Loss available to common shareholders before cumulative effect of a change in accounting principle	(0.07)	(3.87)	1.04
Cumulative effect of a change in accounting principle	—	—	(1.75)

Net loss available to common shareholders	$(0.07)	(3.87)	(0.71)

See accompanying notes to consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Deficit)

Years ended December 31, 2000, 2001 and 2002
(Dollars in thousands)

	Class A common stock		Class B common stock
	Shares issued	Amount	Shares issued	Amount	Additional paid-in capital	Retained earnings (deficit)	Total
Balance, December 31, 1999	4,304,116	$43	200,000	$2	$19,981	$(23,780)	$(3,754)
Net earnings (loss)	—	—	—	—	—	592	592
Stock options exercised	96,734	1	—	—	39	—	40
Issuance of warrants	—	—	—	—	863	—	863
Accretion of discount on preferred shares	—	—	—	—	—	(898)	(898)

Balance, December 31, 2000	4,400,850	44	200,000	2	20,883	(24,086)	(3,157)
Net earnings (loss)	—	—	—	—	—	(16,721)	(16,721)
Accretion of discount on referred shares	—	—	—	—	—	(1,066)	(1,066)

Balance, December 31, 2001	4,400,850	44	200,000	2	20,883	(41,873)	(20,944)
Net earnings (loss)	—	—	—	—	—	(2,028)	(2,028)
Stock options exercised	59,697	1	—	—	12	—	13
Accretion of discount on preferred shares	—	—	—	—	—	(1,265)	(1,265)

Balance, December 31, 2002	4,460,547	$45	200,000	$2	$20,895	$(45,166)	$(24,224)

See accompanying notes to consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2000, 2001 and 2002
(Dollars in thousands)

	December 31,
	2000	2001	2002
Cash flows from operating activities:
Net earnings (loss)	$592	(16,721)	(2,028)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of plant and equipment	8,143	8,672	8,075
Other amortization	1,479	1,338	1,345
Asset impairment	—	803	—
Payments on restructuring charge	—	—	(375)
Cumulative effect of change in accounting principle	—	—	8,118
Increase (decrease) in allowance for doubtful accounts	1,004	(943)	(78)
Deferred income taxes	(1,230)	2,100	3,197
Gain on sale of property and equipment	(927)	—	(8)
Gain on sale of businesses	(320)	—	(17,784)
Unrealized loss (gain) on derivative instruments	286	671	(418)
Changes in current assets and liabilities, excluding effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable	(1,867)	10,152	3,555
Decrease (increase) in inventories	(8,024)	7,528	(162)
Increase in prepaid expenses	(1,212)	(329)	(220)
Decrease (increase) in other assets	(643)	(825)	19
Decrease in refundable income taxes	63	—	—
Increase (decrease) in accounts payable	6,592	(881)	1,976
Increase (decrease) in accrued expenses and other	(996)	881	2,166

Net cash provided by operating activities	2,940	12,446	7,378

Cash flows from investing activities:
Capital expenditures	(6,651)	(4,357)	(4,023)
Proceeds from sale of property and equipment	1,261	—	538
Proceeds from sale of businesses	2,915	—	—

Net cash used in investing activities	(2,475)	(4,357)	(3,485)

Cash flows from financing activities:
Increase (decrease) in checks issued in excess of bank balance	1,669	1,253	(1,869)
Net borrowings (repayments) of line of credit	9,976	(3,710)	(485)
Proceeds from issuance of long-term debt	—	—	4,907
Principal payments on long-term debt and capital leases	(11,831)	(5,509)	(5,597)
Proceeds from issuance of common stock	40	—	13
Debt issuance cost	(319)	(123)	(862)

Net cash provided by (used in) financing activities	(465)	(8,089)	(3,893)

Net increase (decrease) in cash	—	—	—
Cash at beginning of period	—	—	—

Cash at end of period	$—	—	—

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$10,355	9,653	5,511
Income taxes	1	24	26

See accompanying notes to consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001 and 2002

(Dollars in thousands, except per share data)

(1)    Description of Business and Summary of Significant Accounting Policies

  (a)  Description of Business

    Morton Industrial Group, Inc. and subsidiaries is a contract manufacturer and supplier of high-quality fabricated sheet metal and plastic components and subassemblies for construction, agricultural, industrial and recreational equipment manufacturers located primarily in the Midwestern and Southeastern United States. Sales for the year ended December 31, 2002, were approximately as follows: construction—58%, agricultural—22% and industrial—20%. The Company's raw materials are readily available, and the Company is not dependent on a single supplier or only a few suppliers.

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

  (d)  Trade Accounts Receivable

    Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on customer credit-worthiness, historical write-off experience and general economic conditions and trends. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

  (e)  Inventories

    Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for all inventories.

  (f)    Property, Plant, and Equipment

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

  (g)  Goodwill and Other Intangible Assets

    Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

    In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company was required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Company would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired. The second step was required for one reporting unit. In this step, the Company compared the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which were measured as of the date of adoption. The implied fair value of goodwill was determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation was the implied fair value of the reporting unit goodwill. The carrying amount of this reporting unit exceeded its implied fair value and the Company was required to recognize an impairment loss.

    Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally 40 years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. All other intangible assets were amortized on a straight-line basis from 3 to 10 years. The amount of goodwill and other intangible asset impairment was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

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

  (i)    Stock Option Plan

    The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. All options are issued at the current market price on the date of issuance and, accordingly, no stock-based employee compensation cost has been recognized for its stock options in the financial statements.

    The per share weighted-average fair value of stock options granted during 2000, 2001 and 2002 was $3.70, $1.67 and $0.29 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0%, risk-free interest rate of 6%, volatility of 91%, and an expected life of 10 years.

    Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net earnings would have been reduced to the pro forma amounts indicated below:

	2000	2001	2002
Net loss available to common shareholders:
As reported	$(306)	$(17,787)	$(3,293)
Total stock-based employee compensation expense determined under fair value based method for all awards	(1,600)	(40)	(216)

Pro forma	$(1,906)	$(17,827)	$(3,509)

Basic and diluted loss available to common shareholders per share:
As reported	$(0.07)	$(3.87)	$(0.71)
Pro forma	$(0.42)	$(3.87)	$(0.76)

  (j)    Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

    The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  (k)  Revenue Recognition

    Generally, revenue from sales is recognized when the goods are shipped to the customer. In certain cases, at the customer's written request, the Company enters into bill and hold transactions whereby title transfers to the customer, but the product does not ship until a specified later date. The Company recognizes revenues associated with the bill and hold arrangements when the product is complete, ready to ship, and hold criteria have been met.

  (l)    Interest Rate Swaps

    As required by one of its financing arrangements, the Company enters into interest rate swap agreements to limit the effect of increases in the interest rates on certain floating rate debt. The difference between the floating rate on the Company's debt and the rate on the swap agreements is accrued as interest rates change and is recorded in interest expense. During 1998, the Company entered into two swap agreements, expiring May 31, 2003 to June 30, 2003, with an initial aggregate notional amount of $27,500. The effect of these agreements is to limit the LIBOR interest rate component to 5.87% on half of the Company's $27,930 term loans under the applicable financing arrangement. As a result of these swap agreements, interest expense was decreased by $161 in 2000 and increased by $291 and $709 in 2001 and 2002, respectively.

  (m)  Fair Value of Financial Instruments

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

    Interest rate swaps are stated at fair value, which is the estimated amount that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties. At December 31, 2001 and 2002, the Company estimates it would have paid $755 and $337 to terminate the agreements, respectively.

  (n)  Earnings (Loss) Per Share

    Earnings (loss) per share is computed under the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. Amounts reported as earnings (loss) per share reflect the earnings available to common stockholders for the year divided by the weighted average number of Class A and Class B common shares outstanding during the year.

  (o)  Impact of Recently Issued Accounting Standards

    In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not believe the adoption of this statement will have a material impact on its financial position, results of operations, or cash flows.

    On December 31, 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not currently have plans to change to the fair value method of accounting for stock-based compensation. The disclosure requirements have been implemented.

    In November 2002, FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("Interpretation 45"), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. Interpretation 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees.

    Interpretation 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The Company does not anticipate that the adoption of Interpretation 45 will have a material impact on its financial statements.

    In January 2003, FASB issued Interpretation 46, Consolidation of Variable Interest Entities ("Interpretation 46"), which addresses consolidation of certain variable interest entities and is effective January 31, 2003. The Company does not anticipate that the adoption of Interpretation 46 will have a material impact on its financial statements.

(2)    Sale of Businesses

        During 2000, the Company sold the assets and certain liabilities of a product line and a machining division from the contract plastics fabrication segment. The Company received $2,915 of cash for net assets with a book value at the dates of sale of $2,595, resulting in a gain on the sales of $320.

(3)    Discontinued Operations

        The financial results from discontinued operations reflect two significant events during 2002: (i) the bankruptcy and subsequent sale of the assets of Morton Custom Plastics, LLC, and (ii) the Board of Directors' decision to divest the only other remaining plastics operations facility in the Company, Mid-Central Plastics, Inc. The accompanying consolidated statements of operations for 2000 and 2001 have been reclassified to reflect the results of operations of both Morton Custom Plastics, LLC and Mid-Central Plastics, Inc. as discontinued operations.

        On November 1, 2002, Morton Custom Plastics LLC (MCP, LLC), Morton Holdings, LLC (Holdings) and Morton Lebanon Kentucky IBRB, LLC (Kentucky) filed as debtors-in-possession under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Before filing, MCP, LLC and Kentucky had negotiated the terms of an agreement for sale of substantially all of their assets to Wilbert, Inc., pursuant to an Asset Purchase Agreement. Under the agreement, Wilbert, Inc. also agreed to assume the liabilities of MCP, LLC and Kentucky under certain of their contracts and leases. Based on its filing under Chapter 11, the Company did not include Morton Custom Plastics, LLC's results in its consolidated financial statements subsequent to November 1, 2002.

        The sale of MCP's, Holding's and Kentucky's assets was completed on December 24, 2002, in accordance with Section 363 of the United States Bankruptcy Code. The proceeds from the sale were used to retire a portion of the then-existing debt and pay expenses of the sale. The registrant received no proceeds from the sale.

        The Company is actively seeking a buyer for Mid-Central Plastics, Inc. (Mid-Central) and is in discussions with several potential acquirers. The Company expects to sell Mid-Central in 2003. The assets of Mid-Central have been reduced to their estimated fair value less costs to sell, resulting in an impairment charge of $325 for the year ended December 31, 2002.

        Summary financial data of the discontinued operations is presented below:

	2000	2001	2002
Operating revenue	$132,394	$110,050	$78,737
Operating expense	129,819	116,024	85,469

Operating income (loss)	2,575	(5,974)	(6,732)
Interest expense	(3,425)	(2,622)	(2,105)
Other	1,300	—	—

Income (loss) from operations of discontinued operations	450	(8,596)	(8,837)
Gain on disposal of MCP	—	—	17,784
Income taxes	598	(858)	(2,157)

Net income (loss) from discontinued operations	$1,048	(9,454)	6,790

        Amounts held for sale of Mid-Central Plastics, Inc. as of December 31, 2002 consist of the following:

Accounts receivable, net of allowance of $134	$1,423
Inventories	2,241
Other current assets	427
Property, plant and equipment, net	4,899

Assets held for sale	$8,990

Current liabilities	$2,504
Estimated debt required to be repaid upon sale	3,750

Liabilities held for sale	$6,254

(4)    Restructuring Charge

        In connection with a restructuring plan adopted in October of 2001, the Company recorded a $1,323 restructuring charge associated with the restructuring and consolidation of certain of its Illinois plants. The restructuring included $520 for costs associated with certain leased facilities which will no longer be used and an $803 impairment charge for the abandonment of certain leasehold improvements and impairment of certain assets under the provisions of SFAS 121. As of December 31, 2001 and 2002, a restructuring reserve of $520 and $145, respectively, is included in accrued expenses relating to facility lease payments, utilities, insurance and taxes expected to be incurred through the lease termination date.

(5)    Inventories

        A summary of inventories follows:

	December 31
	2001	2002
Finished goods	$9,273	$4,590
Work in process	4,807	6,087
Raw materials	7,821	3,645

	$21,901	$14,322

(6)    Property, Plant, and Equipment

        A summary of property, plant, and equipment, including assets held under capital leases as described in note 10, is as follows:

		December 31
	Depreciable lives (in years)
		2001	2002
Land and land improvements	15	$1,852	$1,608
Buildings and leasehold improvements	15 - 39	15,004	8,604
Machinery and vehicles	5 - 12	47,627	26,134
Tooling	3	9,927	9,648
Office equipment	5 - 10	6,683	5,052
Construction in progress	—	217	517

		81,310	51,563
Less accumulated depreciation		34,873	28,199

Property, plant, and equipment, net		$46,437	$23,364

(7)    Intangible Assets

        A summary of intangible assets is as follows:

	December 31
	2001	2002
Goodwill	$11,063	$1,587
Covenants not to compete	2,591	2,186
Debt issuance costs	2,533	1,758
Other	435	435

	16,622	5,966
Less accumulated amortization	6,269	4,630

Net intangible assets	$10,353	$1,336

        For amortizable intangible assets, the total intangible amortization expense for the years ended December 31, 2000, 2001 and 2002 was $508, $462 and $793, respectively. The estimated amortization expense for each of the next five years ending December 31 is as follows:

Year ending:
2003	$592
2004	78
2005	78
2006	60
2007	19

        The Company adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), effective January 1, 2002, and recorded a non-cash transition charge of $8,118, or a $1.75 loss per share, for impairment of goodwill. The Company determined the goodwill recorded at January 1, 2002 was primarily associated with indefinite-lived intangible assets resulting from the acquisitions of certain plastics facilities.

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

        The impact of goodwill amortization on net earnings available to common shareholders in prior years is presented below:

	2000	2001
Year ended December 31:
Net loss available to common shareholders	$(306)	$(17,787)
Add back: goodwill amortization	389	389

Adjusted net earnings (loss) available to common shareholders	$83	$(17,398)

Basic and dilutive earnings per common share:
Net loss available to common shareholders	$(0.07)	$(3.87)
Goodwill amortization	0.09	0.09

Adjusted net earnings (loss) available to common shareholders	$0.02	$(3.78)

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

        The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities(SFAS 133), as amended by SFAS No. 137 and No. 138 on January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company uses derivative financial instruments (interest rate swaps) to mitigate its interest rate risk on a related financial instrument. SFAS 133 requires that changes in the fair value of derivatives that qualify as a cash flow hedge be recognized in other comprehensive income while the ineffective portion of the derivative's change in fair value be recognized immediately in earnings. SFAS 133 requires that unrealized gains and losses on that portion of derivatives not qualifying for hedge accounting be recognized currently in earnings. The Company recorded other income (expense) of $(286), $(671) and $418 for its interest rate swap contracts for the years ended December 31, 2000, 2001 and 2002 respectively, as they do not qualify for hedge accounting.

(9)    Long-term Debt and Subsequent Events

        A summary of long-term debt follows:

	December 31
	2001	2002
Revolving credit facility with the Harris syndicate	$18,400	$18,600
Note payable to the Harris syndicate, with variable rate interest (5.75% as of December 31, 2001 and 2002).	9,301	27,756
Note payable to the Harris syndicate, with variable rate interest (8.5% as of December 31, 2001).	23,159	—
Revolving credit facility with GECC	9,424	—
Note payable to GECC, with variable rate interest (7.0% as of December 31, 2001).	15,997	—
Subordinated note payable with interest payable at 7.0%, discounted $393 to yield 10.0%, due in quarterly payments with the balance due April 8, 2008.	2,346	2,134
Note payable, bank, with interest payable at 8.5%, due in monthly payments with the balance due December 1, 2002.	82	—
Note payable, electric cooperative, non-interest bearing, due in monthly payments with the balance due November 1, 2006.	219	166
Capital lease obligations	210	160
Notes payable, miscellaneous	—	36

	79,138	48,852
Less current installments	5,268	5,331
Less amount included in liabilities held for sale	—	3,750

	$73,870	$39,771

        The Company had two significant credit facilities: one facility with General Electric Capital Corporation ("GECC") to finance the operations of Morton Custom Plastics LLC acquired from Worthington Custom Plastics, Inc. and one facility with a syndicate of banks led by Harris Trust and Savings Bank ("the Harris syndicate") to finance the operations of the Company's steel fabrication operations and one plastics location. The GECC facility was retired on December 24, 2002 at the time of the sale of the assets of Morton Custom Plastics, LLC.

        Subsequent to the December 24, 2002 sale of the assets of Morton Custom Plastics, LLC, the Company's sole remaining credit facility is with the Harris syndicate, as described below.

Related to the December 31, 2001 Harris syndicate debt:

        In May 1998, the Company entered into a revolving credit facility with the Harris syndicate. The revolving credit agreement, as amended, permitted the Company to borrow up to a maximum of $23,000. The agreement required payment of a quarterly commitment fee of .25% of the average daily unused portion of the revolving credit facility. Interest was due monthly and was based on the Bank's prime rate plus an applicable margin (5.75% at December 31, 2001). The amount available under the revolving credit facility was limited to 85% of qualified accounts receivable, 50% of eligible inventory, plus $2,000 of other assets. At December 31, 2001, the Company had $18,400 outstanding and $1,110 available under this revolving credit facility.

        In May 1998, the Company also entered into a financing arrangement with the Harris syndicate which originally provided for term loans of up to $55,000. The term loans under this financing arrangement were amortized quarterly. Interest was payable monthly at rates based upon the lender's prime rate plus an applicable margin. The agreement was secured by a first lien on all of the Company's accounts receivable, inventory, equipment and various other assets, other than assets of Morton Custom Plastics, LLC. Effective January 30, 2000, the Company was paying this lender a fee of .125% per month based upon the amount of the revolving credit commitment and the balance of the term loans.

Related to the December 31, 2002 Harris syndicate debt:

        In February 2002, the Company entered into a new secured revolving credit facility with the Harris syndicate. The revolving credit agreement permits the Company to borrow up to a maximum of $21,000. The agreement requires payment of a quarterly commitment fee of .50% per annum of the average daily unused portion of the revolving credit facility. Interest is due monthly and is based upon the bank prime plus 1.5% (effective rate of 5.75% at December 31, 2002). The Company, alternatively, could select a LIBOR plus 4.0% interest rate. The amount available under the revolving credit facility is limited to 85% of qualified accounts receivable, 50% of eligible inventory, plus $2,500 of other assets. The revolving credit agreement was originally set to mature on July 1, 2003. As described below, that date has been extended to April 1, 2004. At December 31, 2002, the Company had $18,600 outstanding and $262 available under this credit facility.

        In February 2002, the Company also entered into a secured term loan arrangement with the Harris syndicate for a term loan of $32,965. The new Harris syndicate term loan arrangement replaced existing term loans and did not provide additional availability. The term loan under this financing arrangement is amortized monthly with principal payments ranging from $235 to $500 and the balance of $24,930 due originally on July 1, 2003 (now extended to April 1, 2004). Interest is due monthly and is based upon bank prime plus 1.5% (effective rate of 5.75% at December 31, 2002). The Company, alternatively, could select a LIBOR plus 4.0% interest rate. The agreement is secured by a first lien on all of the Company's accounts receivable, inventory, equipment and various other assets, other than the assets of Morton Custom Plastics, LLC.

        The February, 2002 Harris syndicate agreement has been amended three times, most recently on February 28, 2003. Among the key provisions of the amendments: (i) extension of the maturity date to April 1, 2004; (ii) revisions in the monthly amortization of principal, with $50 payable on February 28, 2003, $100 payable on March 31, 2003, $350 payable on April 30, 2003, $500 payable on May 31, 2003 through December 31, 2003, and $250 payable each month end thereafter until the April 1, 2004 maturity date, at which time the term loan balance of $22,180 will be due. Also, effective February 28, 2003, the limit of eligible inventory under the revolving credit facility is increased to 60% and the amount of other assets eligible becomes $3,500.

        These debt agreements contain restrictions on capital expenditures, incurring additional debt or liens, making investments, mergers and acquisitions, selling assets or making payments such as dividends or stock repurchases, as well as containing various financial covenants.

        Under the most restrictive covenant in any agreement, no amount was available for payment of dividends at December 31, 2001 and 2002.

        The aggregate amounts of contractual long-term debt maturities and principal payments (based upon the amended credit facilities as of February 28, 2003) for each of the five years subsequent to December 31, 2002 and thereafter are as follows:

Year ending:
2003	$5,331
2004	41,976
2005	461
2006	440
2007	644
Thereafter	—

$48,852

        On September 20, 2000, the Company issued warrants to a lender, in connection with an amendment to the credit agreement, to purchase 238,548 shares of its Class A common stock. The 238,548 warrants issued are exercisable at any time through December 31, 2005, at an exercise price of $.01 per share. The warrants were valued at $863 and were recorded as a discount on the related term loans in the year ended December 31, 2000.

(10)    Leases

        The Company is obligated under various capital leases for certain machinery. At December 31 the gross amount of equipment and related amortization recorded under capital leases was as follows:

	2001	2002
Machinery	$228	$228
Less accumulated amortization	18	68

	$210	$160

        Assets under capital leases are included in property, plant, and equipment and amortization of assets held under capital leases is included in depreciation expense.

        The present value of future minimum capital lease payments at December 31, 2002 was as follows:

Year ending:
2003	$58
2004	58
2005	48
2006	18

Total minimum lease payments	182
Less amount representing interest (from 7.1% to 7.9%)	22

Present value of net minimum capital lease payments	$160

        The Company also has operating leases for several of its plants, certain warehouse space, and manufacturing and computer equipment. Rental expense for operating leases was $7,266, $7,901, and $6,317 for the years ended December 31, 2000, 2001, and 2002, respectively.

        Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2002 are:

Year ending December 31:
2003	$6,591
2004	5,828
2005	4,666
2006	2,604
2007	2,181
Thereafter	594

Total minimum lease payments	$22,464

(11)    Income Taxes

        Total income tax expense (benefit) for the periods presented was allocated as follows:

	December 31
	2000	2001	2002
Income tax before discontinued operations and cumulative effect of accounting change	$(632)	$1,242	$(288)
Discontinued operations	(598)	858	2,157
Cumulative effect of accounting change	—	—	—

	$(1,230)	$2,100	$1,869

        Income tax expense (benefit) from continuing operations consists of the following:

	Current	Deferred	Total
Year ended December 31, 2000:
Federal	$—	$(547)	$(547)
State	—	(85)	(85)

	$—	$(632)	$(632)

Year ended December 31, 2001:
Federal	$—	$1,082	$1,082
State	—	160	160

	$—	$1,242	$1,242

Year ended December 31, 2002:
Federal	$(288)	$—	$(288)
State	—	—	—

	$(288)	$—	$(288)

        Total income tax expense (benefit) attributable to income before discontinued operations and cumulative effect of accounting change differed from the amounts computed by applying the U.S. Federal corporate income tax rate of 34% for all periods to loss before income taxes as a result of the following:

	December 31
	2000	2001	2002
Computed "expected" tax expense (benefit)	$(370)	$(2,049)	$(336)
State income tax expense (benefit), net of Federal income tax benefit	(56)	106	—
Amortization of non-deductible goodwill	149	149	—
Officer's life insurance	29	20	20
Increase (decrease) in valuation allowance allocated to continuing operations	(285)	3,096	(42)
Other, net	(99)	(80)	70

	$(632)	$1,242	$(288)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2002, are presented below:

	December 31
	2001	2002
Deferred tax assets attributable to:
Net operating loss and credit carryforwards	$32,098	$27,561
Accrued vacation pay	228	260
Compensation expense from issuance of stock options	291	291
Reserves and other	879	568

Total gross deferred tax assets	33,496	28,680
Less valuation allowance	(24,208)	(23,291)

Net deferred tax assets	9,288	5,389

Deferred tax liabilities attributable to:
Plant and equipment, principally due to differences in depreciation	(4,166)	(3,486)
Excess of tax over book amortization of organization costs	(56)	(49)
Discount on debt for financial reporting purposes	(118)	(103)

Total deferred tax liabilities	(4,340)	(3,638)

Net deferred tax asset	$4,948	$1,751

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $4,500 prior to the expiration of the net operating loss carryforwards in 2021. Management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2002 based upon anticipated profitability over the period of years that the temporary differences are expected to become tax deductions. Management believes that sufficient book and taxable income will be generated to realize the benefit of these tax assets. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

        At December 31, 2002, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $69,400 which are available to offset future federal taxable income, if any, through 2022.

(12)    Redeemable Preferred Stock

        Pursuant to the agreement to purchase certain assets of Worthington Custom Plastics, Inc., the Company issued 10,000 shares of preferred stock, without par value, of Morton Industrial Group, Inc. to Worthington. The preferred stock becomes redeemable on April 15, 2004 at $1,000 per share, and will pay or accrue annual dividends at a rate of 8%. The Company may pay such dividends in cash or in additional shares of preferred stock. The agreement provides that the dividend rate be reduced based upon changes in pricing of certain customer contracts. The Company has determined that those dividends should be reduced as provided in the agreement, and accordingly, has accrued no dividends for the years ending December 31, 2000, 2001 and 2002. The preferred stock was valued at $4,250 at the time of the acquisition and the discount is being accreted over a five-year period using the effective yield method. See also note 3 related to the 2002 sale of assets acquired from Worthington Custom Plastics, Inc and note 20 related to litigation regarding Worthington Industries, Inc. The Company plans to continue negotiations with Worthington to resolve all of the issues presented by the preferred stock, within the limitation of its available liquidity in 2004, but there are no assurances that the Company will be successful in its efforts.

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

(14)    Stock Option Plans

        In 1998, the Company adopted a stock option plan (the "Plan") pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 1,166,896 shares of authorized but unissued Class A common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options under the Plan have ten-year terms and vest and become fully exercisable after three years from the date of grant. At December 31, 2001 and 2002, there were 139,600 and 8,100 additional shares available for grant under the Plan.

        The Company had a predecessor stock option plan under which key officers and employees were granted options at prices equal to fair market value of the stock on the date of grant. At December 31, 2000, 2001 and 2002, there were 68,956, 68,956 and 9,259 options outstanding under the prior plan.

        Stock option activity during the periods indicated is as follows:

	Number of shares	Weighted average exercise price
Outstanding at December 31, 1999	1,057,071	$14.040
Issued	164,000	4.610
Exercised	(96,734)	(0.411)
Forfeited	(27,820)	(11.235)

Outstanding at December 31, 2000	1,096,517	13.904
Issued	139,150	1.875
Exercised	—	—
Forfeited	(139,600)	(8.447)

Outstanding at December 31, 2001	1,096,067	13.072
Issued	131,500	0.325
Exercised	(59,697)	(0.216)
Forfeited	—	—

Outstanding at December 31, 2002	1,167,870	$12.290

        The following is summary information about the Company's stock options outstanding at December 31, 2002:

Number of shares	Exercise price	Expiration date	Number of shares exercisable
131,500	$0.325	June 17, 2012	—
9,259	0.900	May 8, 2005	9,259
101,650	1.875	February 5, 2011	33,883
120,000	4.500	March 10, 2010	80,000
10,000	7.375	June 8, 2009	10,000
30,000	13.125	September 2, 2008	30,000
765,461	17.125	January 20, 2008	765,461

1,167,870			928,603

(15)    Concentration of Sales

        Sales to customers in excess of 10% of total net sales for the years ended December 31, 2000, 2001, and 2002 are as follows:

	Customer A	Customer B
Periods ended:
December 31, 2000	34%	55%
December 31, 2001	40%	51%
December 31, 2002	37%	50%

        Trade accounts receivable with these customers totaled $8,173 and $4,130 at December 31, 2001 and 2002, respectively.

(16)    Employee Participation Plan

        The Company's Employee Participation Plan allows substantially all employees to defer up to 15 percent of their income through payroll deduction of pre-tax contributions under section 401(k) of the Internal Revenue Code. The Company matches 25 percent of the first 6 percent of pre-tax income contributed by each employee. Employees may also make contributions of after-tax income. Additionally, the Company may make discretionary contributions to the plan for the benefit of participating employees. Certain of the acquired subsidiaries also had defined contribution plans which allow for employee pre-tax contributions and employer matching and discretionary contributions. The expense charged to operations related to defined contribution plans was $274, $240 and $239 for the years ended December 31, 2000, 2001 and 2002, respectively.

(17)    Earnings (Loss) Per Share

        The following reflects the reconciliation of the numerators and denominators of the income (loss) available to common shareholders per share and net income (loss) available to common shareholders per share assuming dilution computations:

	2000	2001	2002
Numerator:
Loss from continuing operations	$(1,354)	$(8,333)	$(1,965)
Income (loss) from discontinued operations	1,048	(9,454)	6,790

Income (loss) before cumulative effect of change in accounting principle	(306)	(17,787)	4,825
Cumulative effect of change in accounting principle	—	—	(8,118)

Net loss available to common shareholders	$(306)	$(17,787)	$(3,293)

Denominator:
Weighted average shares outstanding—basic	4,563,958	4,600,850	4,638,467
Dilutive potential common shares—stock options	—	—	—

Weighted average shares outstanding—diluted	4,563,958	4,600,850	4,638,467

Basic and diluted earnings per share:
Loss from continuing operations	$(0.30)	$(1.81)	$(0.42)
Income (loss) from discontinued operations	0.23	(2.06)	1.46

Income (loss) before cumulative effect of change in accounting principle	(0.07)	(3.87)	1.04
Cumulative effect of change in accounting principle	—	—	(1.75)

Net loss available to common shareholders	$(0.07)	$(3.87)	$(0.71)

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

        Options to purchase 1,167,870 shares of Class A common stock at an average price of $12.294 per share and warrants to purchase 238,548 shares of Class A common stock at $.01 per share were outstanding at December 31, 2002, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

(18)    Segment Reporting

        Subsequent to the previously reported sale of Morton Custom Plastics, LLC, and the anticipated sale of Mid-Central Plastics, Inc., the Company has only one remaining segment—the contract metal fabrication segment.

(19)    Selected Quarterly Financial Data (Unaudited)

        Selected quarterly financial information for the years ended December 31, 2002 and 2001 is as follows:

	First quarter	Second quarter	Third quarter	Fourth quarter	Total year
	(in thousands, except per share data)
2002:
Sales	$29,177	$32,241	$28,981	$26,168	$116,567
Gross margin	4,117	4,850	3,385	2,693	15,045
Operating income (loss)	1,160	1,402	647	(334)	2,875
Earnings (loss) before discontinued operations and cumulative effect of accounting change	184	(473)	(321)	(90)	(700)
Net earnings (loss) from discontinued operations	(526)	(2,770)	(4,326)	14,412	6,790
Cumulative effect of change in accounting principle	—	(8,118)	—	—	(8,118)
Net earnings (loss) available to common shareholders	(621)	(11,684)	(4,978)	13,990	(3,293)
Earnings per share of common stock-basic and diluted:
From continuing operations	(0.02)	(0.17)	(0.14)	(0.09)	(0.42)
From discontinued operations	(0.12)	(0.59)	(0.92)	3.09	1.46
Cumulative effect of change in accounting principle	—	(1.75)	—	—	(1.75)
Total	(0.14)	(2.51)	(1.06)	3.00	(0.71)

	First quarter	Second quarter	Third quarter	Fourth quarter	Total year
	(in thousands, except per share data)
2001:
Sales	$41,258	$35,534	$27,508	$22,803	$127,103
Gross margin	5,649	5,410	4,139	547	15,745
Operating income (loss)	1,737	2,336	844	(3,626)	1,291
Earnings (loss) before discontinued operations and cumulative effect of accounting change	(81)	615	(915)	(6,886)	(7,267)
Net earnings (loss) from discontinued operations	(120)	(1,839)	(706)	(6,789)	(9,454)
Cumulative effect of change in accounting principle	—	—	—	—	—
Net earnings (loss) available to common shareholders	(436)	(1,496)	(1,901)	(13,954)	(17,787)
Earnings per share of common stock-basic and diluted:
From continuing operations	(0.07)	0.07	(0.26)	(1.55)	(1.81)
From discontinued operations	(0.03)	(0.40)	(0.15)	(1.48)	(2.06)
Cumulative effect of change in accounting principle	—	—	—	—	—
Total	(0.10)	(0.33)	(0.41)	(3.03)	(3.87)

        The fourth quarter, 2001 includes a restructuring charge of $1,323 and reflects lower sales volume and the related unfavorable manufacturing variances.

(20)    Litigation

        On May 1, 2000, Worthington Industries, Inc. (Worthington) filed suit (in the United States District Court for the Southern District of Ohio, Eastern Division) against the Company and Morton Custom Plastics, LLC ("MCP, LLC") related to MCP, LLC's 1999 acquisition of the non-automotive plastics business from Worthington. Worthington claimed that it was owed additional amounts under the sale agreement and a related service agreement, and that it was owed dividends on shares of our preferred stock that it received. The Company believed that certain warranties and representations made by Worthington at the time of acquisition were breached and that amounts claimed by Worthington were not due. The Company had filed a counterclaim against Worthington related to these matters. The case has been stayed because of the bankruptcy of MCP, LLC (discussed immediately below), although it appears that Worthington may attempt to continue the litigation against the Company on the dividend matter.

        The Company is also involved in routine litigation. Management does not believe any legal proceedings would have a material adverse effect on the Company's financial condition or results of operations.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

Description	Balance at beginning of period	Charged to costs and expenses	Deductions	Other		Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 2000	$320	1,430	(426)	—		1,324

Year ended December 31, 2001	$1,324	595	(1,538)	—		381

Year ended December 31, 2002	$381	7	(52)	(252)	*	84

*Represents the December 31, 2001 allowance for doubtful accounts of discontinued operations.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        The information required by this Item 10 about the executive officers and Directors of the Company is incorporated herein by reference to the information set forth under the caption "Election of Directors" in our definitive proxy statement for the 2003 annual meeting of shareholders, which we expect to file with the Securities and Exchange commission not later than one hundred twenty days after December 31, 2002 pursuant to Regulation 14A.

Item 11. Executive Compensation.

        The information required by this Item 11 is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in our definitive proxy statement for the 2003 annual meeting of shareholders, which we expect to file with the Securities and Exchange commission not later than one hundred twenty days after December 31, 2002 pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        The information required by this Item 12 is incorporated herein by reference to the information set forth under the caption "Principal Shareholders of the Company" in our definitive proxy statement for the 2003 annual meeting of shareholders, which we expect to file with the Securities and Exchange commission not later than one hundred twenty days after December 31, 2002 pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions.

        The information required by this Item 13 is incorporated herein by reference to the information set forth under the caption "Executive Compensation—Certain Relationships and Related Transactions" in our definitive proxy statement for the 2003 annual meeting of shareholders, which we expect to file with the Securities and Exchange commission not later than one hundred twenty days after December 31, 2002 pursuant to Regulation 14A.

Item 14. Controls and Procedures

Evaluation of disclosure controls and procedures

        Within the 90 days prior to the date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure controls and procedures", as defined in the Securities Exchange Act of 1934 ("Exchange Act") Rules 13a-14(c) and 15d-14(c), under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and its Vice President of Finance. Based upon that evaluation, the Company's Chief Executive Officer and its Vice President of Finance concluded that our disclosure controls and procedures are effective.

        Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Changes in internal controls

        We seek to maintain a system of internal accounting controls that are intended to provide reasonable assurances that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the date the Company carried out this evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)
The following documents are filed as a part of this report:

1.
Financial Statements.

        The following financial statements of the Company are included in Item 8:

a.
Report of KPMG LLP, Independent Auditors

b.
Consolidated Balance Sheets as of December 31, 2001 and 2002

c.
Consolidated Statements of Operations for the years ended December 31, 2000, 2001 and 2002

d.
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2000, 2001 and 2002

e.
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002

f.
Notes to Consolidated Financial Statements

2.
Financial Statement Schedules

        The following financial statement schedule of the Company is included in Item 8:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2000, 2001 and 2002

Exhibit Number and Document Title	Incorporated by Reference to	Filed Herewith
2.1 and 10.1—Agreement and Plan of Merger Between MLX Corp. and Morton Metalcraft Holding Co., dated as of October 20, 1997	Annex B to the Definitive Proxy Statement on Schedule 14A filed by MLX Corp. with the Securities and Exchange Commission ("SEC") on January 6, 1998.
2.2 and 10.2—Securities Purchase Agreement Among MLX Corp. and Security Holders of Morton Metalcraft Holding Co., dated as of October 20, 1997	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
3.1 and 4.1—Articles of Incorporation of the registrant as Amended prior to January 20, 1998	MLX Corp. Form 10-Q for the quarter ended June 30, 1993
3.2 and 4.2—Articles of Amendment to Articles of Incorporation of the Registrant Effective January 20, 1998	Exhibit 3 to Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on February 4, 1998
3.2 and 4.2—Bylaws of the Registrant, as Amended	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997

4.3 and 10.3—Credit Agreement Among the Registrant, Metalcraft Co., Morton Metalcraft Co. of North Carolina and Harris Trust & Savings Bank, individually and as Agent, dated January 20, 1998	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
4.4 and 10.4—Security Agreement executed by Morton Industrial Group, Inc., Morton Metalcraft Co., and Morton Metalcraft Co. of North Carolina in favor of Harris Trust & Savings Bank, individually and as Agent, dated January 20, 1998	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
4.5 and 10.5—Mortgage and Security Agreement with Assignment of Rents executed by Morton Metalcraft Co. in favor of Harris Trust & Savings Bank, individually and as Agent, dated January 20, 1998	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
4.6 and 10.6—Pledge Agreement executed by Registrant in favor of Harris Trust & Savings Bank, individually and Agent, dated January 20, 1998	Morton Industrial Group, Inc. Form 10-K for the year ended as December 31, 1997
10.7—Limited Indemnification Agreement dated as of October 20, 1997, among MLX Corp., William D. Morton, and Other Morton Metalcraft Shareholders and Option Holders	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.8—Industrial Building Lease between Morton Welding Co., Inc., and Morton Metalcraft Co. dated September 1, 1994	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.9—Lease between Caterpillar, Inc., and Morton Metalcraft Co., Inc. dated June 9, 1995	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.10—Lease between Agracel, Inc., and Morton Metalcraft Co. dated November 6, 1996.	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.11—Employment Agreement dated as of January 20, 1998, between the Registrant and William D. Morton	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.12—Employment Agreement dated as of January 20, 1998, between the Registrant and Daryl R. Lindemann	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.13—MLX Corp. 1997 Stock Option Plan	Appendix C to the Definitive Proxy Statement on Schedule 14A filed by MLX Corp. with the SEC on January 6. 1998.
10.14—MLX Corp. 1995 Stock Option Plan	MLX Corp. Definitive Proxy Statement on Schedule 14A for the 1995 Annual Meeting of Stockholders

10.15—Master Lease Agreement between Morton Metalcraft Co. and General Electric Capital Corporation dated August 7, 1996	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.16—Guaranty of Master Lease Agreement by Morton Metalcraft Holding Co., dated August 7, 1996	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.17—Split Dollar Insurance Agreement between Morton Metalcraft Co. and William D. Morton dated February 3, 1995.	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.18—Split Dollar Assignment between William D. Morton and Morton Metalcraft Co. dated February 3, 1995	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.19—Split Dollar Insurance Agreement between Morton Metalcraft Co. and William D. Morton dated October 10, 1993	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.20—Split Dollar Assignment between William D. Morton and Morton Metalcraft Co., dated October 10, 1993	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.21—Split Dollar Insurance Agreement between Morton Metalcraft Co. and Daryl R. Lindemann dated October 10, 1993	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.22—Split Dollar Assignment between Daryl R. Lindemann and Morton Metalcraft Co., dated October 10, 1993	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.23—Death Benefit Agreement between Morton Metalcraft Co. and William D. Morton	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.24—Salary Continuation Agreement between Morton Metalcraft Co. and William D. Morton dated February 26, 1996.	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.25—Stock Purchase Agreement among the Company and Gary L. George and Gloria J. George, dated March 2, 1998.	Exhibit 10.1 to Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on April 14, 1998
10.26—Stock Purchase Agreement among the Company, Joseph T. Buie, Jr., and Ernest J. Butler, dated April 8, 1998.	Exhibit 10.2 to Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on April 14, 1998
10.27—Non-negotiable Promissory Note (subordinated) of the Company, Joseph T. Buie, Jr., dated April 8, 1998.	Exhibit 10.3 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on April 14, 1998

10.28—Non-negotiable Promissory Note (subordinated) of the Company to Ernest. J. Butler, dated April 8, 1998.	Exhibit 10.4 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on April 14, 1998
10.29—Stock Purchase Agreement among the Company and Richard L. Goreham, Delores A. Staples and William B. Goreham, dated April 27, 1998.	Exhibit 10.1 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on June 12, 1998
10.30—Credit Agreement dated May 28, 1998 among the Company, Harris Trust and Savings Bank, and the lenders signatory thereto.	Exhibit 10.2 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on June 12, 1998
10.31—Mortgage and Security Agreement with Assignment of Rents executed by Carroll George Inc. dated May 28, 1998.	Exhibit 10.3 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on June 12, 1998
10.32—Deed of Trust and Security Agreement with Assignment of Rents executed by B&W Metal Fabricators, Inc.	Exhibit 10.4 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on June 12, 1998
10.33—Amended and Restated Security Agreement executed by the Company, Morton Metalcraft Co., Morton Metalcraft Co. of North Carolina, Morton Metalcraft Co. of South Carolina, Carroll George Inc. and B&W Metal Fabricators, Inc. dated May 28, 1998.	Exhibit 10.5 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on June 12, 1998
10.34—Amended and Restated Pledge Agreement executed by the Company, Morton Metalcraft Co., Morton Metalcraft Co. of North Carolina, Morton Metalcraft Co. of South Carolina, Carroll George Inc. and B&W Metal Fabricators, Inc. dated May 28, 1998.	Exhibit 10.6 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on June 12, 1998
10.35—Amended and Restated Mortgage and Security Agreement with Assignment of Rents executed by Morton Metalcraft Co., dated May 28, 1998.	Exhibit 10.7 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on June 12, 1998
10.35—Mortgage and Security Agreement with Assignment of Rents to executed by Mid-Central Plastics, Inc. dated May 28, 1998.	Exhibit 10.8 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on June 12, 1998
10.36—First Amendment to Credit Agreement with Harris Trust & Savings Bank.	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1998
10.39—Agreement dated December 31, 1999 by and among Carroll George Inc., Morton Industrial Group, Inc. and Advanced Component Technologies, Inc.	Exhibit 99.2 to Morton Industrial Group, Inc. Report on Form 8-K filed with SEC on January 18, 2000

10.40—Third Amendment to Credit Agreement with Harris Trust & Savings Bank	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 8-K filed with SEC on February 29, 2000
10.41—Amended and Restated Agreement with Harris Trust and Savings Bank, As Agent	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on April 1, 2002
10.42—First Amendment to Amended and Restated Agreement with Harris Trust and Savings Bank, As Agent	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on March 31, 2003	X
10.43—Second Amendment to Amended and Restated Agreement with Harris Trust and Savings Bank, As Agent	Exhibit 99.2 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on March 31, 2003	X
10.44—Third Amendment to Amended and Restated Agreement with Harris Trust and Savings Bank, As Agent	Exhibit 99.3 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on March 31, 2003	X
10.45—Asset Purchase Agreement between Morton Custom Plastics, LLC and Wilbert, Inc.	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 10-Q filed with SEC on November 4, 2002
10.46—Senior Secured, Super-Priority Debtor-in-Possession Credit Agreement among Morton Custom Plastics, LLC and General Electric Capital Corporation	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 10-Q filed with SEC on November 12, 2002
13—Annual Report	Exhibit 13.1 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on March 31, 2003	X
16.2—Letter re: change in certifying accountant	Exhibit 16.1 to Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on February 18, 1999
21.1—Subsidiaries of Registrant		X
23.1—Consent of KPMG LLP		X
99.4—Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
99.5—Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
(b)
Reports on Form 8-K

        None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORTON INDUSTRIAL GROUP, INC.
Dated: March 31, 2003	By:	/s/ WILLIAM D. MORTON William D. Morton President, Chief Executive Officer, and Chairman of the Board of Directors

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ WILLIAM D. MORTON William D. Morton	President, Chief Executive Officer, and Chairman of the Board of Directors	March 31, 2003
/s/ RODNEY B. HARRISON Rodney B. Harrison	Vice President of Finance and Treasurer (Principal Accounting Officer)	March 31, 2003
/s/ FRED W. BROLING Fred W. Broling	Director	March 31, 2003
/s/ MARK W. MEALY Mark W. Mealy	Director	March 31, 2003

CERTIFICATIONS

Form of Sarbanes-Oxley Section 302(a) Certification

I, William D. Morton, as Chairman and Chief Executive Officer of Morton Industrial Group, Inc., certify that:

1.
I have reviewed this annual report on Form 10-K of Morton Industrial Group, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the ) registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the ) registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

/s/ WILLIAM D. MORTON William D. Morton Chairman and Chief Executive Officer March 31, 2003

I, Rodney B. Harrison, as Vice President of Finance of Morton Industrial Group, Inc., certify that:

1.
I have reviewed this annual report on Form 10-K of Morton Industrial Group, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the ) registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the ) registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

/s/ RODNEY B. HARRISON Rodney B. Harrison Vice President of Finance March 31, 2003

SHAREHOLDER INFORMATION

CORPORATE OFFICES

Morton Industrial Group, Inc.
1021 W. Birchwood
Morton, Illinois 61550-0429
Phone: 309-266-7176 Fax: 309-263-3216

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
New York, NY 10021
Phone: 212-396-0606 Fax: 212-396-9025

ANNUAL MEETING

The Annual Meeting of the Shareholders of Morton Industrial Group, Inc. will be held at:

The Carolina Inn, located at
211 Pittsboro Street
Chapel Hill, North Carolina
On Tuesday, June 10, 2003 at 10:00 a.m. (EDT)

FORM 10-K

A copy of form 10-K, the Annual Report which the Company is required to file with the Securities and Exchange Commission, is available without charge upon request to the Company at the above address.

STOCK TRANSFER AGENT AND REGISTRAR

For inquiries about stock transfers or address changes, shareholders may contact:

American Stock Transfer & Trust Co.
59 Maiden Lane
New York, NY 10038
Phone: 800-937-5449

INDEPENDENT PUBLIC ACCOUNTANTS

KPMG LLP
Indianapolis, Indiana

STOCK MARKET INFORMATION

The common stock of Morton Industrial Group, Inc. is traded on the OTC Market under the ticker symbol MGRP.

BOARD OF DIRECTORS

William D. Morton
    Chairman of the Board, President and CEO
    Morton Industrial Group, Inc.

Fred W. Broling
    Retired President and CEO
    US Precision Glass

Mark W. Mealy
    Managing Director
    Wachovia Securities

CORPORATE OFFICERS

William D. Morton
    Chairman of the Board, President and CEO

Daryl R. Lindemann
    Secretary

Rodney B. Harrison
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
Index
Independent Auditors' Report
MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES Consolidated Balance Sheets December 31, 2001 and 2002 (Dollars in thousands, except share data)
MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES Consolidated Statements of Operations Years ended December 31, 2000, 2001 and 2002 (Dollars in thousands, except per share data)
MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity (Deficit) Years ended December 31, 2000, 2001 and 2002 (Dollars in thousands)
MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows Years ended December 31, 2000, 2001 and 2002 (Dollars in thousands)
MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2001 and 2002 (Dollars in thousands, except per share data)
MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES Schedule II—Valuation and Qualifying Accounts
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES
CERTIFICATIONS
SHAREHOLDER INFORMATION