Form 10-Q
period 2003-03-29
MORTON INDUSTRIAL GROUP INC
filed 2003-05-13
CIK 64247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 2003

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

The aggregate market value of the common stock held by non-affiliates of the registrant (based upon the last reported sale price on the Nasdaq Small Cap Market) on the last business day of the registrant’s most recently completed second fiscal quarter was approximately $440,000.

Outstanding as of May 9, 2003
Class A Common Stock, $.01 par value	4,460,547
Class B Common Stock, $.01 par value	200,000

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the Three Months Ended March 29, 2003 and March 30, 2002
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 29, 2003	March 30, 2002
Net sales	$32,380	29,177
Cost of sales	27,789	25,060
Gross profit	4,591	4,117
Operating expenses:
Selling expenses	701	706
Administrative expenses	2,607	2,251
Total operating expenses	3,308	2,957
Operating income	1,283	1,160
Other income (expense):
Interest expense	(933)	(1,213)
Other	166	237
Total other income (expense)	(767)	(976)
Earnings before income taxes and discontinued operations	516	184
Income taxes	200	—
Earnings before discontinued operations	316	184
Discontinued operations (note 3):
Net earnings (loss) from operations of discontinued plastics operations	225	(526)
Income taxes	90	—
	135	(526)
Net earnings (loss)	451	(342)
Accretion of discount on preferred shares	(332)	(279)
Net earnings (loss) available to common shareholders	$119	(621)
Earnings (loss) per common share – basic and diluted:
Earnings (loss) from continuing operations	$0.00	(0.02)
Earnings (loss) from discontinued operations	0.03	(0.12)
Net earnings (loss) available to common shareholders	$0.03	(0.14)

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 29, 2003 and December 31, 2002
(Dollars in thousands)
(Unaudited)

	March 29, 2003	December 31, 2002
Assets
Current assets:
Trade accounts receivable, less allowance for doubtful accounts of $132 in 2003 and $92 in 2002	$7,612	5,251
Inventories	12,138	14,322
Prepaid expenses and other current assets	1,902	1,179
Deferred income taxes	110	400
Assets held for sale	8,766	8,990
Total current assets	30,528	30,142
Property, plant, and equipment, net	22,996	23,364
Intangible assets, at cost, less accumulated amortization	1,360	1,336
Deferred income taxes	1,351	1,351
Other assets	613	660
	$56,848	56,853
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Outstanding checks in excess of bank balance	$2,645	1,289
Current installments of long-term debt	5,439	5,331
Accounts payable	12,189	14,731
Accrued expenses	6,449	4,831
Liabilities held for sale	6,353	6,254
Total current liabilities	33,075	32,436
Long-term debt, excluding current installments	38,647	39,771
Other liabilities	291	262
Total liabilities	72,013	72,469
Redeemable preferred stock	8,940	8,608
Stockholders’ equity (deficit):
Class A common stock	45	45
Class B common stock	2	2
Additional paid-in capital	20,895	20,895
Retained deficit	(45,047)	(45,166)
Total stockholders’ equity (deficit)	(24,105)	(24,224)
	$56,848	56,853

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity (Deficit)
For the Three Months Ended March 29, 2003
(Dollars in thousands)
(Unaudited)

	Class A common stock		Class B common stock		Additional paid-in capital	Retained earnings (deficit)	Total

	Shares issued	Amount	Shares issued	Amount

Balance, December 31, 2002	4,460,547	$45	200,000	$2	$20,895	$(45,166)	$(24,224)
Net earnings	—	—	—	—	—	451	451
Accretion of discount on preferred shares	—	—	—	—	—	(332)	(332)
Balance, March 29, 2003	4,460,547	$45	200,000	$2	$20,895	$(45,047)	$(24,105)

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 29, 2003 and March 30, 2002
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 29, 2003	March 30, 2002

Net cash provided by (used in) operating activities	$929	(177)

Cash flows from investing activities:
Proceeds from sale of machinery and equipment	—	65
Capital expenditures	(969)	(756)
Net cash used in investing activities	(969)	(691)

Cash flows from financing activities:
Net repayments under revolving credit facility	(500)	(2,641)
Increase (decrease) in outstanding checks in excess of bank balance	1,356	(1,512)
Proceeds from issuance of long-term debt	—	6,003
Increase in financing fees	(300)	(691)
Principal payments on long-term debt and capital leases	(516)	(291)
Net cash provided by financing activities	40	868

Net change in cash	—	—

Cash at beginning of period	—	—
Cash at end of period	$—	—

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$525	1,393

Income taxes	$—	—

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 29, 2003 and March 30, 2002
(Unaudited)

(1)  Nature of Business

Through our operating subsidiaries, we are a contract manufacturer and supplier of high-quality fabricated sheet metal components and subassemblies for industrial, construction and agricultural original equipment manufacturers located primarily in the Midwestern and Southeastern United States.

(2)  Interim Financial Data

The Condensed Consolidated Financial Statements at March 29, 2003, and for the three months ended March 29, 2003 and March 30, 2002, are unaudited and reflect all adjustments, consisting of normal recurring accruals and other adjustments which, in the opinion of our management, are necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods indicated. Our fiscal quarters end on a Saturday (nearest to a quarter end) except for the fourth quarter which ends on December 31. For the quarter ended March 29, 2003, there were 62 shipping days, and for the quarter ended March 30, 2002, there were 63 shipping days. Results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.  You should read the condensed consolidated financial statements in connection with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations of Morton Industrial Group, Inc. contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed on March 31, 2003.

(3)  Discontinued Operations

The results from discontinued operations for the three months ended March 30, 2002 reflect the results of both Morton Custom Plastics, LLC, which we sold on December 24, 2002, and Mid-Central Plastics, Inc., which we currently classify as held for sale.  The results from discontinued operations for the three months ended March 29, 2003 reflect the results of Mid-Central Plastics, Inc., which is a contract manufacturer of plastics components for industrial, agricultural and recreational original equipment manufacturers located primarily in the Midwestern United States.

Amounts held for sale of Mid-Central Plastics, Inc., in thousands of dollars, as of March 29, 2003 and December 31, 2002 consist of the following:

	March 29, 2003	December 31, 2002

Accounts receivable, net of allowance of $67 and $134	$1,100	$1,423
Inventories	2,247	2,241
Other current assets	408	427
Property, plant and equipment, net	5,011	4,899
Assets held for sale	$8,766	$8,990
Current liabilities	$2,603	$2,504
Estimated debt required to be repaid upon sale	3,750	3,750
Liabilities held for sale	$6,353	$6,254

(4)  Inventory

The Company’s inventory, in thousands of dollars, as of March 29, 2003, and December 31, 2002, is summarized as follows:

	March 29, 2003	December 31, 2002

Raw materials, purchased parts and manufactured components	$2,588	$3,645
Work-in-process	6,305	6,087
Finished goods	3,245	4,590

	$12,138	$14,322

(5)  Earnings Per Share

The following reflects the reconciliation of the numerators and denominators of the earnings per share and the earnings per share assuming dilution computations:

	Quarter Ended March 29, 2003			Quarter Ended March 30, 2002
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	(Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings (loss) available to common shareholders	$119,000	4,660,547	$0.03	$(621,000)	4,600,850	$(0.14)

Effect of dilutive securities, stock options and warrants		224,529	—		—	—

Diluted earnings (loss) available to common shareholders	$119,000	4,885,076	$0.03	$(621,000)	4,600,850	$(0.14)

At March 29, 2003 and March 30, 2002, 911,620 and 1,334,615, respectively, options and warrants were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

(6)  Segment Reporting

Due to the previously reported sale of Morton Custom Plastics, LLC., and the anticipated sale of Mid-Central Plastics, Inc., we have only one remaining segment – the contract metals fabrication segment.

(7)  Debt

In February 2002, we entered into a new secured revolving credit facility with a syndicate of banks led by Harris Trust and Savings Bank, as Agent (the Harris syndicate). The revolving credit agreement permits us to borrow up to a maximum of $21.0 million. The agreement requires payment of a quarterly commitment fee of .50% per annum of the average daily unused portion of the revolving credit facility. Interest is due monthly and is based on bank prime plus 1.5% (effective rate of 5.75% at March 29, 2003).  Alternatively, we could select a LIBOR plus 4.0% interest rate. The amount available under the original provisions of the revolving credit facility was limited to 85% of qualified accounts receivable, 50% of eligible inventory, plus $2.5 million of other assets. The revolving credit agreement was originally set to mature on July 1, 2003. As described below, the date has been extended to April 1, 2004.  At March 29, 2003, we had $18.1 million outstanding and $699,000 available under this credit facility.

In February 2002, we entered into an amended and restated secured term loan arrangement with the Harris syndicate for a term loan of $32.9 million. The new Harris syndicate term loan arrangement replaced existing term loans and did not provide additional availability. The term loan under this financing arrangement is amortized monthly with principal payments ranging from $235,000 to $500,000 and the balance of $24.9 million due originally on July 1, 2003 (now extended to April 1, 2004). Interest is due monthly and is based on bank prime plus 1.5% (effective rate of 5.75% at March 29, 2003).  Alternatively, we could select a LIBOR plus 4.0% interest rate.

The February, 2002 Harris syndicate agreement has been amended three times, most recently on February 28, 2003. Among the key provisions of the amendments: (i) extension of the maturity date to April 1, 2004; (ii) revisions in the monthly amortization of principal, with $50,000 payable on February 28, 2003, $100,000 payable on March 31, 2003, $350,000 payable on April 30, 2003, $500,000 payable each month end from May 31, 2003 through December 31, 2003, and $250,000 payable each month end thereafter until the April 1, 2004 maturity date, at which time the term loan balance of $22.2 million will be due.  Also, effective February 28, 2003, the limit of eligible inventory under the revolving credit facility was increased to 60% and the amount of other assets eligible became $3.5 million.  The Company intends to obtain loans or funding support from other sources, or extend its existing credit facility, by the maturity date of the current agreement, but there are no assurances that we will be successful in our efforts.

In connection with these Harris syndicate loans, we have granted the lender a first lien on all of our accounts receivable, inventory, equipment and various other assets. These Harris syndicate debt agreements contain restrictions on capital expenditures, additional debt or liens, investments, mergers and acquisitions, asset sales and payments such as dividends or stock repurchases. No amounts are available for the payment of dividends at March 29, 2003.  The agreements also impose various financial covenants, including financial performance ratios.

Should we sell the Mid-Central Plastics, Inc. operations prior to maturity of the Harris syndicate loans, a portion of the net cash proceeds from the sale must be applied against the balance of the revolving line of credit.  We estimate the amount required to be repaid to be $3.75 million, which is included in liabilities held for sale (Note 3).

(8)  Stock Option Plan

We account for our stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, we would record compensation expense on the date of grant only if the current market price of the underlying stock exceeded the exercise price. We issue all of our options at the current market price on the date of issuance and, accordingly, we have not recognized any stock-based employee compensation cost for stock options in our financial statements.

The per share weighted-average fair value of stock options granted during the first quarter of 2003 was $0.13 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0%, risk-free interest rate of 6%, volatility of 91%, and an expected life of 10 years.  We did not grant any stock options during the first quarter of 2002.

Had we determined compensation cost based on the fair value at the grant date for our stock options under SFAS No. 123, Accounting for Stock-Based Compensation, our net earnings, in thousands of dollars, would have been reduced to the pro forma amounts indicated below:

	2003	2002
Net earnings (loss) available to common shareholders:
As reported	$119	(621)
Total stock-based employee compensation expense determined under fair value based method for all awards	(36)	(54)
Pro forma	$83	(675)
Basic and diluted earnings (loss) available to common shareholders per share:
As reported	$0.03	(0.14)
Pro forma	$0.02	(0.15)

(9)  Impact of Recently Issued Accounting Standards

In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material impact on financial position, results of operations, or cash flows.

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

In November 2002, FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“Interpretation 45”), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. Interpretation 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees.

Interpretation 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The adoption of Interpretation 45 did not have a material impact on the financial statements.

In January 2003, FASB issued Interpretation 46, Consolidation of Variable Interest Entities (“Interpretation 46”), which addresses consolidation of certain variable interest entities and is effective January 31, 2003. The Company does not anticipate that the adoption of Interpretation 46 will have a material impact on its financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis describes changes in the Company’s financial condition since December 31, 2002. The analysis of results of operations compares the quarters ended March 29, 2003 and March 30, 2002.  Any references to December 31, 2002 relate to data found in Form 10-K as filed with the Securities and Exchange Commission on March 31, 2003.

RESULTS OF OPERATIONS

FIRST QUARTER, 2003 VERSUS FIRST QUARTER, 2002

Our net revenues for the first quarter, 2003 were $32.4 million compared to $29.2 million for the first quarter of 2002, an increase of $3.2 million, or 11.0%.  The sales increase resulted primarily from increased demand by existing customers due to a combination of production order awards for new parts and general volume increases on existing parts.

Our sales to Deere & Company and Caterpillar Inc., were approximately 91% and 92% of our revenues for the first quarters, 2003 and 2002, respectively.  Revenues from these customers increased approximately 10% from the same period in 2002, due to a combination of production order awards for new parts and general volume increases on existing parts.

Our gross profits for the first quarter, 2003 increased by approximately $474,000, an increase of 11.5%, versus the same three months in 2002. The overall gross profit percentage increased to 14.2% for the first quarter of 2003 from 14.1% for the first quarter of 2002. The increase in gross profit dollars resulted primarily from increased sales.  The modest increase in the gross profit percentage resulted from various continuing manufacturing cost savings initiatives, offset by modest continued pricing pressure from customers.

Our selling and administrative expenses for the first quarter, 2003 amounted to $3.3 million, or 10.2% of net sales compared to $3.0 million, or 10.1% of net sales for the first quarter of 2002.  The 11.9% increase in costs related to the increase in sales.

Our interest expense was $0.9 million for the first quarter of  2003, compared with $1.2 million for the first quarter of 2002.  While interest rates have remained steady for comparable quarters, a decrease in the overall debt level has decreased interest expense for the comparable quarters.

Our other income was $166,000 for the first quarter of 2003, compared with other income of $237,000 for the first quarter of 2002, primarily due to unrealized gains on the Company’s interest rate swap instruments.  These swap agreements expire at the end of June, 2003.

For the first quarter of 2003, we recorded a tax provision of $200,000 (approximately 39%) on pre-tax income of $516,000 from continuing operations, and a tax provision of $90,000 (40%) on pre-tax income of $225,000 from discontinued operations. We will utilize net operating losses to the extent of taxable income, and we have recorded a resulting decrease in the current deferred tax asset.  For the first quarter of 2002, we did not provide a tax provision on $184 of pre-tax income. The impact on the net operating loss carryforward was offset by changes in the valuation allowance with no impact on the net deferred tax assets.

Discontinued operations reflect pre-tax earnings of $225,000 for the first quarter of 2003 compared to a loss of $526,000 in the first quarter of 2002.  As described in Note 3 above, the first quarter of 2003 includes only the operations of Mid-Central Plastics, Inc., while the first quarter of 2002 also included the operations of Morton Custom Plastics, LLC, which was sustaining losses from its operations.

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated working capital at March 29, 2003 was a deficit of $2.5 million compared to a working capital deficit of $2.3 million at December 31, 2002. This represents a decrease in working capital of approximately $0.2 million.  During the quarter ended March 29, 2003, there were no significant changes in total current assets or total current liabilities as compared with December 31, 2002.

In February 2002, we entered into a new secured revolving credit facility with a syndicate of banks led by Harris Trust and Savings Bank, as Agent (the Harris syndicate). The revolving credit agreement permits us to borrow up to a maximum of $21.0 million. The agreement requires payment of a quarterly commitment fee of .50% per annum of the average daily unused portion of the revolving credit facility. Interest is due monthly and is based on bank prime plus 1.5% (effective rate of 5.75% at March 29, 2003).  Alternatively, we could select a LIBOR plus 4.0% interest rate. The amount available under the original provisions of the revolving credit facility was limited to 85% of qualified accounts receivable, 50% of eligible inventory, plus $2.5 million of other assets. The revolving credit agreement was originally set to mature on July 1, 2003. As described below, the date has been extended to April 1, 2004.  At March 29, 2003, we had $18.1 million outstanding and $699,000 available under this credit facility.

In February 2002, we entered into an amended and restated secured term loan arrangement with the Harris syndicate for a term loan of $32.9 million. The new Harris syndicate term loan arrangement replaced existing term loans and did not provide additional availability. The term loan under this financing arrangement is amortized monthly with principal payments ranging from $235,000 to $500,000 and the balance of $24.9 million due originally on July 1, 2003 (now extended to April 1, 2004). Interest is due monthly and is based on bank prime plus 1.5% (effective rate of 5.75% at March 29, 2003).  Alternatively, we could select a LIBOR plus 4.0% interest rate.

The February, 2002 Harris syndicate agreement has been amended three times, most recently on February 28, 2003. Among the key provisions of the amendments: (i) extension of the maturity date to April 1, 2004; (ii) revisions in the monthly amortization of principal, with $50,000 payable on February 28, 2003, $100,000 payable on March 31, 2003, $350,000 payable on April 30, 2003, $500,000 payable each month end from May 31, 2003 through December 31, 2003, and $250,000 payable each month end thereafter until the April 1, 2004 maturity date, at which time the term loan balance of $22.2 million will be due.  Also, effective February 28, 2003, the limit of eligible inventory under the revolving credit facility was increased to 60% and the amount of other assets eligible became $3.5 million.  All of our indebtedness to the Harris syndicate matures on April 1, 2004. We intend to obtain loans or funding support from other sources, or extend the existing credit facility by the maturity date of the current agreement, but there are no assurances that we will be successful in our efforts.

In connection with these Harris syndicate loans, we have granted the lender a first lien on all of our accounts receivable, inventory, equipment and various other assets. These Harris syndicate debt agreements contain restrictions on capital expenditures, additional debt or liens, investments, mergers and acquisitions, asset sales and payments such as dividends or stock repurchases. No amounts are available for the payment of dividends at March 29, 2003.  The agreements also impose various financial covenants, including financial performance ratios.

Should we sell the Mid-Central Plastics, Inc. operations prior to maturity of the Harris syndicate loans, a portion of the net cash proceeds from the sale must be applied against the balance of the revolving line of credit.  We estimate the amount required to be repaid to be $3.75 million, which is included in liabilities held for sale (Note 3).

In connection with the Harris syndicate financing, we have two fixed interest rate swap agreements with a commercial bank (the “counter party”). The first agreement has a notional principal amount of $2.0 million and a termination date of May 31, 2003. The second agreement has a notional principal amount of $13.9 million and a termination date of June 30, 2003. The notional principal amount declines over the term of both agreements based upon a defined amortization schedule. The counter party waived its unilateral right to cancel both agreements as of June 30, 2001. As described in Item 7A below, these agreements are for the purpose of limiting the effects of interest rate increases on half of the Company’s floating rate term debt.

Historically, we have met our near term liquidity requirements with cash flow from operations, the Harris syndicate line of credit, and management of our working capital to reflect current levels of operations. The national economic slowdown has increased pressure on these sources of liquidity. The February, 2002 Harris syndicate revolving credit facility and term loans replaced existing credit facilities and did not provide additional availability.  We anticipate that the February, 2002 agreements with the Harris syndicate, as amended on February 28, 2003, will assist us in meeting our liquidity requirements through the term of these agreements.

Preferred Stock

As part of the financing for the 1999 Morton Custom Plastics, LLC acquisition from Worthington Industries, Inc. (Worthington) , we issued 10,000 shares of redeemable preferred stock, which becomes redeemable on April 15, 2004 at $1,000 per share plus any dividends accrued since April 15, 1999. We recorded the $10 million face value preferred stock at its fair value of $4.25 million. We are accreting the discount over a five year period using the effective yield method. Dividends are payable in kind at the rate of 8% per annum. Certain provisions of the agreement with Worthington preclude the payment of dividends, and no dividends have been accrued since 1999. There are legal proceedings related to certain Worthington matters as described in Part II, Item 1.  We plan to continue negotiations with Worthington to resolve all of the issues presented by the preferred stock within the limitations of our available liquidity in 2004, but there are no assurances that we will be successful in our efforts.

Capital Expenditures

We incurred $0.9 million of capital expenditures during the first quarter of 2003, including $0.8 related to continuing operations, primarily for the update and purchase of manufacturing equipment.

We estimate that our capital expenditures in 2003 will total approximately $2.4 million, of which $1.0 million will be for new production equipment and the remaining $1.4 million will be for normal replacement items.

Significant Cash Commitments

The following table summarizes the Company’s contractual obligations at March 29, 2003:

	Payments Due by Period

(In Thousands)	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Bank indebtedness
Term loan	$27,280	5,100	22,180	—	$—
Revolving line of credit	18,100	—	18,100	—	—
Other debt obligations	2,221	339	1,237	645	—
Operating leases	20,816	6,400	12,186	2,230	—

Total contractual cash obligations	$68,417	11,839	53,703	2,875	$—

Under our bank credit facility, we have $618,000 standby letters of credit outstanding at March 29, 2003 in connection with lease obligations.  Management expects that cash flow from operations and availability under its bank revolving line of credit will assist us in meeting our liquidity requirements through the term of its bank credit facility. At  March 29, 2003, we had $699,000 in unused availability under the bank revolving line of credit.

As described previously in the Financial Position and Liquidity section of this Form 10-Q, the preferred stock issued by the Company becomes redeemable on April 15, 2004. There are legal proceedings related to certain Worthington matters as described in Part II, Item 1. We plan to continue negotiations with Worthington to resolve all of the issues presented by the preferred stock, within the limitations of our available liquidity in 2004, but there are no assurances that we will be successful in our efforts.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material impact on financial position, results of operations, or cash flows.

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

In November 2002, FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“Interpretation 45”), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. Interpretation 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees.

Interpretation 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The adoption of Interpretation 45 did not have a material impact on the financial statements.

In January 2003, FASB issued Interpretation 46, Consolidation of Variable Interest Entities (“Interpretation 46”), which addresses consolidation of certain variable interest entities and is effective January 31, 2003. The Company does not anticipate that the adoption of Interpretation 46 will have a material impact on its financial statements.

FORWARD LOOKING STATEMENTS

“Safe Harbor” Statement Under The Private Securities Litigation Reform Act Of 1995: This quarterly report contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements containing the words “anticipates,” “believes,” “intends,” “estimates,” “expects,” “projects” and similar words. The forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results expressed or implied by such forward looking statements. Such factors include, among others, the following: the loss of certain significant customers; the cyclicality of our construction and agricultural sales; risks associated with our acquisitions; the orders of our two major customers; general economic and business conditions, both nationally and in the markets in which we operate or will operate; competition; and other factors referenced in the Company’s reports and registration statements filed with the Securities and Exchange Commission. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward looking statements. The forward looking statements contained herein speak only of the Company’s expectation as of the date of this quarterly report. We disclaim any obligations to update any such factors or publicly announce the result of any revisions to any of the forward looking statements contained herein to reflect future events or developments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to interest rate changes primarily as a result of our lines of credit and long term debt used for maintaining liquidity, funding capital expenditures, and funding the growth of our business. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower overall borrowing costs. To achieve our objectives, we entered into a financing agreement with a bank syndicate.  This agreement contains a term loan and a revolving credit facility.  Interest is based on our lead bank’s prime rate plus an applicable variable margin.  We have also entered into two interest rate swap agreements, as required by our bank syndicate financing arrangement, to limit the effect of increases in the interest rates on half of its floating rate term debt. Under the swap agreements, which expire May 31, 2003 to June 30, 2003, a LIBOR-equivalent interest rate component of the interest rate is limited to 5.875% on half of the Company’s $27.9 million term loans.  If interest rates moved 100 basis points, the effect on income before income taxes would be $279,000 annually.

We do not enter into interest rate transactions for speculative purposes.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Within the 90 days prior to the date of this report, we carried out an evaluation of the effectiveness of the design and operation of the our “disclosure controls and procedures”, as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-14(c) and 15d-14(c), under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President of Finance. Based upon that evaluation, our Chief Executive Officer and Vice President of Finance concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities and Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Changes in internal controls

We seek to maintain a system of internal accounting controls that are intended to provide reasonable assurances that our books and records accurately reflect our transactions and that our established policies and procedures are followed.  There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the date we carried out this evaluation.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On May 1, 2000, Worthington Industries, Inc. (Worthington) filed suit (in the United States District Court for the Southern District of Ohio, Eastern Division) against us and Morton Custom Plastics, LLC (“MCP, LLC”) related to MCP, LLC’s 1999 acquisition of the non-automotive plastics business from Worthington. Worthington claimed that it was owed additional amounts under the sale agreement and a related service agreement, and that it was owed dividends on shares of our preferred stock that it received. We believed that under the terms of the agreement, none of the amounts claimed by Worthington were owed by us.  The case has been stayed because of the bankruptcy of MCP, LLC, although Worthington may attempt to continue the litigation against us on the dividend matter.

ITEM 2.  CHANGES IN SECURITIES

On September 20, 2000, the Company issued warrants to purchase 238,548 shares of its Class A Common Stock at an exercise price of $.01 per share.  Under the terms of the February, 2003 amendment with Harris Bank, the warrants may be exercised at any time through December 31, 2005.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

	11.	The computation can be determined from this report.
	99.1	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99.2	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)	Reports on Form 8-K.

Form 8-K filed on February 5, 2003 announcing personnel changes.
Form 8-K filed on April 3, 2003 announcing the earnings press release for the year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORTON INDUSTRIAL GROUP, INC.

	By:	/s/ RODNEY B. HARRISON

Rodney B. Harrison
Vice President of Finance

Dated: May 13, 2003

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

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/ s / William D. Morton

William D. Morton
Chairman and Chief Executive Officer
May 13, 2003

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

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/ s / Rodney B. Harrison

Rodney B. Harrison
Vice President of Finance
May 13, 2003