Form 10-Q
period 2003-06-28
MORTON INDUSTRIAL GROUP INC
filed 2003-08-11
CIK 64247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 28, 2003

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

     The aggregate market value of the common stock held by non-affiliates of the registrant (based upon the last reported sale price on the Nasdaq Small Cap Market) on the last business day of the registrant’s most recently completed second fiscal quarter was approximately $850,000.

Outstanding as of
July 31, 2003

Class A Common Stock, $.01 par value	4,460,547
Class B Common Stock, $.01 par value	200,000

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 28, 2003 and June 29, 2002
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended

	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Net sales	$34,398	32,241	66,778	61,418
Cost of sales	29,388	27,391	57,177	52,451

Gross profit	5,010	4,850	9,601	8,967

Operating expenses:
Selling expenses	712	721	1,413	1,427
Administrative expenses	2,600	2,727	5,207	4,978

Total operating expenses	3,312	3,448	6,620	6,405

Operating income	1,698	1,402	2,981	2,562

Other income (expense):
Interest expense	(936)	(1,016)	(1,869)	(2,229)
Other	171	(38)	337	199

Total other income (expense)	(765)	(1,054)	(1,532)	(2,030)

Earnings before income taxes, discontinued operations and cumulative effect of accounting change	933	348	1,449	532
Income taxes	360	—	560	—

Earnings before discontinued operations and cumulative effect of accounting change	573	348	889	532

Discontinued operations:
Net earnings (loss) from operations of discontinued plastics operations	(85)	(2,770)	140	(3,255)
Income taxes	(35)	821	55	862

	(50)	(3,591)	85	(4,117)

Earnings (loss) before cumulative effect of accounting change	523	(3,243)	974	(3,585)
Cumulative effect of change in accounting principle, net of tax of $0	—	—	—	(8,118)

Net earnings (loss)	523	(3,243)	974	(11,703)
Accretion of discount on preferred shares	$(383)	(323)	(715)	(602)

Net earnings (loss) available to common shareholders	140	(3,566)	259	(12,305)

Earnings (loss) per common share — basic:
Earnings (loss) from continuing operations	$0.04	0.01	0.04	(0.02)
Earnings (loss) from discontinued operations	(0.01)	(0.78)	0.02	(0.89)

Net earnings (loss) available to common shareholders before cumulative effect of a change in accounting principle	0.03	(0.77)	0.06	(0.91)
Cumulative effect of a change in accounting principle	—	—	—	(1.76)

Net earnings (loss) available to common shareholders	$0.03	(0.77)	0.06	(2.67)

Earnings (loss) per common share — diluted:
Earnings (loss) from continuing operations	$0.03	0.01	0.03	(0.02)
Earnings (loss) from discontinued operations	(0.01)	(0.78)	0.02	(0.89)

Net earnings (loss) available to common shareholders before cumulative effect of a change in accounting principle	0.02	(0.77)	0.05	(0.91)
Cumulative effect of a change in accounting principle	—	—	—	(1.76)

Net earnings (loss) available to common shareholders	$0.02	(0.77)	0.05	(2.67)

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
June 28, 2003 and December 31, 2002
(Dollars in thousands)

	June 28, 2003	December 31, 2002

	(Unaudited)
Assets
Current assets:
Trade accounts receivable, less allowance for doubtful accounts of $174 in 2003 and $82 in 2002	$10,257	5,251
Notes receivable	196	—
Inventories	12,356	14,322
Prepaid expenses and other current assets	1,516	1,179
Deferred income taxes	—	400
Assets held for sale	—	8,990

Total current assets	24,325	30,142

Property, plant, and equipment, net	22,599	23,364
Note receivable	1,100	—
Intangible assets, at cost, less accumulated amortization	1,009	1,336
Deferred income taxes	1,136	1,351
Other assets	581	660

	$50,750	56,853

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Outstanding checks in excess of bank balance	$2,628	1,289
Current installments of long-term debt	41,198	5,331
Accounts payable	13,652	14,731
Accrued expenses	5,827	4,831
Liabilities held for sale	—	6,254

Total current liabilities	63,305	32,436
Long-term debt, excluding current installments	1,812	39,771
Other liabilities	275	262

Total liabilities	65,392	72,469

Redeemable preferred stock	9,323	8,608

Stockholders’ equity (deficit):
Class A common stock	45	45
Class B common stock	2	2
Additional paid-in capital	20,895	20,895
Retained deficit	(44,907)	(45,166)

Total stockholders’ equity (deficit)	(23,965)	(24,224)

	$50,750	56,853

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

For the Six Months Ended June 28, 2003
(Dollars in thousands)
(Unaudited)

	Class A		Class B
	common stock		common stock
					Additional	Retained
	Shares		Shares		paid-in	earnings
	issued	Amount	issued	Amount	capital	(deficit)	Total

Balance, December 31, 2002	4,460,547	$45	200,000	$2	$20,895	$(45,166)	$(24,224)
Net earnings	—	—	—	—	—	974	974
Accretion of discount on preferred shares	—	—	—	—	—	(715)	(715)

Balance, June 28, 2003	4,460,547	$45	200,000	$2	$20,895	$(44,907)	$(23,965)

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 28, 2003 and June 29, 2002
(Dollars in thousands)
(Unaudited)

	Six Months Ended

	June 28, 2003	June 29, 2002

Net cash provided by operating activities	$1,932	1,567

Cash flows from investing activities:
Proceeds from sale of machinery and equipment	—	257
Proceeds from sale of business	4,800	—
Capital expenditures	(1,929)	(1,749)

Net cash provided by (used in) investing activities	2,871	(1,492)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	(4,200)	3,681
Increase (decrease) in checks outstanding in excess of bank balance	1,339	(1,156)
Increase in financing fees	(300)	(1,112)
Principal payments on long-term debt and capital leases	(1,642)	(1,501)
Cash received on exercised options	—	13

Net cash used in financing activities	(4,803)	(75)

Net change in cash	—	—
Cash at beginning of period	—	—

Cash at end of period	$—	—

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,373	3,144

Income taxes	$—	—

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 28, 2003 and June 29, 2002
(Unaudited)

(1) Nature of Business

     Through our operating subsidiaries, we are a contract manufacturer and supplier of high-quality fabricated sheet metal components and subassemblies for industrial, construction and agricultural original equipment manufacturers located primarily in the Midwestern and Southeastern United States.

(2) Interim Financial Data

     The Condensed Consolidated Financial Statements at June 28, 2003, and for the three and six months ended June 28, 2003 and June 29, 2002, are unaudited and reflect all adjustments, consisting of normal recurring accruals and other adjustments which, in the opinion of our management, are necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods indicated. Our fiscal quarters end on a Saturday (nearest to a quarter end) except for the fourth quarter which ends on December 31. For both the quarters ended June 28, 2003 and June 29, 2002 there were 64 shipping days. For the six months ended June 28, 2003, there were 126 shipping days, and for the six months ended June 29, 2002, there were 127 shipping days. Results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year. You should read the condensed consolidated financial statements in connection with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations of Morton Industrial Group, Inc. contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed on March 31, 2003.

(3) Discontinued Operations

     The results from discontinued operations for the three and six months ended June 29, 2002 reflect the results of both Morton Custom Plastics, LLC, which we sold on December 24, 2002, and Mid-Central Plastics, Inc., which we sold on June 20, 2003. The results from discontinued operations for the three and six months ended June 28, 2003 reflect only the results of Mid-Central Plastics, Inc.

     Amounts held for sale of Mid-Central Plastics, Inc., in thousands of dollars, as of December 31, 2002 consist of the following:

December 31,
2002

Accounts receivable, net of allowance of $134	$1,423
Inventories	2,241
Other current assets	427
Property, plant and equipment, net	4,899

Assets held for sale	$8,990

Current liabilities	$2,504
Estimated debt required to be repaid upon sale	3,750

Liabilities held for sale	$6,254

As reported on Form 8-K filed on June 23, 2003 and Form 8-K/A filed on July 7, 2003, the Company sold its “assets held for sale” and the “liabilities held for sale” on June 20, 2003. The terms of the transaction were substantially the same as those anticipated in the preparation of the Annual Report on Form 10-K filed March 31, 2003. The sales price, subsequent to a working capital adjustment, was $6.1 million, with $4.8 million received in cash at closing plus notes receivable from the buyer of $98,500, $97,000 and $1,100,000.

The note receivable of $98,500 bears interest at 6.08% and is due on September 20, 2003. The note receivable of $97,000 is due December 20, 2003, and bears interest at 6.18%. The note receivable of $1,100,000 is due June 20, 2006 and bears interest at 15% per annum. Interest for the period of June 20, 2003 through June 20, 2004 shall be 15% payment-in-kind, with interest payable in cash on June 20, 2005, and at the date of maturity, June 20, 2006.

The notes receivable, due from the buyer, are subordinate to required payments due by the buyer to its senior secured lender. Payments received by the Company are assigned to the Harris Bank syndicate, the Company’s senior secured lender.

(4) Inventory

     The Company’s inventory, in thousands of dollars, as of June 28, 2003, and December 31, 2002, is summarized as follows:

		December 31,
	June 28, 2003	2002

Raw materials, purchased parts and manufactured components	$3,132	$3,645
Work-in-process	6,190	6,087
Finished goods	3,034	4,590

	$12,356	$14,322

(5) Earnings Per Share

     The following reflects the reconciliation of the numerators and denominators of the earnings per share and the earnings per share assuming dilution computations:

	Quarter Ended June 28, 2003			Quarter Ended June 29, 2002

	Earnings	Shares	Per Share	(Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings (loss) available to common shareholders	$140,000	4,660,547	$0.03	$(3,566,000)	4,630,370	$(0.77)
Effect of dilutive securities, stock options and warrants		230,739	(0.01)		—	—

Diluted earnings (loss) available to common shareholders	$140,000	4,891,286	$0.02	$(3,566,000)	4,630,370	$(0.77)

	Six Months Ended June 28, 2003			Six Months Ended June 29, 2002

	Earnings	Shares	Per Share	(Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings (loss) available to common shareholders	$259,000	4,660,547	$0.06	$(12,305,000)	4,615,774	$(2.67)
Effect of dilutive securities, stock options and warrants		228,563	(0.01)		—	—

Diluted earnings (loss) available to common shareholders	$259,000	4,889,110	$0.05	$(12,305,000)	4,615,774	$(2.67)

     For the quarters ended June 28, 2003 and June 29, 2002, 1,053,915 and 1,435,921, respectively, options and warrants were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

     For the six month periods ended June 28, 2003 and June 29, 2002, 1,058,634 and 1,447,430, respectively, options and warrants were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

(6) Segment Reporting

     Due to the previously reported sale of Morton Custom Plastics, LLC., and the June 20, 2003 sale of Mid-Central Plastics, Inc., we have only one remaining segment – the contract metals fabrication segment.

(7) Debt

     In February 2002, we entered into a new secured revolving credit facility with a syndicate of banks led by Harris Trust and Savings Bank, as Agent (the Harris syndicate). The revolving credit agreement permitted us to borrow up to a maximum of $21.0 million. The agreement requires payment of a quarterly commitment fee of .50% per annum of the average daily unused portion of the revolving credit facility. Interest is due monthly and is based on bank prime plus 1.5% (effective rate of 5.50% at June 28, 2003). Alternatively, we could select a LIBOR plus 4.0% interest rate. The amount available under the original provisions of the revolving credit facility was limited to 85% of qualified accounts receivable, 50% of eligible inventory, plus $2.5 million of other assets. The revolving credit agreement was originally set to mature on July 1, 2003. As described below, the credit facility has been amended and the maturity date has been extended to April 1, 2004. At June 28, 2003, we had $14.4 million outstanding and $1.4 million available under this credit facility.

     In February 2002, we entered into an amended and restated secured term loan arrangement with the Harris syndicate for a term loan of $32.9 million. The term loan under this financing arrangement is amortized monthly with principal payments ranging from $235,000 to $500,000 and the balance of $24.9 million due originally on July 1, 2003 (now extended to April 1, 2004). Interest is due monthly and is based on bank prime plus 1.5% (effective rate of 5.50% at June 28, 2003). Alternatively, we could select a LIBOR plus 4.0% interest rate.

     The February, 2002 Harris syndicate agreement has been amended four times, most recently on February 28, 2003, and June 20, 2003. Among the key provisions of the February 28, 2003 amendment: (i) extension of the maturity date to April 1, 2004; (ii) revisions in the monthly amortization of principal, with $50,000 payable on February 28, 2003, $100,000 payable on March 31, 2003, $350,000 payable on April 30, 2003, $500,000 payable each month end from May 31, 2003 through December 31, 2003, and $250,000 payable each month end thereafter until the April 1, 2004 maturity date, at which time the term loan balance of $22.2 million will be due. Also, effective February 28, 2003, the limit of eligible inventory under the revolving credit facility was increased to 60% and the amount of other assets eligible became $3.5 million. The Company has begun discussions to obtain loans or funding support from other sources, or extend its existing credit facility, by the maturity date of the current agreement, but there are no assurances that we will be successful in our efforts. Failure to do so could have a material adverse effect on our operations.

     The fourth amendment, dated June 20, 2003, and filed as an exhibit to this Form 10-Q, provided consent by the Harris Bank syndicate to the Mid-Central Plastics, Inc. June 20, 2003 transaction and, upon completion of that transaction, impacted the revolving credit facility as follows: (i) $3.5 million of the $4.8 million cash proceeds received at closing were used to paydown the revolving line-of-credit; (ii) the amount of other assets eligible under the revolving credit facility were reduced from $3.5 million to $2.1 million; and (iii) the maximum amount that can be borrowed under the revolving credit facility was reduced from $21.0 million to $18.8 million.

     In connection with these Harris syndicate loans, we have granted the lender a first lien on all of our accounts receivable, inventory, equipment and various other assets. These Harris syndicate debt agreements contain restrictions on capital expenditures, additional debt or liens, investments, mergers and acquisitions, asset sales and payments such as dividends or stock repurchases. No amounts are available for the payment of dividends at June 28, 2003. The agreements also impose various financial covenants, including financial performance ratios.

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

     The per share weighted-average fair value of stock options granted during the first six months of 2003 and 2002 was $0.13 and $0.29 on the date of grant based on the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0%, risk-free interest rate of 6%, volatility of 91%, and an expected life of 10 years.

     Had we determined compensation cost based on the fair value at the grant date for our stock options under SFAS No. 123, Accounting for Stock-Based Compensation, our net earnings, in thousands of dollars, would have been reduced to the pro forma amounts indicated below:

	Quarter	Quarter
	Ended June	Ended
	28, 2003	June 29, 2002

Net earnings (loss) available to common shareholders:
As reported	$140	(3,566)
Total stock-based employee compensation expense determined under fair value based method for all awards	(38)	(54)

Pro forma	$102	(3,620)

Basic earnings (loss) available to common shareholders per share:
As reported	$.03	(.77)
Pro forma	$.02	(.78)
Diluted earnings (loss) available to common shareholders per share
As reported	$.02	(.77)
Pro forma	$.02	(.78)

	Six Months	Six Months
	Ended June	Ended June
	28, 2003	29, 2002

Net earnings (loss) available to common shareholders:
As reported	$259	(12,305)
Total stock-based employee compensation expense determined under fair value based method for all awards	(74)	(108)

Pro forma	$185	(12,413)

Basic earnings (loss) available to common shareholders per share:
As reported	$.06	(2.67)
Pro forma	$.04	(2.69)
Diluted earnings (loss) available to common shareholders per share:
As reported	$.05	(2.67)
Pro forma	$.04	(2.69)

(9) Impact of Recently Issued Accounting Standards

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

     In January 2003, FASB issued Interpretation 46, Consolidation of Variable Interest Entities (“Interpretation 46”), which addresses consolidation of certain variable interest entities and was effective January 31, 2003. The adoption of Interpretation 46 did not have a material impact on the Company’s financial statements.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company’s financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As of the date of this report, the impact of SFAS No. 150 on the balance sheet classification of redeemable preferred stock has not been determined.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis describes changes in the Company’s financial condition since December 31, 2002. The analysis of results of operations compares the quarter and six months ended June 28, 2003 and June 29, 2002. Any references to December 31, 2002 relate to data found in Form 10-K as filed with the Securities and Exchange Commission on March 31, 2003.

RESULTS OF OPERATIONS

SECOND QUARTER, 2003 VERSUS SECOND QUARTER, 2002

     Our net revenues for the second quarter, 2003 were $34.4 million compared to $32.2 million for the second quarter of 2002, an increase of $2.2 million, or 6.7%. The sales increase resulted primarily from increases in unit volume from existing customers.

     Our sales to Deere & Company and Caterpillar Inc., were approximately 92% of our revenues for the second quarter of 2003 and 90% for the second quarter of 2002. Revenues from these customers increased approximately 9% from the same period in 2002.

     Our gross profits for the second quarter, 2003 increased by approximately $160,000, an increase of 3.3%, versus the same three months in 2002. The overall gross profit percentage decreased to 14.6% for the second quarter of 2003 from 15.0% for the second quarter of 2002. The increase in gross profit dollars resulted primarily from increased sales. The modest decrease in the gross profit percentage resulted from continued pricing pressure from customers offset by various continuing manufacturing cost savings initiatives.

     Our selling and administrative expenses for the second quarter, 2003 amounted to $3.3 million, or 9.6% of net sales compared to $3.4 million, or 10.7% of net sales for the second quarter of 2002. The reduced percentage of selling and administrative expense relates primarily to corporate cost savings subsequent to the sales of discontinued operations.

     Our interest expense was $936,000 for the second quarter of 2003, compared with $1.0 million for the second quarter of 2002. While interest rates have remained steady for comparable quarters, a decrease in the overall debt level has decreased interest expense for the comparable quarters.

     Our other income was $171,000 for the second quarter of 2003, compared with other expense of $38,000 for the second quarter of 2002, primarily due to unrealized gains, or losses, on the Company’s interest rate swap instruments. These swap agreements expired at the end of June, 2003.

     For the second quarter of 2003, we recorded a tax provision of $360,000 (approximately 39%) on pre-tax income of $933,000 from continuing operations, and a tax benefit of $35,000 (41%) on a pre-tax loss of $85,000 from discontinued operations. We will utilize net operating loss carry forwards to the extent of taxable income, and we have recorded a resulting decrease in deferred tax assets to reflect this utilization.

     Related to discontinued operations, during the second quarter, 2002, the Company recorded a tax benefit of $1,473,000 as it determined that it would be able to recover taxes paid in previous years under the five-year carryback provisions of the Jobs Creation and Worker Assistance Act of 2002. The amounts recovered relate primarily to pre-acquisition taxes paid by acquired subsidiaries. Additionally, the Company recognized an income tax expense of $2,294,000 during the three months ended June 29, 2002, related to an increase in the valuation allowance for our deferred tax assets. Net deferred tax assets were decreased to reflect lower anticipated utilization of income tax net operating loss carryforwards.

     Discontinued operations reflect a pre-tax loss of $85,000 for the second quarter of 2003 compared to a pre-tax loss of $2.8 million in the second quarter of 2002. As described in Note 3 above, the second quarter of 2003 includes only the operations of Mid-Central Plastics, Inc., while the second quarter of 2002 also included the operations of Morton Custom Plastics, LLC, which was sustaining significant losses from its operations.

FIRST SIX MONTHS, 2003 VERSUS FIRST SIX MONTHS, 2002

     Our net revenues for the first six months of 2003 were $66.8 million compared to $61.4 million for the first six months of 2002, an increase of $5.4 million, or 8.7%. The sales increase resulted primarily from increases in unit volume from existing customers.

     Our sales to Deere & Company and Caterpillar Inc., were approximately 91% of our revenues for the first six months of both 2003 and 2002. Revenues from these customers for the first six months of 2003 increased approximately 9% from the first six months of 2002.

     Our gross profits for the first six months of 2003 increased by approximately $600,000, an increase of 7.1%, versus the same six months in 2002. The overall gross profit percentage decreased to 14.4% for the first six months of 2003 from 14.6% for the first six months of 2002. The increase in gross profit dollars resulted primarily from increased sales. The modest decrease in the gross profit percentage resulted from continued pricing pressure from customers offset by various continuing manufacturing cost savings initiatives.

     Our selling and administrative expenses for the first six months of 2003 was $6.6 million, or 9.9% of sales, compared to $6.4 million, or 10.6% of sales for the first six months of 2002. The reduced percentage of selling and administrative expense relates primarily to corporate cost savings subsequent to the sales of discontinued operations.

     Our interest expense was approximately $1.9 million for the first six months of 2003, compared to $2.2 million for the first six months of 2002. While interest rates have remained steady for the comparable periods, a decrease in the overall debt level has decreased interest expense for the comparable periods.

     For the first six months of 2003, we recorded a tax provision of $560,000 (approximately 39%) on pre-tax income of $1.4 million from continuing operations, and a tax provision of $55,000 (39%) on pre-tax income of $140,000 from discontinued operations. We will utilize net operating loss carry forwards to the extent of taxable income, and we have recorded a resulting decrease in deferred tax assets to reflect this utilization.

     Related to discontinued operations. during the first six months of 2002, the Company recorded a tax benefit of $1,473,000 as it determined that it would be able to recover taxes paid in previous years under the five-year carryback provisions of the Jobs Creation and Worker Assistance Act of 2002. The amounts recovered relate primarily to pre-acquisition taxes paid by acquired subsidiaries. Additionally, the Company recognized an income tax expense of $2,294,000 during the six months ended June 29, 2002, related to an increase in the valuation allowance for deferred tax assets. Net deferred tax assets were decreased to reflect lower anticipated utilization of income tax net operating loss carryforwards.

     Discontinued operations reflect pre-tax income of $140,000 for the first six months of 2003 compared to a pre-tax loss of $3.3 million in the first six months of 2002. As described in Note 3 above, the first six months of 2003 includes only the operations of Mid-Central Plastics, Inc., while the first six months of 2002 also included the operations of Morton Custom Plastics, LLC, which was sustaining significant losses from its operations.

LIQUIDITY AND CAPITAL RESOURCES

     Our consolidated working capital at June 28, 2003 was a deficit of $39.0 million compared to a working capital deficit of $2.3 million at December 31, 2002. This represents a decrease in working capital of approximately $36.7 million. Our credit facility matures on April 1, 2004, and we have accordingly classified the related term debt and revolving debt as current liabilities. As discussed below, we are currently discussing with both our existing lender, and other potential lenders, the refinancing of the debt that matures on April 1, 2004.

     In February 2002, we entered into a new secured revolving credit facility with a syndicate of banks led by Harris Trust and Savings Bank, as Agent (the Harris syndicate). The revolving credit agreement permitted us to borrow up to a maximum of $21.0 million. The agreement requires payment of a quarterly commitment fee of .50% per annum of the average daily unused portion of the revolving credit facility. Interest is due monthly and is based on bank prime plus 1.5% (effective rate of 5.50% at June 28, 2003). Alternatively, we could select a LIBOR plus 4.0% interest rate. The amount available under the original provisions of the revolving credit facility was limited to 85% of qualified accounts receivable, 50% of eligible inventory, plus $2.5 million of other assets. The revolving credit agreement was originally set to mature on July 1, 2003. As described below, the credit facility has been amended and the maturity date has been extended to April 1, 2004. At June 28, 2003, we had $14.4 million outstanding and $1.4 million available under this credit facility.

     In February 2002, we entered into an amended and restated secured term loan arrangement with the Harris syndicate for a term loan of $32.9 million. The term loan under this financing arrangement is amortized monthly with principal payments ranging from $235,000 to $500,000 and the balance of $24.9 million due originally on July 1, 2003 (now extended to April 1, 2004). Interest is due monthly and is based on bank prime plus 1.5% (effective rate of 5.50% at June 28, 2003). Alternatively, we could select a LIBOR plus 4.0% interest rate.

     The February, 2002 Harris syndicate agreement has been amended four times, most recently on February 28, 2003, and June 20, 2003. Among the key provisions of the February 28, 2003 amendment: (i) extension of the maturity date to April 1, 2004; (ii) revisions in the monthly amortization of principal, with $50,000 payable on February 28, 2003, $100,000 payable on March 31, 2003, $350,000 payable on April 30, 2003, $500,000 payable each month end from May 31, 2003 through December 31, 2003, and $250,000 payable each month end thereafter until the April 1, 2004 maturity date, at which time the term loan balance of $22.2 million will be due. Also, effective February 28, 2003, the limit of eligible inventory under the revolving credit facility was increased to 60% and the amount of other assets eligible became $3.5 million. The Company has begun discussions to obtain loans or funding support from other sources, or extend its existing credit facility, by the maturity date of the current agreement, but there are no assurances that we will be successful in our efforts. Failure to do so could have a material adverse effect on our operations.

     The fourth amendment, dated June 20, 2003, and filed as an exhibit to this Form 10-Q, provided consent by the Harris Bank syndicate to the Mid-Central Plastics, Inc. June 20, 2003 transaction and, upon completion of that transaction, impacted the revolving credit facility as follows: (i) $3.5 million of the $4.8 million cash proceeds received at closing were used to paydown the revolving line-of-credit; (ii) the amount of other assets eligible under the revolving credit facility were reduced from $3.5 million to $2.1 million; and (iii) the maximum amount that can be borrowed under the revolving credit facility was reduced from $21.0 million to $18.8 million.

     In connection with these Harris syndicate loans, we have granted the lender a first lien on all of our accounts receivable, inventory, equipment and various other assets. These Harris syndicate debt agreements contain restrictions on capital expenditures, additional debt or liens, investments, mergers and acquisitions, asset sales and payments such as dividends or stock repurchases. No amounts are available for the payment of dividends at June 28, 2003. The agreements also impose various financial covenants, including financial performance ratios.

     In connection with the Harris syndicate financing, we had two fixed interest rate swap agreements with a commercial bank (the “counter party”). The first agreement expired May 31, 2003, and the second agreement expired June 30, 2003.

     Historically, we have met our near term liquidity requirements with cash flow from operations, the Harris syndicate line of credit, and management of our working capital to reflect current levels of operations. The national economic slowdown has increased pressure on these sources of liquidity. The February, 2002 Harris syndicate revolving credit facility and term loans replaced existing credit facilities and did not provide additional availability. We anticipate that the February, 2002 agreements with the Harris syndicate, as amended on February 28, 2003 and June 20, 2003, will assist us in meeting our liquidity requirements through the term of these agreements.

Preferred Stock

     As part of the financing for the 1999 Morton Custom Plastics, LLC acquisition from Worthington Industries, Inc. (Worthington) , we issued 10,000 shares of redeemable preferred stock, which becomes redeemable on April 15, 2004 at $1,000 per share plus any dividends accrued since April 15, 1999. We recorded the $10 million face value preferred stock at its fair value of $4.25 million. We are accreting the discount over a five year period using the effective yield method. Dividends are payable in kind at the rate of 8% per annum. Certain provisions of the agreement with Worthington preclude the payment of dividends, and no dividends have been accrued since 1999. There are legal proceedings related to certain Worthington matters as described in Part II, Item 1. We are continuing negotiations with Worthington to resolve all of the issues presented by the preferred stock within the limitations of our available liquidity in 2004, but there are no assurances that we will be successful in our efforts.

Capital Expenditures

     We incurred $1.9 million of capital expenditures during the first six months of 2003, including $1.7 related to continuing operations, primarily for the update and purchase of manufacturing equipment.

     We estimate that our capital expenditures in 2003 will total approximately $3.0 million, of which $1.4 million will be for new production equipment and the remaining $1.6 million will be for normal replacement items.

Significant Cash Commitments

     The following table summarizes the Company’s contractual obligations at June 28, 2003:

	Payments Due by Period

		Less than	1 - 3	4 - 5	After 5
(In Thousands)	Total	1 Year	Years	Years	Years

Bank indebtedness
Term loan	$26,351	26,351	—	—	—
Revolving line of credit	14,400	14,400	—	—	—
Other debt obligations	2,258	447	1,208	603	—
Redeemable preferred stock	9,323	9,323	—	—	—
Operating leases	18,213	5,647	10,624	1,942	—

Total contractual cash obligations	$70,545	56,168	11,832	2,545	—

     Under our bank credit facility, we have $618,000 standby letters of credit outstanding at June 28, 2003 in connection with lease obligations. Management expects that cash flow from operations and availability under its bank revolving line of credit will assist us in meeting our liquidity requirements through the term of its bank credit facility. At June 28, 2003, we had $1.4 million in unused availability under the bank revolving line of credit. Our credit facility with the Harris Bank syndicate matures on April 1, 2004. The Company has begun discussions to obtain loans or funding support from other sources, or extend its existing credit facility by the maturity date of the current agreement, but there are no assurances that we will be successful in our efforts. Failure to do so could have a material adverse effect on our operations.

     As described previously in the Financial Position and Liquidity section of this Form 10-Q, the preferred stock issued by the Company becomes redeemable on April 15, 2004. There are legal proceedings related to certain Worthington matters as described in Part II, Item 1. We are continuing negotiations with Worthington to resolve all of the issues presented by the preferred stock, within the limitations of our available liquidity in 2004, but there are no assurances that we will be successful in our efforts.

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

     In January 2003, FASB issued Interpretation 46, Consolidation of Variable Interest Entities (“Interpretation 46”), which addresses consolidation of certain variable interest entities and was effective January 31, 2003. The adoption of Interpretation 46 did not have a material impact on the Company’s financial statements.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company’s financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As of the date of this report, the impact of SFAS No. 150 on the balance sheet classification of redeemable preferred stock has not been determined.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Morton Industrial Group, Inc., held its Annual Meeting on June 10, 2003 to:

1.	Elect three directors to serve for one-year terms until the Annual Meeting of Shareholders in 2004.

2.	Consider and act upon a proposal to ratify the selection of KPMG, LLP as independent auditors of the Company for 2003.

The results of the shareholders’ votes on each of these matters appear in the following tables.

Election of Directors:

	For	Against	Abstained	Total

William D. Morton	4,968,952	91,281	—	5,060,233
Fred W. Broling	4,969,096	91,137	—	5,060,233
Mark W. Mealy	4,969,050	91,183	—	5,060,233

Ratification of Selection of Independent Auditor:

	For	Against	Abstained	Total

KPMG LLP	5,049,808	7,437	2,988	5,060,233

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

11.	The computation can be determined from this report.
31.1	Certification pursuant to Rule 13a-14(a)
31.2	Certification pursuant to Rule 13a-14(a)
32.1	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Fourth Amendment to Amended and Restated Credit Agreement

(B)	Reports on Form 8-K.

Form 8-K filed on May 30, 2003 announcing the pending sale of Mid-Central Plastics, Inc.

Form 8-K filed on June 23, 2003 announcing the completion of the sale of Mid-Central Plastics, Inc.

Form 8-K/A filed on July 7, 2003 providing Item 7 information for the sale of Mid-Central Plastics, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORTON INDUSTRIAL GROUP, INC.

	By:	/s/ RODNEY B. HARRISON

Rodney B. Harrison
Vice President of Finance

Dated: August 11, 2003