Form 10-Q/A
period 2003-03-29
MORTON INDUSTRIAL GROUP INC
filed 2003-08-14
CIK 64247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 2003
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes Yes [   ] No [x]

     The aggregate market value of the common stock held by non-affiliates of the registrant (based upon the last reported sale price on the Nasdaq Small Cap Market) on the last business day of the registrant's most recently completed second fiscal quarter was approximately $440,000.

Outstanding as of
April 26, 2002

Class A Common Stock, $.01 par value	4,400,850
Class B Common Stock, $.01 par value	200,000

MORTON INDUSTRIAL GROUP, INC.
List of Items Amended

Part I — Financial Information

Item 1.	Financial Statements

Condensed Consolidated Statements of Operations Notes to Condensed Consolidated Financial Statements

TEXT OF AMENDMENT

Explanatory Note:

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment at least annually.

     The Company adopted SFAS 142 effective January 1, 2002, and for the six month period ending on June 29, 2002, the Company completed its impairment evaluation and recognized the impairment of goodwill at one of its reporting units as a cumulative effect of change in accounting principle of $8.1 million on Form 10-Q filed with the SEC on November 5, 2002.

     Since the date of adoption was January 1, 2002, that cumulative effect of change in accounting principle should have been included in the Condensed Consolidated Statement of Operations for the quarter ended March 30, 2002 as reported in Form 10-Q for the quarter ended March 29, 2003 as filed with the SEC on May 13, 2003.

     The impact on the quarter ended March 30, 2002 is to increase the cumulative effect of change in accounting principal by $8.1 million and to increase the net loss available to common shareholders by $8.1 million.

     There is no effect on the results for the quarter ended March 29, 2003, nor is there any effect on the results for the year ended December 31, 2002 as reported on Form 10-K filed with the SEC on March 31, 2003.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the Three Months Ended March 29, 2003 and March 30, 2002
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended

	March 29, 2003	March 30, 2002

		(as restated)
Net sales	$32,380	29,177
Cost of sales	27,789	25,060
Gross profit	4,591	4,117

Operating expenses:
Selling expenses	701	706
Administrative expenses	2,607	2,251

Total operating expenses	3,308	2,957

Operating income	1,283	1,160

Other income (expense):
Interest expense	(933)	(1,213)
Other	166	237

Total other income (expense)	(767)	(976)

Earnings before income taxes, discontinued operations and cumulative effect of accounting change	516	184
Income taxes	200	—

Earnings before discontinued operations and cumulative effect of accounting change	316	184

Discontinued operations (note 3):
Net earnings (loss) from operations of discontinued plastics operations	225	(526)
Income taxes	90	—

	135	(526)

Net earnings (loss) before cumulative effect of accounting change	451	(342)
Cumulative effect of accounting change, net of tax of $0	—	(8,118)

Net earnings (loss)	451	(8,460)
Accretion of discount on preferred shares	(332)	(279)

Net earnings (loss) available to common shareholders	$119	(8,739)

Earnings (loss) available to common shareholders per common share — basic and diluted:
Earnings (loss) from continuing operations	$0.00	(0.02)
Earnings (loss) from discontinued operations	0.03	(0.12)

Net earnings (loss) available to common shareholders before cumulative effect of a change in accounting principle	0.03	(0.14)
Cumulative effect of a change in accounting principle	—	(1.76)

Net earnings (loss) available to common shareholders	$0.03	(1.90)

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 29, 2003 and December 31, 2002
(Dollars in thousands)
(Unaudited)

	March 29,	December 31,
	2003	2002

Assets
Current assets:
Trade accounts receivable, less allowance for doubtful accounts of $132 in 2003 and $92 in 2002	$7,612	5,251
Inventories	12,138	14,322
Prepaid expenses and other current assets	1,902	1,179
Deferred income taxes	110	400
Assets held for sale	8,766	8,990

Total current assets	30,528	30,142

Property, plant, and equipment, net	22,996	23,364
Intangible assets, at cost, less accumulated amortization	1,360	1,336
Deferred income taxes	1,351	1,351
Other assets	613	660

	$56,848	56,853

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Outstanding checks in excess of bank balance	$2,645	1,289
Current installments of long-term debt	5,439	5,331
Accounts payable	12,189	14,731
Accrued expenses	6,449	4,831
Liabilities held for sale	6,353	6,254

Total current liabilities	33,075	32,436
Long-term debt, excluding current installments	38,647	39,771
Other liabilities	291	262

Total liabilities	72,013	72,469

Redeemable preferred stock	8,940	8,608

Stockholders’ equity (deficit):
Class A common stock	45	45
Class B common stock	2	2
Additional paid-in capital	20,895	20,895
Retained deficit	(45,047)	(45,166)

Total stockholders’ equity (deficit)	(24,105)	(24,224)

	$56,848	56,853

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

(3) Restatement of Financial Statements

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment at least annually.

     The Company adopted SFAS 142 effective January 1, 2002, and for the six month period ending on June 29, 2002, the Company completed its impairment evaluation and recognized the impairment of goodwill at one of its reporting units as a cumulative effect of change in accounting principle of $8.1 million on Form 10-Q filed with the SEC on November 5, 2002.

     Since the date of adoption was January 1, 2002, that cumulative effect of change in accounting principle should have been included in the Condensed Consolidated Statement of Operations for the quarter ended March 30, 2002 as reported in Form 10-Q for the quarter ended March 29, 2003 as filed with the SEC on May 13, 2003.

     The impact on the quarter ended March 30, 2002 is to increase the cumulative effect of change in accounting principal by $8.1 million and to increase the net loss available to common shareholders by $8.1 million.

     The condensed consolidated statements of operations for the three months ended March 30, 2002, and notes thereto in this report on Form 10-Q/A have been restated to include the effect of the correction of this error.

	March 30, 2002	March 30,
	as previously	2002
	reported	as restated

Consolidated Statement of Operations
Cumulative effect of accounting change	$0	$(8,118)
Net loss	(342)	(8,460)
Accretion of discount on preferred shares	(279)	(279)
Net loss available to common shareholders	(621)	(8,739)
Loss available to common shareholders per share —
basic and diluted, before cumulative effect of a change in accounting principle	(0.14)	(0.14)
Loss available to common shareholders per share —
basic and diluted from cumulative effect of a change in accounting principle	—	(1.76)
Loss available to common shareholders per share —
basic and diluted	(0.14)	(1.90)

(4) Discontinued Operations

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

Amounts held for sale of Mid-Central Plastics, Inc., in thousands of dollars, as of March 29, 2003 and December 31, 2002 consist of the following:

	March 29,	December 31,
	2003	2002

Accounts receivable, net of allowance of $67 and $134	$1,100	$1,423
Inventories	2,247	2,241
Other current assets	408	427
Property, plant and equipment, net	5,011	4,899

Assets held for sale	$8,766	$8,990

Current liabilities	$2,603	$2,504
Estimated debt required to be repaid upon sale	3,750	3,750

Liabilities held for sale	$6,353	$6,254

(5) Inventory

     The Company’s inventory, in thousands of dollars, as of March 29, 2003, and December 31, 2002, is summarized as follows:

	March 29,	December 31,
	2003	2002

Raw materials, purchased parts and manufactured components	$2,588	$3,645
Work-in-process	6,305	6,087
Finished goods	3,245	4,590

	$12,138	$14,322

(6) Earnings Per Share

     The following reflects the reconciliation of the numerators and denominators of the earnings per share and the earnings per share assuming dilution computations:

	Quarter Ended March 29, 2003			Quarter Ended March 30, 2002

	Earnings	Shares	Per Share	(Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings (loss) available to common shareholders	$119,000	4,660,547	$0.03	$(8,739,000)	4,600,850	$(1.90)
Effect of dilutive securities, stock options and warrants		224,529	—		—	—

Diluted earnings (loss) available to common shareholders	$119,000	4,885,076	$0.03	$(8,739,000)	4,600,850	$(1.90)

     At March 29, 2003 and March 30, 2002, 911,620 and 1,334,615, respectively, options and warrants were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

(7) Segment Reporting

     Due to the previously reported sale of Morton Custom Plastics, LLC., and the anticipated sale of Mid-Central Plastics, Inc., we have only one remaining segment — the contract metals fabrication segment.

(8) Debt

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

(9) Stock Option Plan

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

     Had we determined compensation cost based on the fair value at the grant date for our stock options under SFAS No. 123, Accounting for Stock-Based Compensation, our net earnings, in thousands of dollars, would have been reduced to the pro forma amounts indicated below:

	2003	2002 (as restated)

Net earnings (loss) available to common shareholders:
As reported	$119	(8,739)
Total stock-based employee compensation expense determined under fair value based method for all awards	(36)	(54)

Pro forma	$83	(8,793)

Basic and diluted earnings (loss) available to common shareholders per share:
As reported	$0.03	(1.90)
Pro forma	$0.02	(1.91)

(10) Goodwill and Transition Adjustment.

     The Company adopted Financial Accounting Standards Board Statement No.142, “Goodwill and Other Intangible Assets” (SFAS No. 142), effective January 1, 2002, and recorded a non-cash transition charge of $8,118, or a $1.76 loss per share, for impairment of goodwill during the first quarter, 2002.

     The charge has been treated as the cumulative effect of a change in accounting principle. On January 1, 2002, the fair value of one of the Company’s reporting units (based on a multiple of projected EBITDA, less total debt) was less than the carrying value of its net assets, including goodwill, which indicated an impairment of goodwill. Under SFAS No. 142, fair value was allocated to the assets and liabilities of the reporting unit based on the purchase accounting method. This calculation indicated that the full amount of goodwill was impaired at the date of adoption of SFAS No. 142.

(11) Impact of Recently Issued Accounting Standards

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

     On December 31, 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not currently have plans to change to the fair value method of accounting for stock-based compensation. The disclosure requirements have been implemented.

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

Significant Cash Commitments

     The following table summarizes the Company’s contractual obligations at March 29, 2003:

	Payments Due by Period

		Less than	1 - 3	4 - 5	After 5
(In Thousands)	Total	1 Year	Years	Years	Years

Bank indebtedness
Term loan	$27,280	5,100	22,180	—	—
Revolving line of credit	18,100	—	18,100	—	—
Other debt obligations	2,221	339	1,237	645	—
Operating leases	20,816	6,400	12,186	2,230	—

Total contractual cash obligations	$68,417	11,839	53,703	2,875	—

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

     On December 31, 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not currently have plans to change to the fair value method of accounting for stock-based compensation. The disclosure requirements have been implemented.

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