Form 10-Q
period 2003-09-27
MORTON INDUSTRIAL GROUP INC
filed 2003-11-12
CIK 64247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 27, 2003

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

Outstanding as of
October 24, 2003

Class A Common Stock, $.01 par value	4,560,547
Class B Common Stock, $.01 par value	100,000

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
September 27, 2003 and December 31, 2002
(Dollars in thousands)

Assets	September 27, 2003	December 31, 2002

	(Unaudited)
Current assets:
Trade accounts receivable, less allowance for doubtful accounts of $166 in 2003 and $82 in 2002	$8,967	5,251
Note receivable	99	—
Inventories	12,374	14,322
Prepaid expenses and other current assets	1,450	1,179
Deferred income taxes	—	400
Assets held for sale	—	8,990

Total current assets	22,890	30,142

Property, plant, and equipment, net	22,120	23,364
Note receivable	1,141
Intangible assets, at cost, less accumulated amortization	924	1,336
Deferred income taxes	1,136	1,351
Other assets	557	660

	$48,768	56,853

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Outstanding checks in excess of bank balance	$3,066	1,289
Current installments of long-term debt	39,155	5,331
Accounts payable	14,245	14,731
Accrued expenses	4,730	4,831
Liabilities held for sale	—	6,254
Redeemable preferred stock	9,536	—

Total current liabilities	70,732	32,436
Long-term debt, excluding current installments	1,696	39,771
Other liabilities	199	262

Total liabilities	72,627	72,469

Redeemable preferred stock	—	8,608

Stockholders’ equity (deficit):
Class A common stock	46	45
Class B common stock	1	2
Additional paid-in capital	20,895	20,895
Retained deficit	(44,801)	(45,166)

Total stockholders’ equity (deficit)	(23,859)	(24,224)

	$48,768	56,853

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 27, 2003 and September 28, 2002
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002

Net sales	$31,452	28,981	98,230	90,399
Cost of sales	27,389	25,596	84,566	78,047

Gross profit	4,063	3,385	13,664	12,352

Operating expenses:
Selling expenses	728	674	2,141	2,101
Administrative expenses	2,449	2,064	7,656	7,042

Total operating expenses	3,177	2,738	9,797	9,143

Operating income	886	647	3,867	3,209

Other income (expense):
Interest expense	(612)	(1,057)	(2,481)	(3,286)
Interest on redeemable preferred stock	(213)	—	(213)	—
Other	45	89	382	288

Total other expense	(780)	(968)	(2,312)	(2,998)

Earnings (loss) before income taxes and discontinued operations	106	(321)	1,555	211
Income taxes	—	—	560	—

Earnings (loss) before discontinued operations	106	(321)	995	211

Discontinued operations:
Net earnings (loss) from operations of discontinued plastics operations	—	(4,326)	140	(7,581)
Income taxes	—	—	55	862

	—	(4,326)	85	(8,443)

Earnings (loss) before cumulative effect of accounting change	106	(4,647)	1,080	(8,232)
Cumulative effect of change in accounting principle, net of tax of $0	—	—	—	(8,118)

Net earnings (loss)	106	(4,647)	1,080	(16,350)
Accretion of discount on preferred shares	—	(331)	(715)	(933)

Net earnings (loss) available to common shareholders	$106	(4,978)	365	(17,283)

Earnings (loss) available to common shareholders per common share — basic:
Earnings (loss) from continuing operations	$0.02	(0.14)	0.06	(0.16)
Earnings (loss) from discontinued operations	—	(0.92)	0.02	(1.81)

Net earnings (loss) available to common shareholders before cumulative effect of a change in accounting principle	0.02	(1.06)	0.08	(1.97)
Cumulative effect of a change in accounting principle	—	—	—	(1.76)

Net earnings (loss) available to common shareholders	$0.02	(1.06)	0.08	(3.73)

Earnings (loss) available to common shareholders per common share — diluted:
Earnings (loss) from continuing operations	$0.02	(0.14)	0.05	(0.16)
Earnings (loss) from discontinued operations	—	(0.92)	0.02	(1.81)

Net earnings (loss) available to common shareholders before cumulative effect of a change in accounting principle	0.02	(1.06)	0.07	(1.97)
Cumulative effect of a change in accounting principle	—	—	—	(1.76)

Net earnings (loss) available to common shareholders	$0.02	(1.06)	0.07	(3.73)

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 27, 2003 and September 28, 2002
(Dollars in thousands)
(Unaudited)

	Nine Months Ended

	September 27, 2003	September 28, 2002

Net cash provided by operating activities	$4,254	3,585

Cash flows from investing activities:
Proceeds from sale of machinery and equipment	—	257
Proceeds from sale of business	4,800	—
Cash received on notes receivable	99	—
Capital expenditures	(2,629)	(3,014)

Net cash provided by (used in) investing activities	2,270	(2,757)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	(4,650)	4,596
Increase (decrease) in checks outstanding in excess of bank balance	1,777	(1,185)
Increase in financing fees	(300)	(1,412)
Principal payments on long-term debt and capital leases	(3,351)	(2,840)
Cash received on exercised options	—	13

Net cash used in financing activities	(6,524)	(828)

Net change in cash	—	—
Cash at beginning of period	—	—

Cash at end of period	$—	—

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,452	4,732

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)
For the Nine Months Ended September 27, 2003
(Dollars in thousands)
(Unaudited)

	Class A		Class B
	common stock		common stock
					Additional	Retained
	Shares		Shares		paid-in	earnings
	issued	Amount	issued	Amount	capital	(deficit)	Total

Balance, December 31, 2002	4,460,547	$45	200,000	$2	$20,895	$(45,166)	$(24,224)
Net earnings	—	—	—	—	—	1,080	1,080
Accretion of discount on preferred shares	—	—	—	—	—	(715)	(715)
Conversion of shares of Class B common stock into shares of Class A common stock	100,000	1	(100,000)	(1)	—	—	—

Balance, September 27, 2003	4,560,547	$46	100,000	$1	$20,895	$(44,801)	$(23,859)

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 27, 2003 and September 28, 2002
(Unaudited)

(1) Nature of Business

     Through our operating subsidiaries, we are a contract manufacturer and supplier of high-quality fabricated sheet metal components and subassemblies for industrial, construction and agricultural original equipment manufacturers located primarily in the Midwestern and Southeastern United States.

(2) Interim Financial Data

     The Condensed Consolidated Financial Statements at September 27, 2003, and for the three and nine months ended September 27, 2003 and September 28, 2002, are unaudited and reflect all adjustments, consisting of normal recurring accruals and other adjustments which, in the opinion of our management, are necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods indicated. Our fiscal quarters end on a Saturday (nearest to a quarter end) except for the fourth quarter which ends on December 31. For both the quarters ended September 27, 2003 and September 28, 2002 there were 63 shipping days. For both the nine months ended September 27, 2003 and September 28, 2002 there were 189 shipping days. Results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year. You should read the condensed consolidated financial statements in connection with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations of Morton Industrial Group, Inc. contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed on March 31, 2003.

(3) Discontinued Operations

     The results from discontinued operations for the three and nine months ended September 28, 2002 reflect the results of both Morton Custom Plastics, LLC, which we sold on December 24, 2002, and Mid-Central Plastics, Inc., which we sold on June 20, 2003. The results from discontinued operations for the nine months ended September 27, 2003 reflect only the results of Mid-Central Plastics, Inc.

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

As reported on Form 8-K filed on June 23, 2003 and Form 8-K/A filed on July 7, 2003, the Company sold its “assets held for sale” and the “liabilities held for sale” on June 20, 2003. The terms of the transaction were substantially the same as those anticipated in the preparation of the Annual Report on Form 10-K filed March 31, 2003. The sales price, subsequent to a working capital adjustment, was $6.1 million, with $4.8 million received in cash at closing plus notes receivable from the buyer of $98,500, $97,000 and $1,100,000. The note receivable of $98,500 bore interest at 6.08% and was paid in September, 2003. The note receivable of $97,000 is due December 20, 2003, and bears interest at 6.18%. The note receivable of $1,100,000 is due June 20, 2006 and bears interest at 15% per annum. Interest for the period of June 20, 2003 through June 20, 2004 shall be 15% payment-in-kind, with interest payable in cash on June 20, 2005, and at the date of maturity, June 20, 2006. The notes receivable, due from the buyer, are subordinate to required payments due by the buyer to its senior secured lender. Payments received by the Company are assigned to the Harris Bank syndicate, the Company’s senior secured lender.

(4) Inventory

     The Company’s inventory, in thousands of dollars, as of September 27, 2003, and December 31, 2002, is summarized as follows:

	September 27,	December 31,
	2003	2002

Raw materials, purchased parts and manufactured components	$3,807	$3,645
Work-in-process	5,820	6,087
Finished goods	2,747	4,590

	$12,374	$14,322

(5) Earnings Per Share

     The following reflects the reconciliation of the numerators and denominators of the earnings per share and the earnings per share assuming dilution computations:

	Quarter Ended September 27, 2003			Quarter Ended September 28, 2002

	Earnings	Shares	Per Share	(Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings (loss) available to common shareholders	$106,000	4,660,547	$0.02	$(4,978,000)	4,660,547	$(1.06)
Effect of dilutive securities, stock options and warrants	—	633,981	—	—	—	—

Diluted earnings (loss) available to common shareholders	$106,000	5,294,528	$0.02	$(4,978,000)	4,660,547	$(1.06)

	Nine Months Ended September 27, 2003			Nine Months Ended September 28, 2002

	Earnings	Shares	Per Share	(Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings (loss) available to common shareholders	$365,000	4,660,547	$0.08	$(17,283,000)	4,600,850	$(3.73)
Effect of dilutive securities, stock options and warrants	—	458,328	(0.01)	—	—	—

Diluted earnings (loss) available to common shareholders	$365,000	5,118,875	$0.07	$(17,283,000)	4,600,850	$(3.73)

     For the quarters ended September 27, 2003 and September 28, 2002, 304,685 and 1,435,921, respectively, options and warrants were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

     For the nine month periods ended September 27, 2003 and September 28, 2002, 236,982 and 1,447,430, respectively, options and warrants were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

(6) Segment Reporting

     Due to the previously reported sale of Morton Custom Plastics, LLC., and the June 20, 2003 sale of Mid-Central Plastics, Inc., we have only one remaining segment — the contract metals fabrication segment.

(7) Debt

     In February 2002, we entered into a new secured revolving credit facility with a syndicate of banks led by Harris Trust and Savings Bank, as Agent (the Harris syndicate). The revolving credit agreement permitted us to borrow up to a maximum of $21.0 million. The agreement requires payment of a quarterly commitment fee of .50% per annum of the average daily unused portion of the revolving credit facility. Interest is due monthly and is based on bank prime plus 1.5% (effective rate of 5.50% at September 27, 2003). Alternatively, we could select a LIBOR plus 4.0% interest rate. The amount available under the original provisions of the revolving credit facility was limited to 85% of qualified accounts receivable, 50% of eligible inventory, plus $2.5 million of other assets. The revolving credit agreement was originally set to mature on July 1, 2003. As described below, the credit facility has been amended and the maturity date has been extended to April 1, 2004. At September 27, 2003, we had $14.0 million outstanding and $568,000 available under this credit facility.

     In February 2002, we entered into an amended and restated secured term loan arrangement with the Harris syndicate for a term loan of $32.9 million. The term loan under this financing arrangement is amortized monthly with principal payments ranging from $235,000 to $500,000 and the balance of $24.9 million due originally on July 1, 2003 (now extended to April 1, 2004). Interest is due monthly and is based on bank prime plus 1.5% (effective rate of 5.50% at September 27, 2003). Alternatively, we could select a LIBOR plus 4.0% interest rate.

     The February, 2002 Harris syndicate agreement has been amended four times, most recently on February 28, 2003, and June 20, 2003. Among the key provisions of the February 28, 2003 amendment: (i) extension of the maturity date to April 1, 2004; (ii) revisions in the monthly amortization of principal, with $50,000 payable on February 28, 2003, $100,000 payable on March 31, 2003, $350,000 payable on April 30, 2003, $500,000 payable each month end from May 31, 2003 through December 31, 2003, and $250,000 payable each month end thereafter until the April 1, 2004 maturity date, at which time the term loan balance of $22.0 million will be due. Also, effective February 28, 2003, the limit of eligible inventory under the revolving credit facility was increased to 60% and the amount of other assets eligible became $3.5 million. The Company has begun discussions to obtain loans or funding support from other sources, or extend its existing credit facility, by the maturity date of the current agreement, but there are no assurances that we will be successful in our efforts. Failure to do so could have a material adverse effect on our operations.

     The fourth amendment, dated June 20, 2003 provided consent by the Harris Bank syndicate to the Mid-Central Plastics, Inc. June 20, 2003 transaction and, upon completion of that transaction, impacted the revolving credit facility as follows: (i) $3.5 million of the $4.8 million cash proceeds received at closing were used to paydown the revolving line-of-credit; (ii) the amount of other assets eligible under the revolving credit facility was reduced from $3.5 million to $2.1 million; and (iii) the maximum amount that can be borrowed under the revolving credit facility was reduced from $21.0 million to $18.8 million.

     In connection with these Harris syndicate loans, we have granted the lender a first lien on all of our accounts receivable, inventory, equipment and various other assets. These Harris syndicate debt agreements contain restrictions on capital expenditures, additional debt or liens, investments, mergers and acquisitions, asset sales and payments such as dividends or stock repurchases. No amounts are available for the payment of dividends at September 27, 2003. The agreements also impose various financial covenants, including financial performance ratios.

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

     The per share weighted-average fair value of stock options granted during the first nine months of 2003 and 2002 was $0.15 and $0.29 on the date of grant based on the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0%, risk-free interest rate of 6%, volatility of 91%, and an expected life of 10 years.

     Had we determined compensation cost based on the fair value at the grant date for our stock options under SFAS No. 123, Accounting for Stock-Based Compensation, our net earnings, in thousands of dollars, would have been reduced to the pro forma amounts indicated below:

	Quarter	Quarter
	Ended	Ended
	September	September
	27, 2003	28, 2002

Net earnings (loss) available to common shareholders:
As reported	$106	(4,978)
Total stock-based employee compensation expense determined under fair value based method for all awards	(20)	(54)

Pro forma	$86	(5,032)

Basic earnings (loss) available to common shareholders per share:
As reported	$.02	(1.06)
Pro forma	$.02	(1.07)
Diluted earnings (loss) available to common shareholders per share:
As reported	$.02	(1.06)
Pro forma	$.02	(1.07)

	Nine Months	Nine Months
	Ended	Ended
	September	September
	27, 2003	28, 2002

Net earnings (loss) available to common shareholders:
As reported	$365	(17,283)
Total stock-based employee compensation expense determined under fair value based method for all awards	(94)	(162)

Pro forma	$271	(17,445)

Basic earnings (loss) available to common shareholders per share:
As reported	$.08	(3.73)
Pro forma	$.06	(3.79)
Diluted earnings (loss) available to common shareholders per share:
As reported	$.07	(3.73)
Pro forma	$.05	(3.79)

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

(10) Redeemable Preferred Stock

     As part of the financing for the 1999 Morton Custom Plastics, LLC acquisition from Worthington Industries, Inc. (Worthington), we issued 10,000 shares of redeemable preferred stock, which becomes redeemable for cash on April 15, 2004 at $1,000 per share plus any dividends accrued since April 15, 1999. We recorded the $10.0 million face value preferred stock at its fair value of $4.25 million. We are accreting the discount over a five year period using the effective yield method. Dividends are payable in kind at the rate of 8% per annum. Certain provisions of the agreement with Worthington preclude the payment of dividends, and no dividends have been accrued. There are legal proceedings related to certain Worthington matters as described in Part II, Item 1. We are continuing negotiations with Worthington to resolve all of the issues presented by the preferred stock within the limitations of our available liquidity in 2004, but there are no assurances that we will be successful in our efforts.

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

     The Company adopted SFAS No. 150 during the quarter ended September 27, 2003, and that adoption has had the following classification impact on the Company’s Condensed Consolidated Financial Statements:

(i)	related to the Condensed Consolidated Balance Sheet as of September 27, 2003, the redeemable preferred stock, previously reported as neither a liability nor as equity, is classified as a current liability based on the redemption date of April 15, 2004.
(ii)	related to the Condensed Consolidated Statements of Operations for the three month period ended September 27, 2003, the expense reported in previous periods as “accretion of discount on preferred shares” is classified as “interest on redeemable preferred stock”; there was no change in classification for the six months ended June 28, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis describes changes in the Company’s financial condition since December 31, 2002. The analysis of results of operations compares the quarters and nine months ended September 27, 2003 and September 28, 2002. Any references to December 31, 2002 relate to data found in Form 10-K as filed with the Securities and Exchange Commission on March 31, 2003.

RESULTS OF OPERATIONS

THIRD QUARTER, 2003 VERSUS THIRD QUARTER, 2002

     Our net revenues for the third quarter, 2003 were $31.5 million compared to $29.0 million for the third quarter of 2002, an increase of $2.5 million, or 8.5%. The sales increase resulted primarily from increases in unit volume from existing customers.

     Our sales to Deere & Company and Caterpillar Inc., were approximately 85% of our revenues for both the third quarter of 2003 and the third quarter of 2002. Revenues from these customers increased approximately 9.2% from the same period in 2002.

     Our gross profits for the third quarter, 2003 increased by approximately $678,000, an increase of 20.0%, versus the same three months in 2002. The overall gross profit percentage increased to 12.9% for the third quarter of 2003 from 11.7% for the third quarter of 2002. The increase in gross profit dollars resulted primarily from increased sales. The increase in the gross profit percentage resulted from continuing manufacturing cost savings initiatives partially offset by continued pricing pressure from customers.

     Our selling and administrative expenses for the third quarter, 2003 amounted to $3.2 million, or 10.1% of net sales compared to $2.7 million, or 9.4% of net sales for the third quarter of 2002. The increase in costs, and the increased percentage of net sales, are related to the increase in sales and to expenses incurred to strengthen the support of our Southeast locations.

     Our interest expense was $612,000 for the third quarter of 2003, compared with $1.1 million for the third quarter of 2002. While interest rates have remained steady for comparable quarters, a decrease in the overall debt level has decreased interest expense for the comparable quarters. Additionally, the interest rate swap agreements in effect during the third quarter, 2002 expired June 30, 2003, and accordingly, no swap interest was incurred during the third quarter, 2003.

     As described in Note 10, the Company adopted SFAS No. 150 effective with the quarter ended September 27, 2003; accordingly, interest on redeemable preferred stock of $213,000 has been recorded for this three month period. This expense had been reported in prior periods as accretion of discount on preferred shares below net earnings to arrive at earnings (loss) available to common shareholders.

     Our other income was $45,000 for the third quarter of 2003, primarily from interest income on notes receivable, compared with other income of $89,000 for the third quarter of 2002, primarily due to unrealized gains on the Company’s interest rate swap instruments. These swap agreements expired at the end of June, 2003.

     For the third quarter of 2003, we recorded no tax provision on pre-tax income of $106,000 from continuing operations. The impact on our net operating loss carryforward was offset by changes in the valuation allowance with no impact on the net deferred income tax assets.

     There were no discontinued operations to report for the third quarter of 2003. As described in Note 3 above, the third quarter of 2002 reflects discontinued operations of Mid-Central Plastics, Inc., (sold June 20, 2003) and also included the operations of Morton Custom Plastics, LLC, which was sustaining significant losses from its operations.

FIRST NINE MONTHS, 2003 VERSUS FIRST NINE MONTHS, 2002

     Our net revenues for the first nine months of 2003 were $98.2 million compared to $90.4 million for the first nine months of 2002, an increase of $7.8 million, or 8.7%. The sales increase resulted primarily from increases in unit volume from existing customers.

     Our sales to Deere & Company and Caterpillar Inc., were approximately 89% of our revenues for the first nine months of both 2003 and 2002. Revenues from these customers for the first nine months of 2003 increased approximately 9.5% from the first nine months of 2002.

     Our gross profits for the first nine months of 2003 increased by approximately $1.3 million, an increase of 10.6%, versus the same nine months in 2002. The overall gross profit percentage increased to 13.9% for the first nine months of 2003 from 13.7% for the first nine months of 2002. The increase in gross profit dollars resulted primarily from increased sales. The modest increase in the gross profit percentage resulted from continuing manufacturing cost savings initiatives partially offset by continued pricing pressure from customers.

     Our selling and administrative expenses for the first nine months of 2003 was $9.8 million, or 10.0% of sales, compared to $9.1 million, or 10.1% of sales for the first nine months of 2002. The increase in costs related to an increase in sales.

     Our interest expense was approximately $2.5 million for the first nine months of 2003, compared to $3.3 million for the first nine months of 2002. While interest rates have remained steady for the comparable periods, a decrease in the overall debt level has decreased interest expense for the comparable periods. Additionally, the interest rate swap agreements in effect during the first nince months, 2002 expired June 30, 2003, and accordingly, swap interest was incurred for only the first six months of 2003.

     As described in Note 10, the Company adopted SFAS No. 150 effective with the quarter ended September 27, 2003; accordingly, interest on redeemable preferred stock of $213,000 has been recorded for this nine month period. This expense had been reported in prior periods as accretion of discount on preferred shares below net earnings to arrive at earnings (loss) available to common shareholders.

     For the first nine months of 2003, we recorded a tax provision of $560,000 on pre-tax income of $1.6 million from continuing operations, and a tax provision of $55,000 (39%) on pre-tax income of $140,000 from discontinued operations. We utilized net operating loss carry forwards to the extent of taxable income, and we recorded a resulting decrease in deferred tax assets to reflect this utilization. For the third quarter of 2003, we recorded no tax provision on pre-tax income of $106,000 from continuing operations. The impact on our net operating loss carryforward was offset by changes in the valuation allowance with no impact on the net deferred income tax assets.

     Related to discontinued operations, during the first nine months of 2002, the Company recorded a tax benefit of $1,473,000 as it determined that it would be able to recover taxes paid in previous years under the five-year carryback provisions of the Jobs Creation and Worker Assistance Act of 2002. The amounts recovered relate primarily to pre-acquisition taxes paid by acquired subsidiaries. Additionally, the Company recognized an income tax expense of $2,294,000 during the nine months ended September 28, 2002, related to an increase in the valuation allowance for deferred tax assets. Net deferred tax assets were decreased to reflect lower anticipated utilization of income tax net operating loss carryforwards.

     Discontinued operations reflect pre-tax income of $140,000 for the first nine months of 2003 compared to a pre-tax loss of $7.6 million in the first nine months of 2002. As described in Note 3 above, the first nine months of 2003 includes only the operations of Mid-Central Plastics, Inc. (sold June 20, 2003), while the first nine months of 2002 also included the operations of Morton Custom Plastics, LLC, which was sustaining significant losses from its operations.

LIQUIDITY AND CAPITAL RESOURCES

     Our consolidated working capital at September 27, 2003 was a deficit of $47.8 million compared to a working capital deficit of $2.3 million at December 31, 2002. This represents a decrease in working capital of approximately $45.5 million. Our credit facility matures on April 1, 2004, and we have accordingly classified the related term debt and revolving debt as current liabilities. Also, as described above in Note 10, we have classified as a current liability the preferred stock that is redeemable on April 15, 2004. As discussed below, we are currently discussing with both our existing lender, a syndicate of banks led by Harris Trust and Savings Bank, as Agent (the Harris syndicate), and other potential lenders, the refinancing of the debt that matures on April 1, 2004. We are also negotiating with the holder of the redeemable preferred stock, as described below.

     In February 2002, we entered into a new secured revolving credit facility with the Harris syndicate). The revolving credit agreement permitted us to borrow up to a maximum of $21.0 million. The agreement requires payment of a quarterly commitment fee of .50% per annum of the average daily unused portion of the revolving credit facility. Interest is due monthly and is based on bank prime plus 1.5% (effective rate of 5.50% at September 27, 2003). Alternatively, we could select a LIBOR plus 4.0% interest rate. The amount available under the original provisions of the revolving credit facility was limited to 85% of qualified accounts receivable, 50% of eligible inventory, plus $2.5 million of other assets. The revolving credit agreement was originally set to mature on July 1, 2003. As described below, the credit facility has been amended and the maturity date has been extended to April 1, 2004. At September 27, 2003, we had $14.0 million outstanding and $0.6 million available under this credit facility.

     In February 2002, we entered into an amended and restated secured term loan arrangement with the Harris syndicate for a term loan of $32.9 million. The term loan under this financing arrangement is amortized monthly with principal payments ranging from $235,000 to $500,000 and the balance of $24.9 million due originally on July 1, 2003 (now extended to April 1, 2004). Interest is due monthly and is based on bank prime plus 1.5% (effective rate of 5.50% at September 27, 2003). Alternatively, we could select a LIBOR plus 4.0% interest rate.

     The February, 2002 Harris syndicate agreement has been amended four times, most recently on February 28, 2003, and June 20, 2003. Among the key provisions of the February 28, 2003 amendment: (i) extension of the maturity date to April 1, 2004; (ii) revisions in the monthly amortization of principal, with $50,000 payable on February 28, 2003, $100,000 payable on March 31, 2003, $350,000 payable on April 30, 2003, $500,000 payable each month end from May 31, 2003 through December 31, 2003, and $250,000 payable each month end thereafter until the April 1, 2004 maturity date, at which time the term loan balance of $22.0 million will be due. Also, effective February 28, 2003, the limit of eligible inventory under the revolving credit facility was increased to 60% and the amount of other assets eligible became $3.5 million. The Company has begun discussions to obtain loans or funding support from other sources, or extend its existing credit facility, by the maturity date of the current agreement, but there are no assurances that we will be successful in our efforts. Failure to do so could have a material adverse effect on our operations.

     The fourth amendment, dated June 20, 2003, provided consent by the Harris Bank syndicate to the Mid-Central Plastics, Inc. June 20, 2003 transaction and, upon completion of that transaction, impacted the revolving credit facility as follows: (i) $3.5 million of the $4.8 million cash proceeds received at closing were used to paydown the revolving line-of-credit; (ii) the amount of other assets eligible under the revolving credit facility was reduced from $3.5 million to $2.1 million; and (iii) the maximum amount that can be borrowed under the revolving credit facility was reduced from $21.0 million to $18.8 million.

     In connection with these Harris syndicate loans, we have granted the lender a first lien on all of our accounts receivable, inventory, equipment and various other assets. These Harris syndicate debt agreements contain restrictions on capital expenditures, additional debt or liens, investments, mergers and acquisitions, asset sales and payments such as dividends or stock repurchases. No amounts are available for the payment of dividends at September 27, 2003. The agreements also impose various financial covenants, including financial performance ratios.

     In connection with the Harris syndicate financing, we had two fixed interest rate swap agreements with a commercial bank (the “counter party”). The first agreement expired May 31, 2003, and the second agreement expired June 30, 2003.

     Historically, we have met our near term liquidity requirements with cash flow from operations, the Harris syndicate line of credit, and management of our working capital to reflect current levels of operations. The recent national economic slowdown increased pressure on these sources of liquidity. The gradual improvement in the national economy that may be occurring could help reduce that pressure slightly if it results in the increase of sales volume and cash flow, but we believe that careful management of our liquidity will continue to be necessary. The February, 2002 Harris syndicate revolving credit facility and term loans replaced existing credit facilities and did not provide additional availability. We anticipate that the February, 2002 agreements with the Harris syndicate, as amended on February 28, 2003 and June 20, 2003, will assist us in meeting our liquidity requirements through the term of these agreements.

Preferred Stock

     As part of the financing for the 1999 Morton Custom Plastics, LLC acquisition from Worthington Industries, Inc. (Worthington) , we issued 10,000 shares of redeemable preferred stock, which becomes redeemable for cash on April 15, 2004 at $1,000 per share plus any dividends accrued since April 15, 1999. We recorded the $10.0 million face value preferred stock at its fair value of $4.25 million. We are accreting the discount over a five year period using the effective yield method. Dividends are payable in kind at the rate of 8% per annum. Certain provisions of the agreement with Worthington preclude the payment of dividends, and no dividends have been accrued. There are legal proceedings related to certain Worthington matters as described in Part II, Item 1. We are continuing negotiations with Worthington to resolve all of the issues presented by the preferred stock within the limitations of our available liquidity in 2004, but there are no assurances that we will be successful in our efforts.

Capital Expenditures

     We incurred $2.6 million of capital expenditures during the first nine months of 2003, including $2.4 million related to continuing operations, primarily for the update and purchase of manufacturing equipment.

     We estimate that our capital expenditures in 2003 will total approximately $3.5 million, of which $1.9 million will be for new production equipment and the remaining $1.6 million will be for normal replacement items.

Significant Cash Commitments

     The following table summarizes the Company’s contractual obligations at September 27, 2003:

	Payments Due by Period

		Less than	1 - 3	4 - 5	After 5
(In Thousands)	Total	1 Year	Years	Years	Years

Bank indebtedness
Term loan	$24,753	24,753	—	—	—
Revolving line of credit	13,950	13,950	—	—	—
Other debt obligations	2,149	453	1,349	347	—
Redeemable preferred stock	9,536	9,536	—	—	—
Operating leases	16,707	5,423	9,890	1,394	—

Total contractual cash obligations	$67,095	54,115	11,239	1,741	—

     Under our bank credit facility, we have $618,000 standby letters of credit outstanding at September 27, 2003 in connection with lease obligations. Management expects that cash flow from operations and availability under its bank revolving line of credit will assist us in meeting our liquidity requirements through the term of its bank credit facility. At September 27, 2003, we had $568,000 in unused availability under the bank revolving line of credit. Our credit facility with the Harris Bank syndicate matures on April 1, 2004. The Company has begun discussions to obtain loans or funding support from other sources, or extend its existing credit facility by the maturity date of the current agreement, but there are no assurances that we will be successful in our efforts.

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

     The successful resolution of the preferred stock issues and the renegotiation or refinancing of our senior indebtedness are significant issues facing us in early 2004. Our failure to resolve either item could have a material adverse effect on our operations.

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

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 during the quarter ended September 27, 2003 as discussed in Note 10 above.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

     Within the 90 days prior to the date of this report, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures”, as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-14(c) and 15d-14(c), under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President of Finance. Based upon that evaluation, our Chief Executive Officer and Vice President of Finance concluded that our disclosure controls and procedures are effective.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On May 1, 2000, Worthington Industries, Inc. (Worthington) filed suit (in the United States District Court for the Southern District of Ohio, Eastern Division) against us and Morton Custom Plastics, LLC (“MCP, LLC”) related to MCP, LLC’s 1999 acquisition of the non-automotive plastics business from Worthington. Worthington claimed that it was owed additional amounts under the sale agreement and a related service agreement, and that it was owed dividends on shares of our preferred stock that it received. We believed that under the terms of the agreement, none of the amounts claimed by Worthington were owed by us. As previously reported, the case has been stayed by the bankruptcy of MCP, LLC in late 2002, and in that proceeding, MCP, LLC sold all of its assets and used the proceeds to pays its senior secured lender. We are in settlement discussions with Worthington with respect to this litigation and resolution of the preferred stock issues, including the April 15, 2004 redemption of these shares. See the preferred stock discussion in Liquidity and Capital Resources in Part I, Item 2 above.

ITEM 2. CHANGES IN SECURITIES

     On September 20, 2000, the Company issued warrants to purchase 238,548 shares of its Class A Common Stock at an exercise price of $.01 per share. Under the terms of the February, 2003 amendment with Harris Bank, the warrants may be exercised at any time through December 31, 2005.

     Under the terms of our agreement with our senior secured lender, no amounts are available for the payment of dividends at September 27, 2003.

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
Dated: November 12, 2003