Form 10-K
period 2003-12-31
MORTON INDUSTRIAL GROUP INC
filed 2004-03-30
CIK 64247

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission file number 0-13198

Morton Industrial Group, Inc.

www.mortongroup.com
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of Incorporation or organization)	38-0811650 (I.R.S. Employer Identification No.)

1021 W. Birchwood, Morton, Illinois 61550	(309) 266-7176
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Class A Common Stock, par value $.01 per share

(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

      The aggregate market value of the common stock held by non-affiliates of the registrant (based upon the last reported sale price on the Nasdaq Small Cap Market) on the last day business day of the registrant’s most recently completed second fiscal quarter was approximately $850,000.

      As of March 19, 2004, the aggregate market value of the Class A Common Stock held by non-affiliates was approximately $2,000,000 and there were 4,560,547 shares of Class A Common Stock and 100,000 shares of Class B Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held in June 2004 are incorporated by reference into Part III hereof.

      “Safe Harbor” Statement Under The Private Securities Litigation Reform Act Of 1995: This annual report contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements containing the words “anticipates,” “believes,” “intends,” “estimates,” “expects,” “projects” and similar words. The forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results expressed or implied by such forward looking statements. Such factors include, among others, the following: the loss of certain significant customers; the cyclicality of our construction and agricultural sales; the availability of working capital; general economic and business conditions, both nationally and in the markets in which we operate or will operate; competition; and other factors referenced in the Company’s reports and registration statements filed with the Securities and Exchange Commission. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements contained herein speak only of the Company’s expectation as of the date of this annual report. We disclaim any obligations to update any such factors or publicly announce the result of any revisions to any of the forward looking statements contained herein to reflect future events or developments.

PART I

Item 1.	Business

General Development of Business

      On January 20, 1998, Morton Metalcraft Holding Co. and its subsidiaries (“Morton”) merged (the “Merger”) with MLX Corp. (“MLX”), with MLX being the surviving corporation. As a result of the Merger, Morton ceased to exist as a separate corporate entity and MLX amended its Articles of Incorporation to change the corporate name of MLX to Morton Industrial Group, Inc. (the Company). Morton was engaged in the business of manufacturing fabricated metal components for construction and agricultural original equipment manufacturers and other industrial customers.

      On April 15, 1999, we acquired from Worthington Custom Plastics three manufacturing facilities that produced plastic components for industrial original equipment manufacturers. The Worthington acquisition expanded our plastic product offerings to include appliance parts, electronics housings and other injection molded and thermoformed plastic products. These plastics facilities operated as Morton Custom Plastics, LLC (MCP, LLC). On November 1, 2002, MCP, LLC, filed for protection as debtor-in-possession under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Before filing, MCP, LLC had negotiated the terms of an agreement for sale of substantially all of its assets to Wilbert, Inc., pursuant to an Asset Purchase Agreement. Under the agreement, Wilbert, Inc. was also to assume the liabilities of MCP, LLC under certain of their contracts and leases. This sales transaction closed on December 24, 2002, with the cash consideration applied to the reduction of MCP, LLC’s senior secured debt. The Company also operated an injection molding business in Iowa until that operation was sold in June, 2003. These sales allowed the Company to focus on its core competency, manufacturing fabricated sheet metal components.

      The Company operates its metal fabrication operations in five facilities in Illinois, North Carolina and South Carolina.

Narrative Description of Business

Business

Overview

      We are a contract manufacturer of highly engineered metal components and subassemblies for industrial, construction, agricultural and recreational vehicle original equipment manufacturers (“OEM’s”). Our metal products include cabs, engine enclosures, panels, platforms, frames and complex weldments used in backhoes, excavators, tractors, motor homes, beverage coolers and similar industrial equipment. Our largest customers include Deere & Co. (“Deere”) and Caterpillar Inc. (“Caterpillar”) who together generated 88% of our 2003 net sales. Our five manufacturing facilities are located in the Midwestern and Southeastern United States in close proximity to their customers. We have no foreign operations.

Markets

      Customers use our products in industrial, construction, agricultural and recreational vehicle equipment. As OEM’s in these industries have intensified their focus on core competencies, they have increasingly outsourced more of their production parts to reduce costs. To effectively manufacture products for OEMs, suppliers must invest in technologically advanced equipment, develop in-house design capabilities, and coordinate manufacturing and product delivery with their customers.

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

Industrial Equipment

      We produce a range of components and subassemblies for equipment used in a variety of industrial applications. Our products are used in store fixtures and power generators. Customers in the industrial equipment area generally serve stable or growth markets, and these customers include Caterpillar and Hallmark. Industrial equipment products account for approximately 22% of our 2003 net sales.

Construction Equipment

      The $18 billion U.S. construction equipment industry includes construction, earth moving and forestry equipment, as well as some material handling equipment, lifts, off-highway trucks and a variety of machines for specialized industrial applications. Caterpillar and Deere dominate the U.S. construction equipment industry, and together accounted for approximately 50% of total unit sales in 2003. We supply metal components and subassemblies, such as engine enclosures, cabs, platforms, frames and complex weldments. Our customers use these products in backhoes, excavators, wheel loaders, skid-steer loaders, lifts and similar construction equipment. Our sales per construction equipment vehicle range from $500 to $2,500. Construction equipment products account for approximately 65% of our 2003 net sales.

Agricultural Equipment

      The $15 billion U.S. agricultural equipment industry includes large, relatively expensive products such as tractors, combines and other farming equipment. Deere and Caterpillar accounted for approximately 35% of total agricultural equipment unit sales in 2003. We supply metal components and subassemblies such as steps, grills, and landing decks. Our sales per agricultural equipment vehicle range from $200 to $3,000. Agricultural equipment products account for approximately 13% of our 2003 net sales.

Products and Services

Products

      Our investments in modern equipment and systems have allowed us to produce a broad line of highly engineered components and subassemblies. We strive to meet customers’ needs for design engineering, prototyping, product fabrication and just-in-time delivery.

Sheet Metal Fabrication

      Our sheet metal fabrication capabilities include laser and plasma cutting, forming, punching, welding, painting and assembly processes. Our sheet metal fabrication processes operate on information created by CAD/ CAM software, utilize optic laser cutting machines to cut parts at high speeds and use robotic welders to complement manual welding operations. Our painting operations are capable of producing the wide variety of paint finishes required by customers.

      Fabricated Sheet Metal Products Include:

•	Sheet Metal Enclosures and Boxes — generator set enclosures, electrical and battery boxes, panels, doors, hoods and covers used in backhoes, excavators and tractors.

•	Special Weldments — lift arms, seat modules, frames, guards, platforms, step assemblies and cabs used in backhoes, excavators, crawlers, tractors and skid steer loaders; and components for refuse haulers.

•	Fabricated Steel Tanks — fuel and hydraulic fluid reservoirs used in motor graders, trucks, crawlers, wheel loaders and excavators.

•	Sheet Metal Component Packages — laser cut and formed parts that are used in higher level assemblies at customer locations. These products include brackets, plates and frame components that are used in a wide variety of customer end products.

•	Store Fixtures — backframes, lights and brackets used in store displays and commercial refrigeration units.

Services

      We offer our customers a number of services described below:

Product Design and Development

      This service category includes design, development, analysis and costing for our products. We prefer to and often work with customers in the early stages of designing their products.

Prototyping/ Tooling

      This service category includes prototyping, tooling and pre-production steps in the manufacturing process. Our dedicated prototype and tooling departments work with customers throughout development efforts, allowing for a smooth introduction of new products.

Part Decorating and Exterior Finishing

      This service category includes a number of decorating operations such as liquid and powder coat painting and decal application.

Just-In-Time Delivery

      This service category includes providing customers the ability to order products in low lot sizes with minimal lead time enabling them to reduce their overall order cycle time. We also provide deliveries that are specially sequenced to customers’ manufacturing schedules.

Engineering and Design Capabilities

      Engineering capabilities have become increasingly emphasized as suppliers provide design services for new projects. Computer aided design capabilities include Pro/ENGINEER, Anvil 1000/5000, Apollo, Merry Mechanization and CADKEY. We have focused our computer aided design investment on the Pro/ENGINEER system during the last several years because Pro/ENGINEER is the preferred system of the majority of our customers. Computer aided design allows us to download completed and approved designs directly to production equipment in most plants. The resulting direct interaction between customers’ designers and our engineers facilitates joint development of new components and redesigns of old parts.

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

Sales and Marketing

      To better serve our customers, we have combined our sales and engineering organizations. The sales and engineering group has primary responsibility for managing relationships with customers and working with them to design new products. Our customers are serviced by account teams led by an account manager and include representatives from our primary functional areas. These areas include engineering and customer service. Account teams work with the customer to design products and produce prototypes, schedule production and monitor quality and customer satisfaction. Our account managers also lead the new business development process, working with customers to obtain details of new outsourcing programs, new products currently being designed and existing products which will be redesigned. We believe that the structure of our sales and marketing organization helps to ensure cooperation in product design and helps us to gain repeat and new business from our customers.

Manufacturing/ Production

      We use a range of manufacturing processes to serve the needs of our customers. Using these processes, we can manufacture products ranging from simple metal parts to more complex metal subassemblies. Our design and engineering capabilities provide us with a competitive edge in obtaining and maintaining preferred supplier status with our customers.

      Sheet Metal Fabrication. Our sheet metal fabrication capabilities include laser cutting, punching, forming, folding, welding, painting and assembly processes. Our sheet metal fabrication processes, operating on information created by Pro/ENGINEERING software, use optic laser cutting machines to cut parts at high speeds. We use robotic welders to complement our manual welding operations. Our painting operations are capable of producing the wide variety of paint finishes required by our customers.

Raw Materials

      The primary raw materials that we use are sheet steel, assembly parts and paint. Prices of these raw materials fluctuate, although the price of our most significant raw material, steel, has been slowly increasing since 2002. Recently, steel prices have increased as steel supply has tightened, due in part to the national economic recovery, China’s growing steel consumption, and reduced domestic steel production capacity. We expect that this trend will continue through 2004, and there could be periods when steel is not available on demand. We will work with our steel suppliers to attempt to address these issues. Historically we have been able to negotiate with our customers to have them absorb increases in our raw material costs. In addition, we have generally passed on reductions in our raw material costs to our customers. We also participate in the steel purchase programs of certain major customers which lowers our cost for steel. Generally, we purchase our raw materials from multiple suppliers, and we believe that the prices we obtain are competitive.

Competition

      The manufacturing and supplying of highly engineered metal products to original equipment manufacturers is a fragmented and highly competitive business, with no single supplier having significant market share. We believe suppliers with a strong management team, a range of capabilities, modernized facilities and technologically sophisticated equipment like us are more likely to benefit from original equipment manufacturers’ increased outsourcing of production than other participants in the industry lacking such assets. However, competitive pressures or other factors could cause us to lose market share or could result in a significant price erosion with respect to our products.

Regulatory/ Environmental Matters

      Our operations are subject to numerous federal, state and local environmental and worker health and safety laws and regulations. We believe that we are in substantial compliance with such laws and regulations and have not budgeted any material capital expenditures for environmental control facilities.

Financial Information about Industry Segments

      We have one continuing reportable segment — contract metal fabrication. The contract metal fabrication segment provides full-service fabrication of parts and sub-assemblies for the construction, agricultural, and industrial equipment industry.

Backlog

      Our backlog of orders was approximately $99 million at December 31, 2003, and $95 million at December 31, 2002. We anticipate that we will substantially fill all of the December 31, 2003, backlog orders during the current year.

Patents, Trademarks, Licenses, Franchises, and Concessions; Research and Development

      We hold no material patents, trademarks, franchises, or concessions. We are the licensee under a number of software licenses that we use in our design, production, and other business operations. All of these licenses have customary terms and conditions. Our research and development expenditures are not material.

Working Capital Items

      Our working capital requirements reflect several business factors. Our working capital requirements are typically greater during the second half of the calendar year because both Deere & Co. and Caterpillar, Inc. suspend operations for two weeks of vacation time during July and/or August. Production operations of both of these customers also slow during the last two weeks of December. During these periods, we must rely more heavily on our credit facilities for liquidity. Additional discussion regarding working capital can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Employees

      As of February 28, 2004, we employed 1,167 employees, of which 977 were hourly and 190 were salaried. None of these employees was subject to a collective bargaining agreement. We believe our relationship with our employees is good.

Internet

      You can find our web site at www.mortongroup.com. At this website, “click” on the Annual Report link; you can choose to view the latest Annual Report on file, or you can “click” SEC Offsite Filings to link to the SEC website that provides all of the Company’s SEC filings since 1997.

Item 2.	Properties

      The following table presents summary information regarding our facilities. The properties are owned except where indicated by the word “leased”. Lease terms for these facilities expire between 2004 and 2008. Our facilities are generally located in close proximity to our customers.

	Approx.
Location	Sq. Ft.	Products Manufactured

1021 West Birchwood Street,
Morton, IL	280,000	Sheet metal enclosures and boxes, sheet
		metal component packages, store fixtures
		and tractor frames

400 Detroit Avenue, Morton, IL
(leased)	155,000	Special weldments, including seat modules,
		cabs and fabricated steel tanks

231 Detroit Avenue, Morton, IL
(leased)	40,000	Raw materials and components storage

Apex, NC (leased)	100,000	Special weldments, sheet metal enclosures
		and boxes, sheet metal component packages
		and fabricated steel tanks

Honea Path, SC	30,000	Store fixtures and sheet metal component
		packages

Welcome, NC	185,000	Sheet metal enclosures and boxes, special
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

Worthington

      On May 1, 2000, Worthington Industries, Inc. (“Worthington”) filed suit (in the United States District Court for the Southern District of Ohio, Eastern Division (“the Court”)) against us and Morton Custom Plastics, LLC (“MCP, LLC”) related to MCP, LLC’s 1999 acquisition of the non-automotive plastics business from Worthington. Worthington claimed that it was owed additional amounts under the sale agreement and a related service agreement, and that it was owed dividends on shares of our preferred stock that it received. We believed that certain warranties and representations made by Worthington at the time of acquisition were breached and that amounts claimed by Worthington were not due. We had filed a counterclaim against Worthington related to these matters. In connection with a preferred stock redemption agreement dated December 23, 2003, the parties settled all litigation between the Company and Worthington. The Court entered an order of dismissal of the Worthington lawsuit on January 20, 2004.

      The Company is also involved in routine litigation. Management does not believe any legal proceedings would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to Vote of Security Holders

      Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

      Effective April 11, 2001, the Company’s ticker symbol on the Nasdaq Small Cap Market was MGRP. Effective August 1, 2002, trading of the Company’s Class A common stock moved to the OTC Bulletin Board (the Company elected not to appeal a notice from the Nasdaq Listing Qualifications Department to delist the Company’s Class A common stock). Subsequent to this change, the Company’s ticker symbol was changed to MGRPE. Effective September 27, 2002, the trading of the Company’s Class A common stock was moved to OTC. Upon this change, the Company’s ticker symbol changed to MGRP.

      The following table sets forth for 2002 and 2003 the quarterly high and low bid prices and, with respect to the OTC market high and low bid quotations. OTC market quotations reflect interdealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

	High	Low

2003
October 1 to December 31	$0.850	$0.200
July 1 to September 30	$0.700	$0.150
April 1 to June 30	$0.650	$0.200
January 1 to March 31	$0.550	$0.100
2002
October 1 to December 31	$0.350	$0.010
July 1 to September 30	$0.350	$0.040
April 1 to June 30	$1.050	$0.120
January 1 to March 31	$1.200	$0.320

      We obtained the foregoing information from research services made available by Nasdaq for the first two quarters of 2002, and by Pink Sheets for the last two quarters of 2002 and all of 2003.

      As of March 19, 2004 there were 3,293 holders of record and 1,690 beneficial holders of our Class A Common Stock.

      We did not declare or pay any common stock dividends in our fiscal years ended December 31, 2003 and 2002. Our credit agreements preclude the payment of dividends.

      During the year ended December 31, 2003, we did not issue any shares of capital stock that were unregistered under the Securities Act of 1933.

      On September 20, 2000, the Company issued warrants to purchase 238,548 shares of its Class A common stock to its bank lenders. The warrants, as amended, were exercisable at any time through December 31, 2006 at an exercise price of $.01 per share. On March 26, 2004, in connection with a refinancing described in Item 7, the holders surrendered these warrants.

      On March 26, 2004, in connection with the refinancing described in Item 7, we issued our lenders 545,467 warrants to purchase Class A shares of common stock at an exercise price of $0.02 per share. The warrants expire March 26, 2014.

      As of December 31, 2003, under our 1997 Stock Option Plan, issued and outstanding stock options are as follows:

			Number of
Number of	Exercise		Shares
Shares	Price	Expiration Date	Exercisable

51,650	$1.875	February 2011	34,433
75,000	0.325	June 2012	25,000
600,000	0.150	February 2013	—
30,000	0.250	April 2013	30,000
72,500	0.250	August 2013	72,500
10,000	0.300	November 2013	—

839,150			161,933

      In addition to these options, we could grant an additional 327,561 options.

Item 6.	Selected Financial Data

Selected Historical Financial Data

      Set forth below are certain selected historical financial data. This information should be read in conjunction with our financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein. The financial data is derived from our audited financial statements.

	Year Ended December 31,

	1999	2000	2001	2002	2003

Operating data:
Net sales	$102,885	$147,417	$127,103	$116,567	$131,431
Cost of sales	88,987	128,007	111,358	101,522	113,318
Gross profit	13,898	19,410	15,745	15,045	18,113
Selling and administrative expenses	14,120	12,874	13,131	12,170	13,362
Restructuring charges	—	—	1,323	—	—
Operating income (loss)	(222)	6,536	1,291	2,875	4,751
Gain (loss) on sale of business units and other	2,327	(248)	(610)	365	442
Interest expense, net	(4,454)	(7,376)	(6,706)	(4,228)	(3,084)
Interest on redeemable preferred stock	—	—	—	—	(427)
Earnings (loss) before income taxes, accounting change and discontinued operations	(2,349)	(1,088)	(6,025)	(988)	1,682
Income taxes	(643)	(632)	1,242	(288)	426
Earnings (loss) before discontinued operations and cumulative effect of change in accounting principle	(1,706)	(456)	(7,267)	(700)	1,256
Net income (loss) from operations of discontinued plastics operations	(5,951)	1,048	(9,454)	6,790	85
Earnings (loss) before cumulative effect of accounting change	(7,657)	592	(16,721)	6,090	1,341
Cumulative effect of change in accounting principle	(1,074)	—	—	(8,118)	—
Net earnings (loss)	(8,731)	592	(16,721)	(2,028)	1,341
Accretion of discount on preferred shares	(1,129)	(898)	(1,066)	(1,265)	(715)
Net earnings (loss) available to common shareholders	(9,860)	(306)	(17,787)	(3,293)	626
Earnings (loss) per share — basic:
Earnings (loss) from continuing operations	(0.63)	(0.30)	(1.81)	(0.42)	0.12
Earnings (loss) from discontinued operations	(1.32)	0.23	(2.06)	1.46	0.02
Cumulative effect of a change in accounting principle	(0.24)	—	—	(1.75)	—
Total earnings (loss) per share	(2.19)	(0.07)	(3.87)	(0.71)	0.14
Earnings (loss) per share — diluted:
Earnings (loss) from continuing operations	(0.63)	(0.30)	(1.81)	(0.42)	0.11
Earnings (loss) from discontinued operations	(1.32)	0.23	(2.06)	1.46	0.02
Cumulative effect of a change in accounting principle	(0.24)	—	—	(1.75)	—
Total earnings (loss) per share	(2.19)	(0.07)	(3.87)	(0.71)	0.13

	Year Ended December 31,

	1999	2000	2001	2002	2003

Financial position (at end of period):
Working capital	$10,011	$12,774	$(1,475)	$(2,294)	$(6,818)
Total assets	125,908	130,533	106,517	56,853	48,822
Total debt	90,956	88,357	79,138	45,102	38,541
Stockholders’ equity (deficit)	$(3,754)	$(3,157)	$(20,944)	$(24,224)	$(23,598)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this annual report.

General

      We are a contract manufacturer of highly engineered metal components and subassemblies for construction, agricultural and industrial original equipment manufacturers. Our largest customers, Caterpillar Inc. and Deere & Co., accounted for approximately 88% and 87% of our net sales in 2003 and 2002, respectively.

      Historically, the Company has been a fabricator of sheet metal products. Subsequent to a merger in January, 1998, when the Company became a publicly-traded entity, the Company acquired six facilities that fabricated either injection molded or thermoformed plastic components. Two of the plastics fabrication facilities were acquired separately in 1998, and four were acquired together in 1999. One of the plastics fabrication facilities acquired in 1998 was sold at the end of 1999. The four plastics fabrication facilities acquired together in 1999 were sold in December, 2002. These four facilities, operating as Morton Custom Plastics, LLC, were incurring significant losses and filed for protection as debtor-in-possession under Chapter 11 of the United States Bankruptcy Code. At the time of the sale of Morton Custom Plastics, LLC, the Company determined that is was appropriate to focus solely on its core competency, sheet metal fabrication, and offered for sale its remaining plastics fabrication facility, which was sold in June, 2003. In the Company’s accompanying financial statements, all of the plastics fabrication results are reported as discontinued operations.

      As a part of the 1999 plastics facilities acquisition, the Company issued $10 million of redeemable preferred stock with a maturity date of April 2004. The Company negotiated a settlement in December 2003 with the holder of the preferred stock, and began making redemption payments in January, 2004. If the redemption payments are paid according to the terms of the settlement agreement, the payments will aggregate $1.5 million over a three-year period ending in 2006.

      Since June, 2003, the Company has focused solely on its core business, sheet metal fabrication (the Company’s continuing operations). The Company recognized earnings of over $1.2 million from its continuing operations in 2003, but had incurred losses from its continuing operations in 2001 and 2002 when demand by the Company’s customers was depressed. These losses from continuing operations as well as the acquisition and subsequent disposition of certain plastics facilities created pressure on our liquidity.

      To take advantage of the potential for growth in 2004 and beyond, and to be able to effectively serve our customers, we must be able to ensure an adequate flow of raw materials into our production processes, be able to hire and train additional employees and be able to fund our need for new manufacturing equipment and meet our other working capital needs. Accordingly, the Company entered into a new credit facility in March 2004 that is described below. The new credit facility provided additional availability at the closing of approximately $5 million. Management believes that the new credit facility will permit the Company to meet its liquidity requirements driven by raw material, manpower and capital expenditure requirements through the term of the facility, which matures in March, 2008.

      As noted above, two customers account for a significant portion of our net sales. Caterpillar, Inc. and Deere & Co. are both forecasting greater orders for fabricated parts supplied by Morton Metalcraft Co. for 2004. We believe that this demand is being fueled by the improved economic conditions in the United States. The Company is responding by hiring additional manpower, adding capital equipment as necessary and increasing the flow of purchased raw materials in a difficult steel market. The U.S. steel industry has restructured, consolidated and is challenged to meet growing domestic and international demand. The steel industry has been impacted by China’s growing consumption of scrap steel and coke, a raw material used in processing steel. Cosmetically sensitive sheet steel, our core commodity, is on allocation and has correspondingly seen inflationary pricing; most inflationary steel pricing becomes the responsibility of the customer.

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

Results of Operations

      The following table presents certain historical financial information expressed as a percentage of our net sales.

	Year Ended December 31,

	2001	2002	2003

Statements of Operations Data:
Net sales	100.0%	100.0%	100.0%
Gross profit	12.4	12.9	13.8
Selling and administrative expenses	10.3	10.4	10.2
Restructuring charges	1.0	—	—
Operating income	1.0	2.5	3.6
Interest expense, net	5.3	3.6	2.3
Earnings (loss) before income taxes, discontinued operations and cumulative effect of accounting change	(4.7)	(.8)	1.3

Year Ended December 31, 2003 versus Year Ended December 31, 2002

      Net sales for the year ended December 31, 2003 were $131.4 million compared to $116.6 million for the year ended December 31, 2002, an increase of $14.8 million or 12.8%. The sales increase resulted primarily from increased unit demand by existing customers of construction-related equipment components. Our construction-related revenues increased by over 25% and accounted for nearly two-thirds of our 2003 revenue, while our agricultural-related revenues declined over 35%. Most of the revenue growth came from sales to our two largest customers, Deere & Co. and Caterpillar. Based upon customer forecasts and the addition of new customers, the Company currently anticipates revenue growth for 2004 that could exceed 15%. Our ability to increase revenues at that rate will be subject to a number of factors, including the continuing demand that we now forecast, the availability of raw materials, principally steel, and the availability of working capital to support that growth. Recently, steel prices have increased as steel supply has tightened, due in part to the national economic recovery, China’s growing steel consumption, and reduced domestic steel production capacity. We expect that this trend will continue through 2004, and there could be periods when steel is not available on demand. We will work with our steel suppliers to attempt to address these issues. Historically we have been able to negotiate with our customers to have them absorb increases in our raw material costs. In addition, we have generally passed on reductions in our raw material costs to our customers.

      Sales to Caterpillar and Deere were approximately 88% and 87% of our net sales for 2003 and 2002, respectively.

      Gross profit for the year ended December 31, 2003 was $18.1 million compared with $15.0 million for the year ended December 31, 2002, an increase of $3.1 million or 20.0%. The Company’s gross profit percentage increased to 13.8% from 12.9%. The gross profit amount and percentage increased as a result of our absorbing fixed costs over a larger revenue base, as well as our continuing focus on cost savings programs including 6 Sigma and various lean manufacturing concepts. We use internal metrics to measure our success in achieving various productivity, quality, on-time delivery and profitability goals.

      Selling and administrative expenses for the year ended December 31, 2003 amounted to $13.3 million, or 10.2% of sales, compared with $12.2 million, or 10.5% of sales in the prior year. This increased cost relates primarily to a higher sales volume.

      Interest expense in the year ended December 31, 2003 amounted to $3.1 million compared to $4.2 million in 2002. This decrease resulted from lower average levels of debt from year-to-year. The debt decreased as a result of scheduled payments on the Company’s term debt and a reduction of revolving debt upon the sale of the operations of Mid-Central Plastics in June 2003.

      Other income of $442,000 for the year ended December 31, 2003, resulted primarily from an unrealized gain on interest rate swaps of $337,000 and interest income of $105,000 on the notes receivable related to the sale of the operations Mid-Central Plastics. Other income for the year ended December 31, 2002 resulted primarily from an unrealized gain of $365,000 on the Company’s interest rate swaps.

      “Interest on redeemable preferred stock” relates to the accretion of the discount on redeemable preferred stock for the six months ended December 31, 2003. This classification in other expense resulted from the implementation of FAS 150. For the first six months of 2003, the accretion was classified as “accretion of discount on preferred shares”.

      We recognized total income tax expense of $481,000 in 2003 on the total of pre-tax income from both continuing and discontinued operations; this represents income tax expense of $330,000 for Federal alternative minimum tax and state income taxes. Also included in the tax expense is $151,000 representing a decrease in the overall deferred tax asset recognized. The deferred tax assets represent the estimated utilization of Federal net operating loss carryforwards in 2004.

      The income from discontinued operations represents the results of the operations of Mid-Central Plastics, Inc. until the sale of those operations in June 2003.

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

      Gross profit for the year ended December 31, 2002 was $15.0 million compared with $15.7 million for the year ended December 31, 2001, a decrease of $0.7 million or 4.4%. The Company’s gross profit percentage increased to 12.9% from 12.4%. The gross profit percentage was reduced by increased raw materials costs, but offset by reduced manufacturing costs resulting from various manufacturing costs saving initiatives.

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

      Other income for the year ended December 31, 2002 resulted primarily from an unrealized gain of $365,000 on the Company’s interest rate swaps. Other expense of $610,000 for the year ended December 31, 2001, resulted primarily from an unrealized loss on the Company’s interest rate swap.

      We recognized an income tax benefit of approximately $0.3 million in 2002, which represents a Federal income tax refund. Deferred tax assets were decreased to reflect lower anticipated utilization of income tax net operating loss carryforwards than we estimated at the preceding year end, due significantly to the sale of Morton Custom Plastics, LLC. The charge related to the decrease in deferred tax assets is included in discontinued operations. The utilization of the income tax net operating loss carryforwards, and the realization of deferred tax assets, is based upon the Company’s future ability to generate the estimated taxable income.

      The net income of discontinued operations of approximately $6.8 million includes a gain on disposal of approximately $17.8 million, operating losses of approximately $8.9 million, an income tax benefit related to Federal income tax refunds of approximately $1.2 million and an income tax charge related to the decrease in deferred income tax assets of approximately $3.4 million. The operating losses of discontinued operations were comparable to the 2001 total of $8.6 million. The discontinued operations are discussed in more detail in Note 2 of the accompanying financial statements.

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

Financial Position and Liquidity

      Historically, we have funded our business with cash generated from operations, management of our working capital and borrowings under revolving credit and term loan facilities. In the years ended December 31, 2001, 2002 and 2003 we generated cash from operating activities of $12.4 million, $7.4 million and $10.3 million, respectively. Our capital expenditures for the years ended December 31, 2001, 2002 and 2003 were $4.4 million, $4.0 million and $4.1 million, respectively. These capital expenditures were principally for additions to improve or maintain our manufacturing capacity and efficiency. We reduced total debt by over $10.0 million in 2003, including term loan reductions of $4.5 million, and a reduction of the revolving line of credit of $5.3 million. The line of credit reduction related primarily to the sale of the operations of Mid-Central Plastics, Inc.

      Our consolidated working capital at December 31, 2003 was a deficit of $6.8 million compared to a working capital deficit of $2.3 million at December 31, 2002. This represents a decrease in working capital of approximately $4.5 million. This working capital decrease results from several factors, including the increase in accounts payable related to business growth, and the balance sheet reclassifications resulting from the sale of the operations of Mid-Central Plastics, and the above referenced reduction in long-term debt. The Company has addressed the need for improved working capital by entering into an amended and restated credit facility effective March 26, 2004.

      In May 1998, the Company entered into both a revolving credit facility and a term loan agreement with a syndicate of banks led by Harris Trust and Savings Bank (“the Harris syndicate”).

      In February 2002, the Company entered into a new secured revolving credit facility and a secured term loan with the Harris syndicate. This is the credit facility that was in effect as of December 31, 2003 and through March 25, 2004. The 2002 agreements have been amended six times, including the latest amendment on March 15, 2004. Amendments through February 28, 2003 have been described in previous filings with the SEC. A summary of the three amendments since February 28, 2003 is as follows:

•	An amendment dated June 20, 2003 in connection with the sale of the operations of Mid-Central Plastics, Inc., including the Harris syndicate consent to the sale

•	An amendment dated December 22, 2003 that provided an extension of the credit facility through April 1, 2005, and provided consent to enter into a settlement regarding the redeemable preferred stock held by Worthington Industries, Inc.

•	An amendment dated March 15, 2004 that amended the definition of the borrowing base and increased the limitation for capital expenditures for 2003.

The two following paragraphs describe the credit facility, as amended on March 15, 2004, that was effective as of December 31, 2003 and through March 25, 2004:

      The revolving credit agreement permitted the Company to borrow up to a maximum of $18.8 million. The agreement requires payment of a quarterly commitment fee of ..50% per annum of the average daily unused portion of the revolving credit facility. Interest was due monthly and was based upon bank prime plus 1.5% (effective rate of 5.75% at December 31, 2003). The Company, alternatively, could select a LIBOR plus 4.0% interest rate. The amount available under the revolving credit facility was limited to 85% of qualified accounts receivable, 60% of eligible inventory, plus $2.1 million of other assets. The revolving credit agreement was to mature April 1, 2005. At December 31, 2003, the Company had $13.3 million outstanding and $1.2 million available under this credit facility.

      In February 2002, the Company also entered into a secured term loan arrangement with the Harris syndicate for a term loan of $33.0 million. The new Harris syndicate term loan arrangement replaced existing term loans and did not provide additional availability. The term loan under this financing arrangement was amortized monthly with principal payments ranging from $500,000 on January 2, 2004, $250,000 for the months of January through March, 2004 and $500,000 for the months of April 2004 through March 2005 and the balance of $16.0 million was due on April 1, 2005. Interest was due monthly and is based upon bank prime plus 1.5% (effective rate of 5.75% at December 31, 2003). The Company, alternatively, could select a LIBOR plus 4.0% interest rate.

      In connection with these Harris syndicate loans, we granted the lender a first lien on all of the Company’s accounts receivable, inventory, equipment and various other assets. These Harris syndicate debt agreements contain restrictions on capital expenditures, additional debt or liens, investments, mergers and acquisitions, asset sales and payments such as dividends or stock repurchases. No amount was available for payment of dividends at December 31, 2002 and 2003.

      The agreements also impose various financial covenants, including financial performance ratios. These debt agreements contain restrictions on capital expenditures, incurring additional debt or liens, making investments, mergers and acquisitions, selling assets or making payments such as dividends or stock repurchases, as well as containing various financial covenants.

      Pursuant to a 1999 agreement to purchase certain assets of Worthington Custom Plastics, Inc. (“Worthington”), the Company issued 10,000 shares of its preferred stock, without par value, to Worthington. The preferred stock was mandatorily redeemable on April 15, 2004 at $1,000 per share. The Company and Worthington have entered into a stock redemption agreement, dated December 23, 2003, that provides for 30 monthly redemption payments of $50,000 each over a three year period (10 payments each year in 2004, 2005 and 2006) to fully redeem the preferred stock. Each $50,000 payment and redemption of 333 (or 334) shares reduces the fully accreted $10 million face value of the redeemable preferred stock by $333,000 (or $334,000). If shares are not redeemed under the provisions of this agreement, the redemption price remains at $1,000 per share.

      We incurred $4.1 million of capital expenditures during 2003, primarily for updating and purchases of manufacturing equipment. Of the $4.1 million of capital expenditures, $3.9 million related to continuing operations.

      We estimate that our capital expenditures for continuing operations in 2004 will total approximately $5.0 million, of which $2.0 million will be for new production equipment and the remaining $3.0 million will be for normal replacement items.

      Historically, we have met our near term liquidity requirements for our businesses with cash flow from operations, the Harris line of credit, and management of our working capital to reflect current levels of operations.

      Management expects that cash flow from operations, working capital management and availability under the new bank revolving line of credit described below will permit us to meet our liquidity requirements through the term of the new credit facility.

March 26, 2004 Refinancing

      On March 26, 2004, the Company entered into a Second Amended and Restated Credit Agreement with a syndicate of banks led by Harris Trust and Savings Bank, As Agent, and also on March 26, 2004, entered into a Note and Warrant Purchase Agreement with BMO Nesbitt Burns Capital (U.S.) Inc., As Agent. These agreements were effective on March 26, 2004, and provided financing to replace the $13.25 million revolving credit facility with the Harris syndicate and the $23.3 million term note payable to the Harris syndicate as described in Note 8 in the accompanying financial statements. In connection with this transaction, the 238,584 warrants to purchase Class A Common Stock were surrendered by the holders.

      Under the terms of the new agreements, the Company has:

1) A 4-year secured term loan in the amount of $22 million with variable rate interest; principal payments are due in quarterly installments of $500,000 beginning June 30, 2004 through March 31, 2005 and due in quarterly installments of $750,000 beginning June 30, 2005 through December 31, 2007 with the balance of $11,750,000 due on March 31, 2008. The Company will enter into interest rate protection contracts on at least 50% of the term loan.

2) A secured revolving credit facility with a limit of $18 million, variable rate interest, and with an initial revolving credit balance of $8.7 million, and with initial availability of $5.4 million as of March 26, 2004. The balance is due March 31, 2008. The amount available under the revolving credit facility is limited to 85% of eligible accounts receivable and 60% of eligible inventory. The facility requires a commitment fee of 0.50% per annum on the unused portion of the facility.

At the Company’s option, for both the secured term loan and the revolving credit facility, interest will be at either a bank base rate plus applicable margin, or an adjusted LIBOR plus a LIBOR margin. At inception, the bank rate plus applicable margin is 6.75% and the adjusted LIBOR plus a LIBOR margin is 5.35%.

3) A senior secured subordinated note in the amount of $10 million bearing cash interest of 12% and PIK interest of 4% with no principal amortization, and the balance due March 26, 2009.

      Related to the senior secured subordinated note, the Company will issue 545,467 warrants to purchase shares of its Class A Common Stock at $0.02 per share; these warrants expire March 26, 2014. The warrants may be put to the Company, at the then fair market value, five years from the date of issue, or upon change of control or upon a default on the senior secured subordinated loan.

      In connection with these loans, we have granted the lenders a lien on all of the Company’s accounts receivable, inventory, equipment, land and buildings, and various other assets. These agreements contain restrictions on capital expenditures, additional debt or liens, investments, mergers and acquisitions, asset sales and payments such as dividends or stock repurchases. These agreements also impose various financial covenants, including financial performance ratios. Fees associated with the March 26, 2004 transactions, including underwriting and legal fees, were approximately $1.5 million, paid at closing.

Quarterly Financial Information

      Selected quarterly financial information for the years ended December 31, 2003 and 2002 is as follows:

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

	(In thousands, except per share data)
2003
Sales	$32,380	$34,398	$31,452	$33,201	$131,431
Gross margin	4,591	5,010	4,063	4,449	18,113
Operating income	1,283	1,698	886	884	4,751
Net earnings available to common stockholders	119	140	106	261	626
Earnings per share of common stock — basic:
From continuing operations	0.00	0.04	0.02	0.06	0.12
From discontinued operations	0.03	(0.01)	—	—	0.02
Total	0.03	0.03	0.02	0.06	0.14
Earnings per share of common stock — diluted:
From continuing operations	0.00	0.03	0.02	0.06	0.11
From discontinued operations	0.03	(0.01)	—	—	0.02
Total	0.03	0.02	0.02	0.06	0.13

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

	(In thousands, except per share data)
2002
Sales	$29,177	$32,241	$28,981	$26,168	$116,567
Gross margin	4,117	4,850	3,385	2,693	15,045
Operating income (loss)	1,160	1,402	647	(334)	2,875
Earnings (loss) before discontinued operations and cumulative effect of accounting change	184	(473)	(321)	(90)	(700)
Net earnings (loss) from discontinued operations	(526)	(2,770)	(4,326)	14,412	6,790
Cumulative effect of change in accounting principle	(8,118)	—	—	—	(8,118)
Net earnings (loss) available to common stockholders	(8,739)	(3,566)	(4,978)	13,990	(3,293)
Earnings per share of common stock — basic and diluted
From continuing operations	(0.02)	(0.17)	(0.14)	(0.09)	(0.42)
From discontinued operations	(0.12)	(0.59)	(0.92)	3.09	1.46
Cumulative effect of change in accounting principle	(1.75)	—	—	—	(1.75)
Total	(1.89)	(0.76)	(1.06)	3.00	(0.71)

Off-Balance Sheet Arrangements

      The Company has no significant off-balance sheet arrangements, other than the operating lease obligations described below, nor has it given any guarantees for any unconsolidated entities.

Significant Cash Commitments

      The Company has significant future cash commitments, primarily scheduled debt payments and scheduled lease payments. The commitments related to debt payments and lease payments are fully described in Notes 8 and 9 of the accompanying financial statements.

      The following table summarizes the Company’s contractual obligations at December 31, 2003:

	Payments Due by Period

		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

	(In thousands)
Bank indebtedness
Term loan	$23,253	$5,750	$17,503	$—	$—
Revolving line of credit	13,250	—	13,250	—	—
Other debt obligations	2,038	460	1,341	237	—
Operating leases	17,504	6,007	10,615	882	—
Preferred stock redemption	1,500	500	1,000	—	—

Total contractual cash obligations	$57,545	$12,717	$43,709	$1,119	$—

      Under its bank credit facility, the Company had $618,000 standby letters of credit outstanding at December 31, 2003 in connection with lease obligations. Management expects that cash flow from operations, working capital management and availability under its new bank revolving line of credit will permit us to meet our liquidity requirements through the term of the credit facility.

      Pursuant to a 1999 agreement to purchase certain assets of Worthington Custom Plastics, Inc. (“Worthington”), the Company issued 10,000 shares of its preferred stock, without par value, to Worthington. The preferred stock was mandatorily redeemable on April 15, 2004 at $1,000 per share. The Company and Worthington have entered into a preferred stock redemption agreement, dated December 23, 2003, that provides for 30 monthly redemption payments of $50,000 each over a three year period (10 payments each year in 2004, 2005 and 2006) to fully redeem the preferred stock. Each $50,000 payment and redemption of 333 (or 334) shares reduces the fully accreted $10 million face value of the redeemable preferred stock by $333,000 (or $334,000). If shares are not redeemed under the provision of this agreement, the redemption price remains at $1,000 per share. The significant cash commitments table above assumes that payments are made over the next three years and that the redeemable preferred stock is retired for $1.5 million.

Seasonality

      Our operating results vary significantly from quarter to quarter due to, among other things, the purchasing schedules of our key customers. Our sales and profits historically have been higher in the first half of the calendar year due to our largest customers’ preparation in the first two quarters for increased demand during the warmer months of the year.

Critical Accounting Policies

      In the preparation of the financial statements in accordance with generally accepted accounting principles, management must often make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Some of these estimates and assumptions can be subjective and complex, and consequently, actual results could differ from those estimates. Such estimates and assumptions affect the Company’s most critical accounting policies: the allowance for doubtful accounts, inventory valuation and the recoverability of deferred tax assets.

Allowance for Doubtful Accounts

      The Company provides for an allowance for doubtful accounts based on expected collectability of trade receivables. The allowance for doubtful accounts is determined based on the Company’s analysis of customer credit-worthiness, historical loss experience and general economic conditions and trends.

Inventories

      Inventories are valued at the lower of cost or market. The Company evaluates its inventories for excess or slow moving items based on sales order activity and expected market changes. If circumstances indicate the cost of inventories exceed their recoverable value, inventory is adjusted to its net realizable value.

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

      The FASB also recently issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“Statement 150”), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. FASB Staff Position Financial Accounting Standard 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interest under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, defers the effective date of Statement 150 for certain mandatorily redeemable noncontrolling interests of all entities. The Company adopted SFAS No. 150 as of July 1, 2003 and that adoption has had the following classification impact on the Company’s Condensed Consolidated Financial Statements:

(i) related to the Condensed Consolidated Balance Sheet as of December 31, 2003, the redeemable preferred stock, previously reported as temporary equity is classified as a current liability.

(ii) related to the Condensed Consolidated Statements of Operations, the expense reported in previous periods as “accretion of discount on preferred shares” is classified as “interest on redeemable preferred stock” from July 1, 2003 to December 31, 2003.

      On December 23, 2003, the Company entered into a stock redemption agreement for the redeemable preferred stock. See note 11 related to the terms of the redemption agreement

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      The Company uses variable-rate debt to finance its operations. The debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management sometime enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk, the last of which expired June 30, 2003. These swaps changed the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, the Company received variable interest rate payments and made fixed interest rate payments, thereby creating the equivalent of fixed rate debt during the first six months of 2003. The Company recorded other income (expense) of $(671,000), $418,000 and $337,000 for its interest rate swap contracts for the years ended December 31, 2001, 2002 and 2003 respectively.

Item 8.	Financial Statements and Supplementary Data

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Morton Industrial Group, Inc.:

      We have audited the accompanying consolidated balance sheets of Morton Industrial Group, Inc. and Subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Morton Industrial Group, Inc. and Subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in note 6 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets.

/s/ KPMG LLP

Indianapolis, Indiana
March 19, 2004, except as to note 20
     which is as of March 29, 2004

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2003

	December 31,

	2002	2003

	(Dollars in thousands)
ASSETS
Current assets:
Trade accounts receivable, less allowance for doubtful accounts of $202 in 2003 and $84 in 2002	$5,251	$7,253
Note receivable	—	100
Inventories	14,322	13,863
Prepaid expenses and other current assets	1,179	1,087
Deferred income taxes	400	1,600
Assets held for sale	8,990	—

Total current assets	30,142	23,903

Property, plant, and equipment, net	23,364	22,432
Note receivable	—	1,183
Intangible assets, at cost, less accumulated amortization	1,336	1,100
Deferred income taxes	1,351	—
Other assets	660	204

	$56,853	$48,822

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Outstanding checks in excess of bank balance	$1,289	$943
Current installments of long-term debt	5,331	6,210
Accounts payable	14,731	17,343
Accrued expenses	4,831	5,450
Income taxes payable	—	275
Liabilities held for sale	6,254	—
Redeemable preferred stock	—	500

Total current liabilities	32,436	30,721
Long-term debt, excluding current installments	39,771	32,331
Other liabilities	262	118
Redeemable preferred stock	—	9,250

Total liabilities	72,469	72,420

Redeemable preferred stock	8,608	—

Stockholders’ equity (deficit):
Class A common stock	45	46
Class B common stock	2	1
Additional paid-in capital	20,895	20,895
Retained deficit	(45,166)	(44,540)

Total stockholders’ equity (deficit)	(24,224)	(23,598)

	$56,853	$48,822

See accompanying notes to consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2001, 2002 and 2003

	December 31,

	2001	2002	2003

	(Dollars in thousands,
	except per share data)
Net sales	$127,103	$116,567	$131,431
Cost of sales	111,358	101,522	113,318

Gross profit	15,745	15,045	18,113

Operating expenses:
Selling expenses	2,809	2,723	2,948
Administrative expenses	10,322	9,447	10,414
Restructuring charges	1,323	—	—

Total operating expenses	14,454	12,170	13,362

Operating income	1,291	2,875	4,751

Other income (expense):
Interest expense	(6,706)	(4,228)	(3,084)
Interest on redeemable preferred stock	—	—	(427)
Other	(610)	365	442

Total other expense	(7,316)	(3,863)	(3,069)

Earnings (loss) before income taxes, discontinued operations and cumulative effect of accounting change	(6,025)	(988)	1,682
Income taxes	1,242	(288)	426

Earnings (loss) before discontinued operations and cumulative effect of accounting change	(7,267)	(700)	1,256

Discontinued operations:
Net earnings (loss) from operations of discontinued plastics operations	(8,596)	8,947	140
Income taxes	858	2,157	55

	(9,454)	6,790	85

Earnings (loss) before cumulative effect of accounting change	(16,721)	6,090	1,341
Cumulative effect of change in accounting principle, net of tax of $0	—	(8,118)	—

Net earnings (loss)	(16,721)	(2,028)	1,341
Accretion of discount on preferred shares	(1,066)	(1,265)	(715)

Net earnings (loss) available to common shareholders	$(17,787)	$(3,293)	$626

Earnings (loss) available to common shareholders per common share — basic:
Earnings (loss) from continuing operations	$(1.81)	$(0.42)	$0.12
Earnings (loss) from discontinued operations	(2.06)	1.46	0.02

Earnings (loss) available to common shareholders before cumulative effect of a change in accounting principle	(3.87)	1.04	0.14
Cumulative effect of a change in accounting principle	—	(1.75)	—

Net earnings (loss) available to common shareholders	$(3.87)	$(0.71)	$0.14

Earnings (loss) available to common shareholders per common share — diluted:
Earnings (loss) from continuing operations	$(1.81)	$(0.42)	$0.11
Earnings (loss) from discontinued operations	(2.06)	1.46	0.02

Earnings (loss) available to common shareholders before cumulative effect of a change in accounting principle	(3.87)	1.04	0.13
Cumulative effect of a change in accounting principle	—	(1.75)	—

Net earnings (loss) available to common shareholders	$(3.87)	$(0.71)	$0.13

See accompanying notes to consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

Years Ended December 31, 2001, 2002 and 2003

	Class A		Class B
	Common Stock		Common Stock		Additional	Retained
					Paid-in	Earnings
	Shares Issued	Amount	Shares Issued	Amount	Capital	(Deficit)	Total

	(Dollars in thousands)
Balance, December 31, 2000	4,400,850	$44	200,000	$2	$20,883	$(24,086)	$(3,157)
Net earnings (loss)	—	—	—	—	—	(16,721)	(16,721)
Accretion of discount on preferred shares	—	—	—	—	—	(1,066)	(1,066)

Balance, December 31, 2001	4,400,850	$44	200,000	$2	$20,883	$(41,873)	$(20,944)
Net earnings (loss)	—	—	—	—	—	(2,028)	(2,028)
Stock options exercised	59,697	1	—	—	12	—	13
Accretion of discount on preferred shares	—	—	—	—	—	(1,265)	(1,265)

Balance, December 31, 2002	4,460,547	$45	200,000	$2	$20,895	$(45,166)	$(24,224)
Net earnings	—	—	—	—	—	1,341	1,341
Accretion of discount on preferred shares	—	—	—	—	—	(715)	(715)
Conversion of shares of Class B common stock into shares of Class A common stock	100,000	1	(100,000)	(1)	—	—	—

Balance, December 31, 2003	4,560,547	$46	100,000	$1	$20,895	$(44,540)	$(23,598)

See accompanying notes to consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2001, 2002 and 2003

	December 31,

	2001	2002	2003

	(Dollars in thousands)
Cash flows from operating activities:
Net earnings (loss)	$(16,721)	$(2,028)	$1,341
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization of plant and equipment	8,672	8,075	4,855
Other amortization	1,338	1,345	1,266
Asset impairment	803	—	—
Payments on restructuring charge	—	(375)	—
Cumulative effect of change in accounting principle	—	8,118	—
Increase (decrease) in allowance for doubtful accounts	(943)	(78)	118
Decrease in deferred income taxes	2,100	3,197	151
Gain on sale of property and equipment	—	(8)	(12)
Gain on sale of businesses	—	(17,784)	(8)
Unrealized loss (gain) on derivative instruments	671	(418)	—
Changes in current assets and liabilities, excluding effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable	10,152	3,555	(1,923)
Increase in accrued interest receivable	—	—	(87)
Decrease (increase) in inventories	7,528	(162)	583
Decrease (increase) in prepaid expenses	(329)	(220)	62
Decrease (increase) in other assets	(825)	19	456
Increase in income taxes payable	—	—	275
Increase (decrease) in accounts payable	(881)	1,976	2,856
Increase in accrued expenses and other	881	2,166	327

Net cash provided by operating activities	12,446	7,378	10,260

Cash flows from investing activities:
Capital expenditures	(4,357)	(4,023)	(4,119)
Proceeds from sale of property and equipment	—	538	67
Proceeds from sale of businesses	—	—	4,800
Payment received on note receivable for sale of business	—	—	99

Net cash provided by (used in) investing activities	(4,357)	(3,485)	847

Cash flows from financing activities:
Increase (decrease) in checks issued in excess of bank balance	1,253	(1,869)	(346)
Net repayments of line of credit	(3,710)	(485)	(5,350)
Proceeds from issuance of long-term debt	—	4,907	—
Principal payments on long-term debt and capital leases	(5,509)	(5,597)	(4,961)
Proceeds from issuance of common stock	—	13	—
Debt issuance cost	(123)	(862)	(450)

Net cash used in financing activities	(8,089)	(3,893)	(11,107)

Net increase (decrease) in cash	—	—	—
Cash at beginning of period	—	—	—

Cash at end of period	$—	$—	$—

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$9,653	$5,511	$3,296
Income taxes	24	26	48

See accompanying notes to consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001, 2002 and 2003
(Dollars in thousands, except per share data)

(1)	Description of Business and Summary of Significant Accounting Policies

(a)	Description of Business

      Morton Industrial Group, Inc. and subsidiaries is a contract manufacturer and supplier of high-quality fabricated sheet metal and plastic components and subassemblies for construction, agricultural, industrial and recreational equipment manufacturers located primarily in the Midwestern and Southeastern United States. Sales for the year ended December 31, 2003, were approximately as follows: construction — 65%, agricultural — 13%, industrial — 20% and recreational — 2%. The Company’s raw materials are readily available, and the Company is not dependent on a single supplier or only a few suppliers.

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

      Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on customer credit-worthiness, historical write-off experience and general economic conditions and trends. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(g)	Goodwill and Other Intangible Assets

      Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

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

      The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and disclosure, an amendment of SFAS No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123, as amended.

      The per share weighted-average fair value of stock options granted during 2001, 2002 and 2003 was $1.67, $0.29 and $0.15 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0%, risk-free interest rate of 6%, volatility of 91%, and an expected life of 10 years.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	2001	2002	2003

Net earnings (loss) available to common shareholders:
As reported	$(17,787)	$(3,293)	$626
Total stock-based employee compensation expense determined under fair value based method for all awards	(40)	(216)	(112)

Pro forma	$(17,827)	$(3,509)	$514

Basic earnings (loss) available to common shareholders per share:
As reported	$(3.87)	$(0.71)	$0.14
Pro forma	(3.87)	(0.76)	0.11
Diluted earnings (loss) available to common shareholders per share:
As reported	(3.87)	(0.71)	0.13
Pro forma	(3.87)	(0.76)	0.10

(j)	Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

      The Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company’s financial statements.

      In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet.

      Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

(k)	Revenue Recognition

      Generally, revenue from sales is recognized when the goods are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. In certain cases, at the customer’s written

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

request, the Company enters into bill and hold transactions whereby title transfers to the customer, but the product does not ship until a specified later date. The Company recognizes revenues associated with the bill and hold arrangements when the product is complete, ready to ship, and hold criteria have been met.

(l)	Interest Rate Swaps

      As required by one of its financing arrangements, the Company entered into interest rate swap agreements to limit the effect of increases in the interest rates on certain floating rate debt. The difference between the floating rate on the Company’s debt and the rate on the swap agreements is accrued as interest rates change and is recorded in interest expense. During 1998, the Company entered into two swap agreements, expiring May 31, 2003 to June 30, 2003, with an initial aggregate notional amount of $27,500. The effect of these agreements was to limit the LIBOR interest rate component to 5.87% on half of the Company’s $27,930 term loans under the applicable financing arrangement. As a result of these swap agreements, interest expense was increased by $291, $709 and $337 in 2001, 2002 and 2003, respectively.

(m)	Fair Value of Financial Instruments

      The Company believes the recorded value of cash, accounts receivable, notes receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of these financial instruments. The Company believes the recorded value of notes payable and long-term debt approximates fair value because their respective interest rates fluctuate with market rates or approximate current market rates.

      Interest rate swaps are stated at fair value, which is the estimated amount that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties. At December 31, 2002, the Company estimates it would have paid $337 to terminate the agreements. The agreements terminated June 30, 2003.

(n)	Earnings (Loss) Per Share

      Earnings (loss) per share is computed under the provisions of SFAS No. 128, Earnings Per Share. Amounts reported as earnings (loss) per share reflect the earnings available to common stockholders for the year divided by the weighted average number of Class A and Class B common shares outstanding during the year.

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

      The FASB also recently issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“Statement 150”), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. FASB Staff Position Financial Accounting Standard 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interest under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, defers the effective date of SFAS 150 for certain mandatorily redeemable noncontrolling interests of

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

all entities. The Company adopted SFAS No. 150 as of July 1, 2003, and that adoption has had the following classification impact on the Company’s Condensed Consolidated Financial Statements:

(i) related to the Condensed Consolidated Balance Sheet as of December 31, 2003, the redeemable preferred stock, previously reported as temporary equity, is classified as a liability.

(ii) related to the Condensed Consolidated Statements of Operations, the expense reported in previous periods as “accretion of discount on preferred shares” is classified as “interest on redeemable preferred stock” from July 1, 2003 to December 31, 2003.

      On December 23, 2003, the Company entered into a stock redemption agreement for the redeemable preferred stock. See note 11 related to the terms of the redemption agreement.

(p)	Reclassifications

      Certain amounts in the 2002 financial statements have been reclassified to conform with the 2003 presentation.

(2)	Discontinued Operations

      The financial results from discontinued operations are so classified as a result of two significant events during 2002: (i) the bankruptcy and subsequent sale of the assets of Morton Custom Plastics, LLC, and (ii) the Board of Directors’ decision to divest the only other remaining plastics operations facility in the Company, Mid-Central Plastics, Inc. (Mid-Central).

      On November 1, 2002, Morton Custom Plastics LLC (MCP, LLC), Morton Holdings, LLC (Holdings) and Morton Lebanon Kentucky IBRB, LLC (Kentucky) filed as debtors-in-possession under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Before filing, MCP, LLC and Kentucky had negotiated the terms of an agreement for sale of substantially all of their assets to Wilbert, Inc., pursuant to an Asset Purchase Agreement. Under the agreement, Wilbert, Inc. also agreed to assume the liabilities of MCP, LLC and Kentucky under certain of their contracts and leases. Based on its filing under Chapter 11, the Company did not include Morton Custom Plastics, LLC’s results in its consolidated financial statements subsequent to November 1, 2002.

      The sale of MCP’s, Holding’s and Kentucky’s assets was completed on December 24, 2002, in accordance with Section 363 of the United States Bankruptcy Code. The proceeds from the sale were used to retire a portion of the then-existing debt and pay expenses of the sale. The registrant received no proceeds from the sale.

      At December 31, 2002, the assets of Mid-Central were reduced to their estimated fair value less costs to sell, resulting in an impairment charge of $325 for the year ended December 31, 2002. The assets and liabilities of Mid-Central were classified in the December 31, 2002 balance sheet as “assets held for sale” and “liabilities held for sale”, respectively.

      The Company sold its “assets held for sale” and the “liabilities held for sale” on June 20, 2003. The terms of the transaction were substantially the same as those anticipated as of December 31, 2002. The sales price, subsequent to a working capital adjustment, was $6,100, with $4,800 received in cash at closing plus notes receivable from the buyer of $99, $97 and $1,100.

      The notes receivable of $99 and $97 were both collected prior to January 31, 2004. The note receivable of $1,100 is due June 20, 2006 and bears interest at 15% per annum. Interest for the period of June 20, 2003 through June 20, 2004 shall be 15% payment-in-kind, with interest payable in cash on June 20, 2005, and at the date of maturity, June 20, 2006.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The remaining note receivable, due from the buyer, is subordinate to required payments due by the buyer to its senior secured lender. Payments received by the Company are assigned to the Harris Bank syndicate, the Company’s senior secured lender.

      Summary financial data of the discontinued operations is presented below:

	2001	2002	2003

Operating revenue	$110,050	$78,737	$9,124
Operating expense	116,024	85,469	8,819

Operating income (loss)	(5,974)	(6,732)	305
Interest expense	(2,622)	(2,105)	(165)

Income (loss) from operations of discontinued operations	(8,596)	(8,837)	140
Gain on disposal of MCP, LLC	—	17,784	—
Income taxes	(858)	(2,157)	(55)

Net income (loss) from discontinued operations	$(9,454)	$6,790	$85

      Amounts held for sale of Mid-Central Plastics, Inc. as of December 31, 2002 consisted of the following:

Accounts receivable, net of allowance of $134	$1,423
Inventories	2,241
Other current assets	427
Property, plant and equipment, net	4,899

Assets held for sale	$8,990

Current liabilities	$2,504
Estimated debt required to be repaid upon sale	3,750

Liabilities held for sale	$6,254

(3)	Restructuring Charge

      In connection with a restructuring plan adopted in October of 2001, the Company recorded a $1,323 restructuring charge associated with the restructuring and consolidation of certain of its Illinois plants. The restructuring included $520 for costs associated with certain leased facilities which will no longer be used and an $803 impairment charge for the abandonment of certain leasehold improvements and impairment of certain assets under the provisions of SFAS 121. As of December 31, 2002 a restructuring reserve of $145 is included in accrued expenses relating to facility lease payments, utilities, insurance and taxes expected to be incurred through the lease termination date. No restructuring reserve remains as of December 31, 2003.

(4)	Inventories

      A summary of inventories follows:

	December 31

	2002	2003

Finished goods	$4,590	$5,427
Work in process	6,087	3,521
Raw materials	3,645	4,915

	$14,322	$13,863

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Property, Plant, and Equipment

      A summary of property, plant, and equipment, including assets held under capital leases as described in note 9, is as follows:

		December 31
	Depreciable
	Lives	2002	2003

	(In years)
Land and land improvements	15	$1,608	$1,757
Buildings and leasehold improvements	15 - 39	8,604	8,577
Machinery and vehicles	5 - 12	26,134	27,008
Tooling	3	9,648	11,068
Office equipment	5 - 10	5,052	5,724
Construction in progress	—	517	462

		51,563	54,596
Less accumulated depreciation		28,199	32,164

Property, plant, and equipment, net		$23,364	$22,432

(6)	Intangible Assets

      A summary of intangible assets is as follows:

	December 31

	2002	2003

Goodwill	$1,587	$1,587
Covenants not to compete	2,186	2,186
Debt issuance costs	1,758	2,358
Other	435	435

	5,966	6,566
Less accumulated amortization	4,630	5,466

Net intangible assets	$1,336	$1,100

      For amortizable intangible assets, the total intangible amortization expense for the years ended December 31, 2001, 2002 and 2003 was $462, $793 and $836, respectively. The estimated amortization expense for each of the next five years ending December 31 is as follows:

Year ending:
2004	$378
2005	153
2006	60
2007	19
2008	19

      The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, and recorded a non-cash transition charge of $8,118, or a $1.75 loss per share, for impairment of goodwill during the year ended December 31, 2002. The Company determined the goodwill recorded at January 1, 2002 was primarily associated with indefinite-lived intangible assets resulting from the acquisitions of certain plastics facilities.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The impact of goodwill amortization on net earnings available to common shareholders in prior years is presented below:

2001

Year ended December 31:
Net loss available to common shareholders	$(17,787)
Add back: goodwill amortization	389

Adjusted net earnings (loss) available to common shareholders	$(17,398)

Basic and diluted earnings per common share:
Net loss available to common shareholders	$(3.87)
Goodwill amortization	0.09

Adjusted net earnings (loss) available to common shareholders	$(3.78)

(7)	Derivative Instruments and Hedging Activities

      The Company uses variable-rate debt to finance its operations. The debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management entered into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk, the last of which expired June 30, 2003. These swaps changed the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, the Company received variable interest rate payments and made fixed interest rate payments, thereby creating the equivalent of fixed rate debt.

      The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and No. 138 on January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company used derivative financial instruments (interest rate swaps) to mitigate its interest rate risk on a related financial instrument. SFAS 133 requires that changes in the fair value of derivatives that qualify as a cash flow hedge be recognized in other comprehensive income while the ineffective portion of the derivative’s change in fair value be recognized immediately in earnings. SFAS 133 requires that unrealized gains and losses on that portion of derivatives not qualifying for hedge accounting be recognized currently in earnings. The Company recorded other income (expense) of $(671), $418 and $337 for its interest rate swap contracts for the years ended December 31, 2001, 2002 and 2003 respectively, as they did not qualify for hedge accounting.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Long-term Debt

      A summary of long-term debt follows:

	December 31

	2002	2003

Revolving credit facility with the Harris syndicate	$18,600	$13,250
Note payable to the Harris syndicate, with variable rate interest (5.75% as of December 31, 2002 and 2003)	27,756	23,253
Subordinated note payable with interest payable at 7.0%, discounted $393 to yield 10.0%, due in quarterly payments with the balance due April 8, 2008	2,134	1,734
Note payable, electric cooperative, non-interest bearing, due in monthly payments with the balance due November 1, 2006	166	130
Capital lease obligations	160	113
Notes payable, miscellaneous	36	61

	48,852	38,541
Less current installments	5,331	6,210
Less amount included in liabilities held for sale	3,750	—

	$39,771	$32,331

      In May 1998, the Company entered into both a revolving credit facility and a term loan agreement with a syndicate of banks led by Harris Trust and Savings Bank (“the Harris syndicate”).

      The financing arrangements with the Harris syndicate, as subsequently amended, are described as of December 31, 2002 and 2003 in the following paragraphs:

      In February 2002, the Company entered into a new secured revolving credit facility with the Harris syndicate. The revolving credit agreement permits the Company to borrow up to a maximum of $21,000. The agreement requires payment of a quarterly commitment fee of .50% per annum of the average daily unused portion of the revolving credit facility. Interest is due monthly and is based upon the bank prime rate plus 1.5% (effective rate of 5.75% at December 31, 2002 and December 31, 2003). The Company, alternatively, could select a LIBOR plus 4.0% interest rate. The amount available under the revolving credit facility is limited to 85% of qualified accounts receivable, 50% of eligible inventory, plus $2,500 of other assets. The revolving credit agreement was originally set to mature on July 1, 2003. As described below, that date has been extended to April 1, 2005. At December 31, 2002 and 2003, the Company had $18,600 and $13,250 outstanding and $262 and $1,211 available under this credit facility.

      In February 2002, the Company also entered into a secured term loan arrangement with the Harris syndicate for a term loan of $32,965. The new Harris syndicate term loan arrangement replaced existing term loans and did not provide additional availability. The term loan under this financing arrangement is amortized monthly with principal payments ranging from $235 to $500 and the balance of $24,930 due originally on July 1, 2003 (now extended to April 1, 2005). Interest is due monthly and is based upon the bank prime rate plus 1.5% (effective rate of 5.75% at December 31, 2002 and December 31, 2003). The Company, alternatively, could select a LIBOR plus 4.0% interest rate. The agreement is secured by a first lien on all of the Company’s accounts receivable, inventory, equipment and various other assets, other than the assets of Morton Custom Plastics, LLC.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The February, 2002 Harris syndicate agreement was amended during 2003 as follows:

•	maturity date of the revolving credit facility and remaining balance of the term loan extended to April 1, 2005

•	a reduction in the revolving credit commitment to $18,800 (from a previous level of $21,000)

•	effective February 28, 2003, increasing the limit of eligible inventory under the revolving credit facility to 60%

•	a change in the definition of “other asset value” in the borrowing base to $2,212 (from previous levels of $2,500 and $3,500)

•	establishing principal payment installments of $500 per month for the months ending April, 2004 through March, 2005

•	providing consent to the sale of Mid-Central Plastics Inc.

•	providing consent to enter into a settlement regarding the redeemable preferred stock held by Worthington Industries, Inc.

•	increasing the limitation for capital expenditures for 2003

      These debt agreements contain restrictions on capital expenditures, incurring additional debt or liens, making investments, mergers and acquisitions, selling assets or making payments such as dividends or stock repurchases, as well as containing various financial covenants.

      Under the most restrictive covenant in any agreement, no amount was available for payment of dividends at December 31, 2002 and 2003.

      The aggregate amounts of contractual long-term debt maturities and principal payments (based upon the amended credit facilities described above) for each of the five years subsequent to December 31, 2003 and thereafter are as follows:

Year ending:

2004	$6,210
2005	31,233
2006	448
2007	411
2008	239
Thereafter	—

$38,541

      On September 20, 2000, the Company issued warrants to a lender, in connection with an amendment to the credit agreement, to purchase 238,548 shares of its Class A common stock. The 238,548 warrants issued are exercisable at any time through December 31, 2006, at an exercise price of $.01 per share. The warrants were valued at $863 and were recorded as a discount on the related term loans in the year ended December 31, 2000.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Leases

      The Company is obligated under various capital leases for certain machinery. At December 31 the gross amount of equipment and related amortization recorded under capital leases was as follows:

	2002	2003

Machinery	$228	$228
Less accumulated amortization	68	115

	$160	$113

      Assets under capital leases are included in property, plant, and equipment and amortization of assets held under capital leases is included in depreciation expense.

      The present value of future minimum capital lease payments at December 31, 2003 was as follows:

Year ending:
2004	$58
2005	48
2006	18

Total minimum lease payments	124
Less amount representing interest (from 7.1% to 7.9%)	11

Present value of net minimum capital lease payments	$113

      The Company also has operating leases for several of its plants, certain warehouse space, and manufacturing and computer equipment. Rental expense for operating leases was $7,901, $6,317, and $6,516 for the years ended December 31, 2001, 2002, and 2003, respectively.

      Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2003 are:

Year ending December 31:
2004	$6,007
2005	4,957
2006	3,169
2007	2,489
2008	882
Thereafter	—

Total minimum lease payments	$17,504

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Income Taxes

      Total income tax expense (benefit) for the periods presented was allocated as follows:

	December 31

	2001	2002	2003

Earnings loss before discontinued operations and cumulative effect of accounting change	$1,242	$(288)	$426
Discontinued operations	858	2,157	55

	$2,100	$1,869	$481

      Income tax expense (benefit) from continuing operations consists of the following:

	Current	Deferred	Total

Year ended December 31, 2001:
Federal	$—	$1,082	$1,082
State	—	160	160

	$—	$1,242	$1,242

Year ended December 31, 2002:
Federal	$(288)	$—	$(288)
State	—	—	—

	$(288)	$—	$(288)

Year ended December 31, 2003:
Federal	$80	$151	$231
State	195	—	195

	$275	$151	$426

      Total income tax expense (benefit) attributable to earnings before discontinued operations and cumulative effect of accounting change differed from the amounts computed by applying the U.S. Federal corporate income tax rate of 34% for all periods to earnings (loss) before income taxes as a result of the following:

	December 31

	2001	2002	2003

Computed “expected” tax expense (benefit)	$(2,049)	$(336)	$572
State income tax expense, net of Federal income tax benefit	106	—	129
Non-deductible interest on redeemable preferred stock	—	—	146
Amortization of non-deductible goodwill	149	—	—
Officer’s life insurance	20	20	20
Increase (decrease) in valuation allowance allocated to continuing operations	3,096	(42)	(719)
Other, net	(80)	70	278

	$1,242	$(288)	$426

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2003, are presented below:

	December 31

	2002	2003

Deferred tax assets attributable to:
Net operating loss and credit carryforwards	$25,261	$23,971
Accrued vacation pay	286	314
Reserves and other	904	853

Total gross deferred tax assets	26,451	25,138
Less valuation allowance	(21,203)	(20,484)

Net deferred tax assets	5,248	4,654

Deferred tax liabilities attributable to:
Plant and equipment, principally due to differences in depreciation	(3,345)	(2,926)
Excess of tax over book amortization of organization costs	(49)	(41)
Debt discount	(103)	(87)

Total deferred tax liabilities	(3,497)	(3,054)

Net deferred tax asset	$1,751	$1,600

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $4,700 prior to the expiration of the net operating loss carryforwards in 2021. Management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2003 based upon anticipated profitability over the period of years that the temporary differences are expected to become tax deductions. Management believes that sufficient book and taxable income will be generated to realize the benefit of these tax assets. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

      At December 31, 2003, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $66,000 which are available to offset future federal taxable income, if any, through 2022.

(11)	Redeemable Preferred Stock

      Pursuant to a 1999 agreement to purchase certain assets of Worthington Custom Plastics, Inc. (“Worthington”), the Company issued 10,000 shares of its preferred stock, without par value, to Worthington. The preferred stock was mandatorily redeemable on April 15, 2004 at $1,000 per share. The preferred stock was valued at $4,250 at the time of the acquisition and the discount is being accreted over a five-year period using the effective yield method. See also note 2 related to the 2002 sale of assets acquired from Worthington Custom Plastics, Inc and note 19 related to litigation regarding Worthington Industries, Inc.

      The Company and Worthington have entered into a stock redemption agreement, dated December 23, 2003, that provides for 30 monthly redemption payments of $50 each over a three year period (10 payments

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

each year in 2004, 2005 and 2006) to fully redeem the preferred stock. Each payment will redeem 333 (or 334) shares of the 10,000 shares outstanding and will result in a gain on redemption of $283. If shares are not redeemed under the provisions of this agreement, the redemption price remains at $1,000 per share. As part of this agreement, all litigation between the Company and Worthington is settled and dismissed.

(12)	Stockholders’ Equity

      The Company’s capital stock consists of Class A and Class B common stock. The Class A and Class B shares have the same rights and preferences, except that the Class B shares guarantee the holders certain special voting rights. The holders of the Class B common stock are ensured that the total votes available to be cast by the holders, when combined with Class A common stock held, will be at least 24% of the votes available to be cast by all holders of common stock.

      The Board of Directors is also authorized to issue one or more series of preferred stock, with the number of shares, dividend rate, voting rights, redemption features and other rights to be determined by the Board of Directors.

(13)	Stock Option Plans

      In 1998, the Company adopted a stock option plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 1,166,896 shares of authorized but unissued Class A common stock. Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. All stock options under the Plan have ten-year terms and vest and become fully exercisable after three years from the date of grant. At December 31, 2002 and 2003, there were 8,100 and 327,561 additional shares available for grant under the Plan.

      The Company had a predecessor stock option plan under which key officers and employees were granted options at prices equal to fair market value of the stock on the date of grant. At December 31, 2002 and 2003, there were 9,259 and no options outstanding under the prior plan, respectively.

      Stock option activity during the periods indicated is as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at December 31, 2000	1,096,517	$13.904
Issued	139,150	1.875
Exercised	—	—
Forfeited	(139,600)	(8.447)

Outstanding at December 31, 2001	1,096,067	13.072
Issued	131,500	0.325
Exercised	(59,697)	(0.216)
Forfeited	—	—

Outstanding at December 31, 2002	1,167,870	12.290
Issued	712,500	0.166
Exercised	—	—
Forfeited	(1,041,220)	(13.675)

Outstanding at December 31, 2003	839,150	$0.286

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is summary information about the Company’s stock options outstanding at December 31, 2003:

			Number of
Number of	Exercise		Shares
Shares	Price	Expiration Date	Exercisable

51,650	$1.875	February 2011	34,433
75,000	0.325	June 2012	25,000
600,000	0.150	February 2013	—
30,000	0.250	April 2013	30,000
72,500	0.250	August 2013	72,500
10,000	0.300	November 2013	—

839,150			161,933

(14)	Concentration of Sales

      Sales to customers in excess of 10% of total net sales for the years ended December 31, 2001, 2002, and 2003 are as follows:

	Customer A	Customer B

Years ended:
December 31, 2001	40%	51%
December 31, 2002	37%	50%
December 31, 2003	38%	50%

      Trade accounts receivable with these customers totaled $4,130 and $4,302 at December 31, 2002 and 2003, respectively.

(15)	Employee Participation Plan

      The Company’s Employee Participation Plan allows substantially all employees to defer up to 15 percent of their income through payroll deduction of pre-tax contributions under section 401(k) of the Internal Revenue Code. The Company matches 25 percent of the first 6 percent of pre-tax income contributed by each employee. Employees may also make contributions of after-tax income. Additionally, the Company may make discretionary contributions to the plan for the benefit of participating employees. Certain of the acquired subsidiaries also had defined contribution plans which allow for employee pre-tax contributions and employer matching and discretionary contributions. The expense charged to operations related to defined contribution plans was $240, $239 and $230 for the years ended December 31, 2001, 2002 and 2003, respectively.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)	Earnings (Loss) Per Share

      The following reflects the reconciliation of the numerators and denominators of the income (loss) available to common shareholders per share and net income (loss) available to common shareholders per share assuming dilution computations:

	2001	2002	2003

Numerator:
Earnings (loss) from continuing operations	$(8,333)	$(1,965)	$541
Earnings (loss) from discontinued operations	(9,454)	6,790	85

Earnings (loss) before cumulative effect of change in accounting principle	(17,787)	4,825	626
Cumulative effect of change in accounting principle	—	(8,118)	—

Net Earnings (loss) available to common shareholders	$(17,787)	$(3,293)	$626

Denominator:
Weighted average shares outstanding — basic	4,600,850	4,638,467	4,660,547
Dilutive potential common shares — stock options	—	—	430,300

Weighted average shares outstanding — diluted	4,600,850	4,638,467	5,090,847

Basic earnings per share:
Earnings (loss) from continuing operations	$(1.81)	$(0.42)	$0.12
Earnings (loss) from discontinued operations	(2.06)	1.46	0.02

Earnings (loss) before cumulative effect of change in accounting principle	(3.87)	1.04	0.14
Cumulative effect of change in accounting principle	—	(1.75)	—

Net Earnings (loss) available to common shareholders	$(3.87)	$(0.71)	$0.14

Diluted earnings per share:
Earnings (loss) from continuing operations	$(1.81)	$(0.42)	$0.11
Earnings (loss) from discontinued operations	(2.06)	1.46	0.02

Earnings (loss) before cumulative effect of change in accounting principle	(3.87)	1.04	0.13
Cumulative effect of change in accounting principle	—	(1.75)	—

Net Earnings (loss) available to common shareholders	$(3.87)	$(0.71)	$0.13

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

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(17)	Segment Reporting

      Subsequent to the previously reported sales of Morton Custom Plastics, LLC and Mid-Central Plastics, Inc., the Company has only one remaining segment — the contract metal fabrication segment.

(18)	Selected Quarterly Financial Data (Unaudited)

      Selected quarterly financial information for the years ended December 31, 2003 and 2002 is as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total Year

	(In thousands, except per share data)
2003:
Sales	$32,380	$34,398	$31,452	$33,201	$131,431
Gross margin	4,591	5,010	4,063	4,449	18,113
Operating income	1,283	1,698	886	884	4,751
Earnings before discontinued operations and cumulative effect of accounting change	316	573	106	261	1,256
Net earnings (loss) from discontinued operations	135	(50)	—	—	85
Net earnings available to common shareholders	119	140	106	261	626
Earnings per share of common stock — basic:
From continuing operations	0.00	0.04	0.02	0.06	0.12
From discontinued operations	0.03	(0.01)	—	—	0.02
Total	0.03	0.03	0.02	0.06	0.14
Earnings per share of common stock — diluted:
From continuing operations	0.00	0.03	0.02	0.06	0.11
From discontinued operations	0.03	(0.01)	—	—	0.02
Total	0.03	0.02	0.02	0.06	0.13
2002:
Sales	$29,177	$32,241	$28,981	$26,168	$116,567
Gross margin	4,117	4,850	3,385	2,693	15,045
Operating income (loss)	1,160	1,402	647	(334)	2,875
Earnings (loss) before discontinued operations and cumulative effect of accounting change	184	(473)	(321)	(90)	(700)
Net earnings (loss) from discontinued operations	(526)	(2,770)	(4,326)	14,412	6,790
Cumulative effect of change in accounting principle	(8,118)	—	—	—	(8,118)
Net earnings (loss) available to common shareholders	(8,739)	(3,566)	(4,978)	13,990	(3,293)
Earnings per share of common stock — basic and diluted:
From continuing operations	(0.02)	(0.17)	(0.14)	(0.09)	(0.42)
From discontinued operations	(0.12)	(0.59)	(0.92)	3.09	1.46
Cumulative effect of change in accounting principle	(1.75)	—	—	—	(1.75)
Total	(1.89)	(0.76)	(1.06)	3.00	(0.71)

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(19)	Litigation

      On May 1, 2000, Worthington Industries, Inc. (Worthington) filed suit (in the United States District Court for the Southern District of Ohio, Eastern Division (“the Court”)) against the Company and Morton Custom Plastics, LLC (“MCP, LLC”) related to MCP, LLC’s 1999 acquisition of the non-automotive plastics business from Worthington. In connection with the stock redemption agreement described in Note 11 above, all litigation between the Company and Worthington was released. An order of dismissal of the Worthington lawsuit against the Company was entered in the Court on January 20, 2004.

      The Company is also involved in routine litigation. Management does not believe any legal proceedings would have a material adverse effect on the Company’s financial condition or results of operations.

(20)	Subsequent Event

      On March 26, 2004, the Company entered into a Second Amended and Restated Credit Agreement with a syndicate of banks led by Harris Trust and Savings Bank, As Agent, and also on March 26, 2004, entered into a Note and Warrant Purchase Agreement with BMO Nesbitt Burns Capital (U.S.) Inc., As Agent. These agreements were effective on March 26, 2004, and provided financing to replace the $13,300 revolving credit facility with the Harris syndicate and the $23,300 term note payable to the Harris syndicate as described in Note 8 above. In connection with this transaction, holders of 238,584 warrants to purchase Class A Common Stock surrendered them to the Company.

      Under the terms of the new agreements, the Company has:

1) A 4-year secured term loan in the amount of $22,000 with variable rate interest; principal payments are due in quarterly installments of $500 beginning June 30, 2004 through March 31, 2005 and due in quarterly installments of $750 beginning June 30, 2005 through December 31, 2007 with the balance of $11,750 due on March 31, 2008. The Company will enter into interest rate protection contracts on at least 50% of the term loan.

2) A secured revolving credit facility with a limit of $18,000, variable rate interest, and with an initial revolving credit balance of $8,700, and with initial availability of $5,400 as of March 26, 2004. The balance is due March 31, 2008. The amount available under the revolving credit facility is limited to 85% of eligible accounts receivable and 60% of eligible inventory. The facility requires a commitment fee of 0.50% per annum on the unused portion of the facility.

At the Company’s option, for both the secured term loan and the revolving credit facility, interest will be at either a bank base rate plus applicable margin, or an adjusted LIBOR plus a LIBOR margin. At inception, the bank rate plus applicable margin is 6.75% and the adjusted LIBOR plus a LIBOR margin is 5.35%.

3) A senior secured subordinated note in the amount of $10,000 bearing cash interest of 12% and PIK interest of 4% with no principal amortization, and the balance due March 26, 2009.

      Related to the senior secured subordinated note, the Company issued 545,467 warrants to purchase shares of its Class A Common Stock at an exercise price of $0.02 per share; these warrants expire March 26, 2014. The warrants may be put to the Company, at the then fair market value, five years from the date of issue, or upon change of control or upon a default on the senior secured subordinated loan.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with these loans, we have granted the lenders a lien on all of the Company’s accounts receivable, inventory, equipment, land and buildings, and various other assets. These agreements contain restrictions on capital expenditures, additional debt or liens, investments, mergers and acquisitions, asset sales and payments such as dividends or stock repurchases. These agreements also impose various financial covenants, including financial performance ratios. Fees associated with the March 26, 2004 transactions, including underwriting and legal fees, were approximately $1,500, paid at closing.

Item 9A.	Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. The Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this Form 10-K, are effective.

      The Company’s management, including its principal executive officer and principal financial officer, does not expect that the Company’s disclosure controls and procedures or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control.

      Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can only be reasonable assurance that any design will succeed in achieving its stated goals under all potential future conditions.

      (b) Changes in internal controls. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

      The information required by this Item 10 about the executive officers and Directors of the Company is incorporated herein by reference to the information set forth under the caption “Election of Directors” in our definitive proxy statement for the 2004 annual meeting of shareholders, which we expect to file with the Securities and Exchange commission not later than one hundred twenty days after December 31, 2003 pursuant to Regulation 14A.

Item 11.	Executive Compensation.

      The information required by this Item 11 is incorporated herein by reference to the information set forth under the caption “Executive Compensation” in our definitive proxy statement for the 2004 annual meeting of shareholders, which we expect to file with the Securities and Exchange commission not later than one hundred twenty days after December 31, 2003 pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

      The information required by this Item 12 is incorporated herein by reference to the information set forth under the caption “Principal Shareholders of the Company” in our definitive proxy statement for the 2004 annual meeting of shareholders, which we expect to file with the Securities and Exchange commission not later than one hundred twenty days after December 31, 2003 pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions.

      The information required by this Item 13 is incorporated herein by reference to the information set forth under the caption “Executive Compensation — Certain Relationships and Related Transactions” in our definitive proxy statement for the 2004 annual meeting of shareholders, which we expect to file with the Securities and Exchange commission not later than one hundred twenty days after December 31, 2003 pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services

      The information required by this Item 14 is incorporated herein by reference to the information set forth under the caption “Ratification of the Selection of Auditors” in our definitive proxy statement for the 2004 annual meeting of shareholders, which we expect to file with the Securities and Exchange commission not later than one hundred twenty days after December 31, 2003 pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) The following documents are filed as a part of this report:

      1. Financial Statements.

      The following financial statements of the Company are included in Item 8:

a. Report of KPMG LLP, Independent Auditors

b. Consolidated Balance Sheets as of December 31, 2002 and 2003

c. Consolidated Statements of Operations for the years ended December 31, 2001, 2002 and 2003

d.	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2001, 2002 and 2003

e. Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2002 and 2003

f. Notes to Consolidated Financial Statements

      2. Financial Statement Schedules

      The following financial statement schedule of the Company is included in Item 8:

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2001, 2002 and 2003

Filed
Exhibit Number and Document Title			Incorporated by Reference to	Herewith

2.1 and 10.1	—	Agreement and Plan of Merger Between MLX Corp. and Morton Metalcraft Holding Co., dated as of October 20, 1997	Annex B to the Definitive Proxy Statement on Schedule 14A filed by MLX Corp. with the Securities and Exchange Commission (“SEC”) on January 6, 1998.
2.2 and 10.2	—	Securities Purchase Agreement Among MLX Corp. and Security Holders of Morton Metalcraft Holding Co., dated as of October 20, 1997	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997

Filed
Exhibit Number and Document Title			Incorporated by Reference to	Herewith

3.1 and 4.1	—	Articles of Incorporation of the registrant as Amended prior to January 20, 1998	MLX Corp. Form 10-Q for the quarter ended June 30, 1993 Exhibit 3 to Morton Industrial Group, Inc.
3.2 and 4.2	—	Articles of Amendment to Articles of Incorporation of the Registrant Effective January 20, 1998	Report on Form 8-K filed with the SEC on February 4, 1998
3.2 and 4.2	—	Bylaws of the Registrant, as Amended	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
4.3 and 10.3	—	Credit Agreement Among the Registrant, Metalcraft Co., Morton Metalcraft Co. of North Carolina and Harris Trust & Savings Bank, individually and as Agent, dated January 20, 1998	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
4.4 and 10.4	—	Security Agreement executed by Morton Industrial Group, Inc., Morton Metalcraft Co., and Morton Metalcraft Co. of North Carolina in favor of Harris Trust & Savings Bank, individually and as Agent, dated January 20, 1998	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
4.5 and 10.5	—	Mortgage and Security Agreement with Assignment of Rents executed by Morton Metalcraft Co. in favor of Harris Trust & Savings Bank, individually and as Agent, dated January 20, 1998	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
4.6 and 10.6	—	Pledge Agreement executed by Registrant in favor of Harris Trust & Savings Bank, individually and as Agent, dated January 20, 1998	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.7	—	Limited Indemnification Agreement dated as of October 20, 1997, among MLX Corp., William D. Morton, and Other Morton Metalcraft Shareholders and Option Holders	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.10	—	Lease between Agracel, Inc., and Morton Metalcraft Co. dated November 6, 1996.	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.11	—	Employment Agreement dated as of January 20, 1998, between the Registrant and William D. Morton	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.12	—	Employment Agreement dated as of January 20, 1998, between the Registrant and Daryl R. Lindemann	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997

Filed
Exhibit Number and Document Title			Incorporated by Reference to	Herewith

10.13	—	MLX Corp. 1997 Stock Option Plan	Appendix C to the Definitive Proxy Statement on Schedule 14A filed by MLX Corp. with the SEC on January 6. 1998.
10.14	—	MLX Corp. 1995 Stock Option Plan	MLX Corp. Definitive Proxy Statement on Schedule 14A for the 1995 Annual Meeting of Stockholders
10.15	—	Master Lease Agreement between Morton Metalcraft Co. and General Electric Capital Corporation dated August 7, 1996	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.16	—	Guaranty of Master Lease Agreement by Morton Metalcraft Holding Co., dated August 7, 1996	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.23	—	Death Benefit Agreement between Morton Metalcraft Co. and William D. Morton	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.24	—	Salary Continuation Agreement between Morton Metalcraft Co. and William D. Morton dated February 26, 1996.	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.26	—	Stock Purchase Agreement among the Company, Joseph T. Buie, Jr., and Ernest J. Butler, dated April 8, 1998.	Exhibit 10.2 to Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on April 14, 1998
10.27	—	Non-negotiable Promissory Note (subordinated) of the Company, Joseph T. Buie, Jr., dated April 8, 1998.	Exhibit 10.3 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on April 14, 1998
10.28	—	Non-negotiable Promissory Note (subordinated) of the Company to Ernest. J. Butler, dated April 8, 1998.	Exhibit 10.4 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on April 14, 1998
10.29	—	Stock Purchase Agreement among the Company and Richard L. Goreham, Delores A. Staples and William B. Goreham, dated April 27, 1998.	Exhibit 10.1 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on June 12, 1998
10.30	—	Credit Agreement dated May 28, 1998 among the Company, Harris Trust and Savings Bank, and the lenders signatory thereto	Exhibit 10.2 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on June 12, 1998
10.32	—	Deed of Trust and Security Agreement with Assignment of Rents executed by B&W Metal Fabricators, Inc.	Exhibit 10.4 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on June 12, 1998

Filed
Exhibit Number and Document Title			Incorporated by Reference to	Herewith

10.33	—	Amended and Restated Security Agreement executed by the Company, Morton Metalcraft Co., Morton Metalcraft Co. of North Carolina, Morton Metalcraft Co. of South Carolina, Carroll George Inc. and B&W Metal Fabricators, Inc. dated May 28, 1998.	Exhibit 10.5 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on June 12, 1998
10.34	—	Amended and Restated Pledge Agreement executed by the Company, Morton Metalcraft Co., Morton Metalcraft Co. of North Carolina, Morton Metalcraft Co. of South Carolina, Carroll George Inc. and B&W Metal Fabricators, Inc. dated May 28, 1998.	Exhibit 10.6 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on June 12, 1998
10.35	—	Amended and Restated Mortgage and Security Agreement with Assignment of Rents executed by Morton Metalcraft Co., dated May 28, 1998.	Exhibit 10.7 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on June 12, 1998
10.35	—	Mortgage and Security Agreement with Assignment of Rents to executed by Mid-Central Plastics, Inc. dated May 28, 1998.	Exhibit 10.8 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on June 12, 1998
10.36	—	First Amendment to Credit Agreement with Harris Trust & Savings Bank	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1998
10.41	—	Amended and Restated Agreement with Harris Trust and Savings Bank, As Agent	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on April 1, 2002
10.42	—	First Amendment to Amended and Restated Agreement with Harris Trust and Savings Bank, As Agent	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on March 31, 2003
10.43	—	Second Amendment to Amended and Restated Agreement with Harris Trust and Savings Bank, As Agent	Exhibit 99.2 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on March 31, 2003
10.44	—	Third Amendment to Amended and Restated Agreement with Harris Trust and Savings Bank, As Agent	Exhibit 99.3 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on March 31, 2003
10.45	—	Asset Purchase Agreement between Morton Custom Plastics, LLC and Wilbert, Inc.	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 10-Q filed with SEC on November 4, 2002
10.46	—	Senior Secured, Super-Priority Debtor-in-Possession Credit Agreement among Morton Custom Plastics, LLC and General Electric Capital Corporation	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 10-Q filed with SEC on November 12, 2002
10.47	—	Fourth Amendment to Amended and Restated Credit Agreement with Harris Trust & Savings Bank, As Agent	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 10-Q filed with SEC on August 11, 2003.

Filed
Exhibit Number and Document Title			Incorporated by Reference to	Herewith

10.48	—	Fifth Amendment to Amended and Restated Credit Agreement with Harris Trust & Savings Bank, As Agent	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 8-K filed with SEC on December 29, 2003.
10.49	—	Sixth Amendment to Amended and Restated Credit Agreement with Harris Trust & Savings Bank, As Agent		X
10.50	—	Second Amended and Restated Credit Agreement		X
10.51	—	Note and Warrant Purchase Agreement		X
10.52	—	Settlement Agreement	Exhibit 99.2 to Morton Industrial Group, Inc. Report on Form 8-K filed with SEC on December 29, 2003.
10.53	—	Stock Redemption Agreement	Exhibit 99.3 to Morton Industrial Group, Inc. Report on Form 8-K filed with SEC on December 29, 2003.
10.54	—	Agreement with Innovative Injection Technologies, Inc.	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 8-K/A filed with SEC on July 7, 2003.
10.55	—	First Amendment to Agreement with Innovative Injection Technologies, Inc.	Exhibit 99.2 to Morton Industrial Group, Inc. Report on Form 8-K/A filed with SEC on July 7, 2003.
10.56	—	Investor Rights Agreement		X
13	—	Annual Report		X
16.2	—	Letter re: change in certifying accountant	Exhibit 16.1 to Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on February 18, 1999
21.1	—	Subsidiaries of Registrant		X
23.1	—	Consent of KPMG LLP		X
31.1	—	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	—	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

Filed
Exhibit Number and Document Title			Incorporated by Reference to	Herewith

32.1	—	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	—	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

      (b) Reports on Form 8-K

Form 8-K was filed with the SEC on December 29, 2003 related to an extension of the Company’s bank credit facility and a settlement related to its redeemable preferred stock.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Schedule II — Valuation and Qualifying Accounts

	Balance At	Charged to				Balance At
	Beginning of	Costs and				End of
Description	Period	Expenses	Deductions	Other		Period

Allowance for doubtful accounts:
Year ended December 31, 2001	$1,324	595	(1,538)	—		381

Year ended December 31, 2002	$381	7	(52)	(252	)*	84

Year ended December 31, 2003	$84	310	(192)	—		202

*	Represents the December 31, 2001 allowance for doubtful accounts of discontinued operations.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORTON INDUSTRIAL GROUP, INC.

By:	/s/ WILLIAM D. MORTON

William D. Morton
President, Chief Executive
Officer, and Chairman of the
Board of Directors

Dated: March 30, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ WILLIAM D. MORTON William D. Morton	President, Chief Executive Officer, and Chairman of the Board of Directors	March 30, 2004

/s/ RODNEY B. HARRISON Rodney B. Harrison	Vice President of Finance and Treasurer (Principal Accounting Officer)	March 30, 2004

/s/ FRED W. BROLING Fred W. Broling	Director	March 30, 2004

/s/ MARK W. MEALY Mark W. Mealy	Director	March 30, 2004

SHAREHOLDER INFORMATION

CORPORATE OFFICES

Morton Industrial Group, Inc.

1021 W. Birchwood
Morton, Illinois 61550-0429
Phone: 309-266-7176 Fax: 309-263-1841

INVESTOR INFORMATION

Shareholders and prospective investors are welcome to call or write with questions or requests for additional information. Please direct inquiries to Van Negris at:

Van Negris & Company, Inc.

1120 Avenue Of The Americas — Suite 4100
New York, NY 10036
Phone: 212-626-6730 Fax: 212-626-6732

ANNUAL MEETING

The Annual Meeting of the Shareholders of Morton Industrial Group, Inc. will be held on Tuesday, June 8, 2004 at 10:00 a.m. (CDT) at:

Bertha Frank Performing Arts Center

350 North Illinois Avenue
Morton, Illinois 61550

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

BOARD OF DIRECTORS

William D. Morton

Chairman of the Board, President and CEO
Morton Industrial Group, Inc.

Fred W. Broling

Retired President and CEO
US Precision Glass

Mark W. Mealy

Head of the Mergers and Acquisitions Group
Wachovia Securities, Inc.

CORPORATE OFFICERS

William D. Morton

Chairman of the Board, President and CEO

Daryl R. Lindemann

Secretary

Rodney B. Harrison

Vice President of Finance & Treasurer