Form 10-Q
period 2004-03-27
MORTON INDUSTRIAL GROUP INC
filed 2004-05-11
CIK 64247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 27, 2004

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
May 6, 2004
Class A Common Stock, $.01 par value	4,560,547
Class B Common Stock, $.01 par value	100,000

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
For the Three Months Ended March 27, 2004 And March 29, 2003
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 27, 2004	March 29, 2003
Net sales	$39,920	32,380
Cost of sales	34,411	27,789

Gross profit	5,509	4,591

Operating expenses:
Selling expenses	802	701
Administrative expenses	2,638	2,607

Total operating expenses	3,440	3,308

Operating income	2,069	1,283

Other income (expense):
Interest expense	(571)	(933)
Interest on redeemable preferred stock	(213)	—
Gain on redemption of redeemable preferred stock	850	—
Other	41	166

Total other income (expense)	107	(767)

Earnings before income taxes and discontinued operations	2,176	516
Income taxes	50	200

Earnings before discontinued operations	2,126	316

Discontinued operations:
Net earnings from operations of discontinued plastics operations	—	225
Income taxes	—	90

	—	135

Net earnings	2,126	451
Accretion of preferred stock discount	—	(332)

Net earnings available to common stockholders	$2,126	119

Earnings available to common stockholders per common stock — basic:
Earnings from continuing operations	$0.46	0.00
Earnings from discontinued operations	—	0.03

Net earnings available to common stockholders	$0.46	0.03

Earnings available to common stockholders per common stock — diluted:
Earnings from continuing operations	$0.38	0.00
Earnings from discontinued operations	—	0.03

Net earnings available to common stockholders	$0.38	0.03

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
March 27, 2004 And December 31, 2003
(Dollars in thousands)

	March 27, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Trade accounts receivable, less allowance for doubtful accounts of $230 in 2004 and $202 in 2003	$10,308	7,253
Unbilled receivables	968	—
Note receivable	—	100
Inventories	15,798	13,863
Prepaid expenses and other current assets	1,955	1,087
Deferred income taxes	1,600	1,600

Total current assets	30,629	23,903

Property, plant, and equipment, net	22,589	22,432
Note receivable	1,224	1,183
Intangible assets, at cost, less accumulated amortization	2,273	1,100
Other assets	160	204

	$56,875	48,822

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Outstanding checks in excess of bank balance	$2,116	943
Current installments of long-term debt	2,471	6,210
Accounts payable	19,865	17,343
Accrued expenses	6,015	5,450
Income taxes payable	139	275
Redeemable preferred stock	500	500

Total current liabilities	31,106	30,721
Long-term debt, excluding current installments	37,158	32,331
Other liabilities	118	118
Redeemable preferred stock	8,465	9,250
Warrants payable	1,500	—

Total liabilities	78,347	72,420

Stockholders’ equity (deficit):
Class A common stock	46	46
Class B common stock	1	1
Additional paid-in capital	20,895	20,895
Accumulated deficit	(42,414)	(44,540)

Total stockholders’ equity (deficit)	(21,472)	(23,598)

	$56,875	48,822

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
For The Three Months Ended March 27, 2004 and March 29, 2003
(Dollars in thousands)
(Unaudited)

	March 27,	March 29,
	2004	2003
Net cash provided by (used in) operating activities	(704)	929

Cash flows from investing activities:
Capital expenditures	(1,441)	(969)

Net cash used in investing activities	(1,441)	(969)

Cash flows from financing activities:
Increase in checks issued in excess of bank balance	1,173	1,356
Net borrowings (repayments) on revolving debt	1,400	(500)
Principal payments on long-term debt and capital leases	(1,209)	(516)
Retirement of revolving debt	(14,650)	—
Retirement of term debt	(22,153)	—
Proceeds from issuance of revolving debt	7,200	—
Proceeds from issuance of long-term debt	32,000	—
Redemption of preferred stock	(150)	—
Proceeds from notes receivable	100	—
Debt issuance costs	(1,566)	(300)

Net cash provided by financing activities	2,145	40

Net change in cash	—	—
Cash at beginning of period	—	—

Cash at end of period	$—	—

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$565	525

Income taxes	186	—

See accompanying notes to condensed consolidated financial statements

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)
For the Three Months Ended March 27, 2004
(Dollars in thousands)
(Unaudited)

	Class A		Class B
	common stock		common stock		Additional
	Shares		Shares		paid-in	Accumulated
	issued	Amount	issued	Amount	capital	deficit	Total
Balance, December 31, 2003	4,560,547	$46	100,000	$1	$20,895	$(44,540)	$(23,598)
Net earnings available to common stockholders	—	—	—	—	—	2,126	2,126

Balance, March 27, 2004	4,560,547	$46	100,000	$1	$20,895	$(42,414)	$(21,472)

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 27, 2004 and March 29, 2003
(Unaudited)

(1) Nature of Business

     Through our operating subsidiaries, we are a contract manufacturer and supplier of high-quality fabricated sheet metal components and subassemblies for industrial, construction and agricultural original equipment manufacturers located primarily in the Midwestern and Southeastern United States.

(2) Interim Financial Data

     The Condensed Consolidated Financial Statements at March 27, 2004, and for the three months ended March 27, 2004 and March 29, 2003, are unaudited and reflect all adjustments, consisting of normal recurring accruals and other adjustments which, in the opinion of our management, are necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods indicated. Our fiscal quarters end on a Saturday (nearest to a quarter end) except for the fourth quarter which ends on December 31. For the quarters ended March 27, 2004 and March 29, 2003 there were 60 and 62 shipping days, respectively. Results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal year. You should read the condensed consolidated financial statements in connection with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations of Morton Industrial Group, Inc. contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 30, 2004.

(3) Discontinued Operations

     The results from discontinued operations for the three months ended March 29, 2003 reflect the results of Mid-Central Plastics, Inc., which we sold on June 20, 2003.

     Resulting from that sale is a note receivable of $1,100,000 due June 20, 2006 which bears interest at 15% per annum. Interest for the period of June 20, 2003 through June 20, 2004 shall be 15% payment-in-kind, with interest payable in cash beginning in July, 2004. The note receivable, due from the buyer, is subordinate to required payments due by the buyer to its senior secured lender. Payments received by the Company are assigned to Harris Trust and Savings Bank, As Agent, the Company’s senior secured lender.

(4) Inventories

     The Company’s inventories, in thousands of dollars, at March 27, 2004, and December 31, 2003, are summarized as follows:

	March 27,	December 31,
	2004	2003
Raw materials, purchased parts and manufactured components	$6,945	$4,915
Work-in-process	4,696	3,521
Finished goods	4,157	5,427

	$15,798	$13,863

(5) Earnings Per Share

     The following reflects the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Quarter Ended March 27, 2004			Quarter Ended March 29, 2003
	Earnings	Shares	Per Share	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings available to common stockholders	$2,126,000	4,660,547	$0.46	$119,000	4,660,547	$0.03
Effect of dilutive securities, stock options and warrants	—	866,175	(0.08)	—	224,529	—

Diluted earnings available to common stockholders	$2,126,000	5,526,722	$0.38	$119,000	4,885,076	$0.03

     For the quarters ended March 27, 2004 and March 29, 2003, options and warrants aggregating 51,650 and 911,620 shares, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

(6) Segment Reporting

     Following the June 20, 2003 sale of Mid-Central Plastics, Inc., we have only one remaining segment — the contract metals fabrication segment.

(7) Debt and Warrants

     On March 26, 2004, the Company entered into a Second Amended and Restated Credit Agreement with a syndicate of banks led by Harris Trust and Savings Bank, As Agent, and also on March 26, 2004, entered into a Note and Warrant Purchase Agreement with BMO Nesbitt Burns Capital (U.S.) Inc., As Agent. These agreements were effective on March 26, 2004, and provided financing to replace the revolving credit facility and term note payable previously due to Harris Trust and Savings Bank, As Agent. In connection with this transaction, the 238,584 warrants to purchase Class A Common Stock were surrendered by the holders.

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

     3) A senior secured subordinated note in the amount of $10 million bearing cash interest of 12% and payment-in-kind interest of 4% with no principal amortization, and the balance due March 26, 2009. This debt is subordinated to the term loan and the revolving credit facility with respect to both payment and lien priority; any default on the senior indebtedness will create a default on the senior subordinated indebtedness.

     Related to the senior secured subordinated note, on March 26, 2004 the Company issued 545,467 warrants to purchase shares of its Class A Common Stock for $0.02 per share; these warrants expire March 26, 2014. The warrant holder may exercise the warrants at any time. The warrants may be put to the Company, at the then fair market value, at the earlier of: a) five years from the date of issue; b) a change of control; c) a default on the senior secured subordinated loan; d) a prepayment of 75% or more of the original principal balance of the senior secured subordinated note.

     The Company has estimated the fair value of the warrants at the date of issue to be $1.5 million, and has reported that amount as warrants payable and as debt discount in the accompanying Condensed Consolidated Balance Sheets. The debt discount will be amortized using the effective yield method over 5 years, the term of the related senior secured subordinated note. The Company will update, on a quarterly basis, the fair value of the warrants and record changes in the fair value as interest expense.

     The stock purchase warrant includes provisions that will reduce the 545,467 warrants that can be put to the Company if a) a change of control occurs prior to 5 years from the date of issue and the Company achieves targeted net equity values; or b) if a change of control has not occurred prior to 5 years from the date of issue and the Company achieves targeted EBITDA (earnings before interest, taxes, depreciation and amortization) levels. The number of warrants could be reduced to several levels, but no lower than 290,278.

     In connection with these loans, we have granted the lenders a lien on all of the Company’s accounts receivable, inventory, equipment, land and buildings, and various other assets. These agreements contain restrictions on capital expenditures, additional debt or liens, investments, mergers and acquisitions, asset sales and payments such as dividends or stock repurchases. These agreements also impose various financial covenants, including financial performance ratios. Fees associated with the March 26, 2004 transactions, including underwriting and legal fees, were approximately $1.6 million, paid at closing.

(8) Stock Option Plan

     The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, the Company records compensation expense on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company issues options at the current market price on the date of issuance and, accordingly, we have not recognized any stock-based employee compensation cost for stock options in our financial statements.

     The per share weighted-average fair value of stock options granted during the quarter ended March 29, 2003 was $0.13 at the date of grant based on the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0%, risk-free interest rate of 6%, volatility of 91%, and an expected life of 10 years. No options were granted during the quarter ended March 27, 2004.

     Had we determined compensation cost based on the fair value at the grant date for our stock options under SFAS No. 123, Accounting for Stock-Based Compensation, our net earnings, in thousands of dollars, would have been reduced to the pro forma amounts indicated below:

	Quarter	Quarter
	Ended	Ended
	March	March
	27, 2004	29, 2003
Net earnings available to common stockholders:
As reported	$2,126	119
Total stock-based employee compensation expense determined under fair value based method for all awards	(13)	(36)

Pro forma	$2,113	83

Basic earnings available to common stockholders per share:
As reported	$0.46	0.03
Pro forma	$0.45	0.02
Diluted earnings available to common stockholders per share:
As reported	$0.38	0.03
Pro forma	$0.37	0.02

(9) Impact of Recently Issued Accounting Standards

     FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. FIN 46® or the Interpretation, addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. The Interpretation was issued on December 24, 2003, and replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued on January 17, 2003. The Company does anticipate that the adoption of Interpretation 46 will have a material impact on its financial statements.

     The FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“Statement 150”), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. FASB Staff Position Financial Accounting Standard 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interest under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both

Liabilities and Equity, defers the effective date of Statement 150 for certain mandatorily redeemable noncontrolling interests of all entities. The Company adopted SFAS No. 150 as of July 1, 2003.

(10) Redeemable Preferred Stock

     Pursuant to a 1999 agreement to purchase certain assets of Worthington Custom Plastics, Inc. (“Worthington”), the Company issued 10,000 shares of its preferred stock, without par value, to Worthington. The preferred stock was mandatorily redeemable on April 15, 2004 at $1,000 per share. The preferred stock was valued at $4,250,000 at the time of the acquisition and the discount is being accreted over a five-year period using the effective yield method.

     The Company and Worthington entered into a stock redemption agreement, dated December 23, 2003, that provides for 30 monthly redemption payments of $50,000 each over a three-year period (10 payments each year in 2004, 2005 and 2006) to redeem all of the preferred stock. Each payment will redeem 333 (or 334) shares of the 10,000 shares outstanding and will result in a gain on redemption of $283,000. Three redemption payments made during the three months ended March 27, 2004 resulted in the “gain on redemption of redeemable preferred stock” of $850,000 which is reported in the accompanying condensed consolidated statements of operations. If shares are not redeemed under the provisions of this agreement, the redemption price remains at $1,000 per share. As part of this agreement, all litigation between the Company and Worthington was settled and dismissed.

(11) Unbilled Receivables

     During the quarter ended March 27, 2004, the Company incurred increased costs for the purchase of raw materials as a result of dynamic changes in the U.S. steel markets. The Company’s supplier agreements with key customers allow surcharges for the passthrough of the additional raw material costs. The amount of the surcharges relating to the first quarter was invoiced in April 2004. Accordingly, the Company has recognized as net sales the surcharge amount and has included those amounts in the accompanying balance sheet as “unbilled receivables”.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis describes changes in the Company’s financial condition since December 31, 2003. The analysis of results of operations compares the quarters ended March 27, 2004 and March 29, 2003. Any references to December 31, 2003 relate to data found in Form 10-K as filed with the Securities and Exchange Commission on March 30, 2004.

GENERAL

     We are a contract manufacturer of highly engineered metal components and subassemblies for construction, agricultural and industrial original equipment manufacturers. Our largest customers, Caterpillar Inc. and Deere & Co., accounted for approximately 85% of our net sales for the quarters ended March 27, 2004, and accounted for approximately 88% and 87% of our net sales in 2003 and 2002, respectively.

     Historically, the Company has been a fabricator of sheet metal products. Subsequent to a merger in January, 1998, when the Company became a publicly-traded entity, the Company acquired six facilities that fabricated either injection molded or thermoformed plastic components. We acquired two of the plastics fabrication facilities separately in 1998 and four together in 1999. We sold one of the plastics fabrication facilities acquired in 1998 at the end of 1999. The four plastics fabrication facilities acquired together in 1999 were sold in December, 2002. These four facilities, operating as Morton Custom Plastics, LLC, were incurring significant losses and filed for protection as debtor-in-possession under Chapter 11 of the United States Bankruptcy Code. At the time of the sale of Morton Custom Plastics, LLC, the Company determined that is was appropriate to focus solely on its core competency, sheet metal fabrication, and offered for sale its remaining plastics fabrication facility, which we sold in June, 2003. In the Company’s accompanying financial statements, all of the plastics fabrication operating results are reported as discontinued operations.

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

     As noted above, two customers account for a significant portion of our net sales. Caterpillar Inc. and Deere & Co. are both forecasting greater orders for fabricated parts supplied by Morton Industrial Group, Inc. for 2004. We believe that this demand is being fueled by the improved economic conditions in the United States. The Company is responding by hiring additional manpower, adding capital equipment as necessary and increasing the flow of purchased raw materials in a difficult steel market. The U.S. steel industry has restructured, consolidated and is challenged to meet growing domestic and international demand. The steel industry has been impacted by China’s growing consumption of scrap steel and coke, a raw material used in processing steel. Cosmetically sensitive sheet steel, our core commodity, is on allocation and has correspondingly seen inflationary pricing; most inflationary steel pricing becomes the responsibility of the customer.

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

RESULTS OF OPERATIONS

First quarter, 2004 versus first quarter, 2003

     Net sales for the quarter ended March 27, 2004 were $39.9 million compared to $32.4 million for the quarter ended March 29, 2003, an increase of $7.5 million or 23.3%. The sales increase resulted primarily from increased unit demand by existing customers of construction-related equipment components. Our construction-related revenues increased by over 70% for the comparable quarters and accounted for nearly two-thirds of our first quarter revenue. Agricultural-related revenues increased modestly for the comparable quarters. Most of the revenue growth came from sales to our two largest customers, Deere & Co. and Caterpillar Inc. Based upon customer forecasts and the addition of new customers, the Company currently anticipates revenue growth for calendar year 2004 that could exceed 15% compared to calendar year 2003. Our ability to increase revenues at that rate will be subject to a number of factors, including the continuing demand that we now forecast, the availability of raw materials, principally steel, and the availability of working capital to support that growth. Recently, steel prices have increased as steel supply has tightened, due in part to the national economic recovery, China’s growing steel consumption, and reduced domestic steel production capacity. We expect that this trend will continue through 2004, and there could be periods when steel is not available on demand. We will work with our steel suppliers to attempt to address these issues. Historically we have been able to negotiate with our customers to have them absorb increases in our raw material costs, and, as indicated in Note 11 above, we have billed certain cost increases to our customers. In addition, we have generally passed on reductions in our raw material costs to our customers.

     Sales to Caterpillar Inc. and Deere & Co. aggregated approximately 85% and 91% of our net sales for the first quarters of 2004 and 2003, respectively.

     Gross profit for the quarter ended March 27, 2004 was $5.5 million compared with $4.6 million for the quarter ended March 29, 2003, an increase of $918,000 or 20.0%. The Company’s gross profit percentage decreased slightly to 13.8% from 14.2%. Although the gross profit dollars are supported by the effect of absorbing fixed costs over a larger revenue base, as well as our continuing focus on cost savings programs including 6 Sigma and various lean manufacturing concepts, the modest decrease in gross profit percentage relates to overtime and other labor costs due to rapid sales growth, quarter-over-quarter, in response to customer demand. We use internal metrics to measure our success in achieving various productivity, quality, on-time delivery and profitability goals.

     Selling and administrative expenses for the quarter ended March 27, 2004 amounted to $3.4 million, or 8.6% of sales, compared with $3.3 million, or 10.2% of sales in the quarter a year ago. This decreased percentage cost relates primarily to a higher sales volume, and relatively flat selling and administrative expenses.

     Interest expense for the quarter ended March 27, 2004 amounted to $571,000 compared to $933,000 in the comparable quarter a year ago. This decrease resulted from lower average levels of debt in 2004. The debt decreased as a result of scheduled payments on the Company’s term debt and a reduction of revolving debt upon the sale of the operations of Mid-Central Plastics in June 2003.

     “Interest on redeemable preferred stock” relates to the accretion of the discount on redeemable preferred stock for the quarter ended March 27, 2004. This classification in other expense resulted from the implementation of FAS 150. For the first quarter of 2003, the accretion was classified as “accretion of preferred stock discount”.

     As a result of the preferred stock settlement agreement, the Company made three preferred stock redemption payments during the three months ended March 27, 2004, which resulted in the “gain on redemption of redeemable preferred stock” of $850,000 in the accompanying condensed consolidated statements of operations.

     For the first quarter of 2004, we recognized an income tax expense of $50,000 related to state income taxes. Related to Federal income taxes, we have utilized net operating loss carry forwards to the extent of taxable income, and decreased the valuation allowance accordingly.

     The income from discontinued operations represents the results of the operations of Mid-Central Plastics, Inc. which was sold in June 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have funded our business with cash flows from operations, management of our working capital and borrowings under revolving credit and term loan facilities.

     Our consolidated working capital at March 27, 2004 was a deficit of $477,000 compared to a deficit of $6.8 million at December 31, 2003. This represents an increase in working capital of approximately $6.4 million. This working capital increase results primarily from a March 26, 2004 refinancing described below.

     In May 1998, the Company entered into both a revolving credit facility and a term loan agreement with a syndicate of banks led by Harris Trust and Savings Bank (“the Harris syndicate”).

     In February 2002, the Company entered into a new secured revolving credit facility and a secured term loan with the Harris syndicate. This February 2002 credit facility was in effect as of December 31, 2003 and through March 25, 2004. The 2002 agreements have been amended six times, including an amendment on March 15, 2004. Amendments through February 28, 2003 have been described in previous filings with the SEC. A summary of the three amendments since February 28, 2003 is as follows:

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

The two following paragraphs describe the credit facility, as amended on March 15, 2004, that was effective as of December 31, 2003 and through March 25, 2004:

     The revolving credit agreement permitted the Company to borrow up to a maximum of $18.8 million. The agreement required payment of a quarterly commitment fee of .50% per annum of the average daily unused portion of the revolving credit facility. Interest was due monthly and was based upon bank prime plus 1.5% (effective rate of 5.75% at December 31, 2003). The Company, alternatively, could select a LIBOR plus 4.0% interest rate. The amount available under the revolving credit facility was limited to 85% of qualified accounts receivable, 60% of eligible inventory, plus $2.1 million of other assets. The revolving credit agreement was to mature April 1, 2005. At December 31, 2003, the Company had $13.3 million outstanding and $1.2 million available under this credit facility.

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

     In connection with these Harris syndicate loans, we granted the lender a first lien on all of the Company’s accounts receivable, inventory, equipment and various other assets. These Harris syndicate debt agreements contain restrictions on capital expenditures, additional debt or liens, investments, mergers and acquisitions, asset sales and payments such as dividends or stock repurchases. No amount was available for payment of dividends at December 31, 2003.

     The agreements also imposed various financial covenants, including financial performance ratios. These debt agreements contained restrictions on capital expenditures, incurring additional debt or liens, making investments, mergers and acquisitions, selling assets or making payments such as dividends or stock repurchases, as well as various financial covenants.

     March 26, 2004 Refinancing

     On March 26, 2004, the Company entered into a Second Amended and Restated Credit Agreement with a syndicate of banks led by Harris Trust and Savings Bank, As Agent, and also on March 26, 2004, entered into a Note and Warrant Purchase Agreement with BMO Nesbitt Burns Capital (U.S.) Inc., As Agent. These agreements were effective on March 26, 2004, and provided financing to replace the revolving credit facility and term note payable previously due to Harris Trust and Savings Bank, As Agent. In connection with this transaction, the 238,584 warrants to purchase Class A Common Stock were surrendered by the holders.

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

     At the Company’s option, for both the secured term loan and the revolving credit facility, interest will be at either a bank base rate plus applicable margin, or an adjusted LIBOR plus a LIBOR margin. At inception, the bank rate plus applicable margin is 6.75% and the adjusted LIBOR plus a LIBOR margin is 5.35%. The Company entered into swap arrangements on April 28, 2004 that will fix the interest rate on 50% of the Company’s term loan.

     3) A senior secured subordinated note in the amount of $10 million bearing cash interest of 12% and payment-in-kind interest of 4% with no principal amortization, and the balance due March 26, 2009. This debt is subordinated to the term loan and the revolving credit facility with respect to both payment and lien priority; any default on the senior indebtedness will create a default on the senior subordinated indebtedness.

     Related to the senior secured subordinated note, on March 26, 2004, the Company issued 545,467 warrants to purchase shares of its Class A Common Stock for $0.02 per share; these warrants expire March 26, 2014. The warrants may be put to the Company, at the then fair market value, five years from the date of issue, or upon change of control or upon a default on the senior secured subordinated loan.

     In connection with these loans, we have granted the lenders a lien on all of the Company’s accounts receivable, inventory, equipment, land and buildings, and various other assets. These agreements contain restrictions on capital expenditures, additional debt or liens, investments, mergers and acquisitions, asset sales and payments such as dividends or stock repurchases. These agreements also impose various financial covenants, including financial performance ratios. Fees associated with the March 26, 2004 transactions, including underwriting and legal fees, were approximately $1.6 million, paid at closing.

     Historically, we have met our near term liquidity requirements with cash flows from operations, the Harris line of credit, and management of our working capital to reflect current levels of operations. Management expects that cash flows from operations, working capital management and availability under the new bank revolving line of credit described above will permit us to meet our liquidity requirements through the term of the new credit facility.

Preferred Stock

     Pursuant to a 1999 agreement to purchase certain assets of Worthington Custom Plastics, Inc. (“Worthington”), the Company issued 10,000 shares of its preferred stock, without par value, to Worthington. The preferred stock was mandatorily redeemable on April 15, 2004 at $1,000 per share. The Company and Worthington have entered into a stock redemption agreement, dated December 23, 2003, that provides for 30 monthly redemption payments of $50,000 each over a three-year period (10 payments each year in 2004, 2005 and 2006) to fully redeem the preferred stock. Each $50,000 payment and redemption of 333 (or 334) shares reduces the $10 million face value of the redeemable preferred stock by $333,000 (or $334,000). If shares are not redeemed under the provisions of this agreement, the redemption price remains at $1,000 per share.

Capital Expenditures

     We incurred $1.4 million of capital expenditures during the first three months of 2004, including approximately $850,000 related to expansion activities and approximately $550,000 for the normal update and replacement of manufacturing equipment.

     We estimate that our capital expenditures in 2004 will total approximately $5.0 million, of which $2.0 will be for expansion activities and the remaining $3.0 million will be for the normal update and replacement of manufacturing equipment.

Significant Cash Commitments

     The Company has significant future cash commitments, primarily scheduled debt payments and scheduled lease payments.

     The following table summarizes the Company’s contractual obligations at March 27, 2004:

	Payments Due by Period
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)
Bank indebtedness
Term loan	$22,000	$2,000	$9,000	$11,000	$—
Revolving line of credit	7,200	—	—	7,200	—
Senior subordinated debt	10,000	—	—	10,000	—
Other debt obligations	1,928	471	1,333	124	—
Operating leases	22,822	6,913	13,339	2,570	—
Preferred stock redemption	1,350	500	850	—	—

Total contractual cash obligations	$65,300	$9,884	$24,522	$30,894	$—

     Under its bank credit facility, the Company had $618,000 standby letters of credit outstanding at March 27, 2004 in connection with lease obligations. Management expects that cash flows from operations, working capital management and availability under its new bank revolving line of credit will permit us to meet our liquidity requirements through the term of the credit facility.

     Pursuant to a 1999 agreement to purchase certain assets of Worthington Custom Plastics, Inc. (“Worthington”), the Company issued 10,000 shares of its preferred stock, without par value, to Worthington. The preferred stock was mandatorily redeemable on April 15, 2004 at $1,000 per share. The Company and Worthington have entered into a preferred stock redemption agreement, dated December 23, 2003, that provides for 30 monthly redemption payments of $50,000 each over a three-year period (10 payments each year in 2004, 2005 and 2006) to fully redeem the preferred stock. Each $50,000 payment and redemption of 333 (or 334) shares reduces the $10 million face value of the redeemable preferred stock by $333,000 (or $334,000). If shares are not redeemed under the provision of this agreement, the redemption price remains at $1,000 per share. The significant cash commitments table above assumes that payments are made over the next three years and that the redeemable preferred stock is retired for $1.5 million.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. FIN 46® or the Interpretation, addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. The Interpretation was issued on December 24, 2003, and replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued on January 17, 2003. The Company does anticipate that the adoption of Interpretation 46 will have a material impact on its financial statements.

     The FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“Statement 150”), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. FASB Staff Position Financial Accounting Standard 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interest under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, defers the effective date of Statement 150 for certain mandatorily redeemable noncontrolling interests of all entities. The Company adopted SFAS No. 150 as of July 1, 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company uses variable-rate debt to finance its operations. The debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management sometime enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed rate debt on a portion of its term loan. The Company did not have any swap agreements in effect during the first quarter, 2004; however the Company did enter into swap arrangements as of April 28, 2004, that will fix the interest rate on 50% of the Company’s term loan as described above.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

     (a) Evaluation of disclosure controls and procedures. The Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this Form 10-Q, are effective.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On May 1, 2000, Worthington Industries, Inc. (Worthington) filed suit (in the United States District Court for the Southern District of Ohio, Eastern Division (“the Court”)) against the Company and Morton Custom Plastics, LLC (“MCP, LLC”) related to MCP, LLC’s 1999 acquisition of the non-automotive plastics business from Worthington. In connection with the stock redemption agreement described in Note 10 to the Condensed Consolidated Financial Statements, all litigation between the Company and Worthington was released. An order of dismissal of the Worthington lawsuit against the Company was entered in the Court on January 20, 2004.

     The Company is also involved in routine litigation. Management does not believe any legal proceedings would have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES

     On March 26, 2004, the Company issued its senior subordinated lender warrants to purchase 545,467 shares of its Class A Common Stock at an exercise price of $0.02 per share. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The Company issued the warrants in consideration of the holders advancing funds under the senior secured subordinated note described above. The warrant holder may exercise the warrants at any time. These warrants expire March 26, 2014. These warrants may be put to the Company, at the then fair market value, five years from the date of issue, or upon change of control or upon a default on the senior secured subordinated loan.

     The 238,584 warrants previously outstanding were surrendered by the holders of those warrants on March 26, 2004.

     Under the terms of our agreement with our senior secured lender, no amounts are available for the payment of dividends at March 27, 2004.

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

MORTON INDUSTRIAL GROUP, INC.
	By:	/s/ RODNEY B. HARRISON
Rodney B. Harrison
Dated: May 11, 2004		Vice President of Finance