Form 10-Q
period 2004-06-26
MORTON INDUSTRIAL GROUP INC
filed 2004-08-06
CIK 64247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One) /X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 26, 2004

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes o No x

     The aggregate market value of the common stock held by non-affiliates of the registrant (based upon the last reported sale price on the OTC Market) on the last business day of the registrant’s most recently completed second fiscal quarter was approximately $6,700,000.

Outstanding as of
July 30, 2004
Class A Common Stock, $.01 par value	4,560,547
Class B Common Stock, $.01 par value	100,000

ITEM 1. FINANCIAL STATEMENTS

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 26, 2004 and June 28, 2003
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net sales	$50,706	34,398	90,626	66,778
Cost of sales	44,561	29,388	78,972	57,177

Gross profit	6,145	5,010	11,654	9,601

Operating expenses:
Selling expenses	785	712	1,587	1,413
Administrative expenses	2,729	2,600	5,367	5,207

Total operating expenses	3,514	3,312	6,954	6,620

Operating income	2,631	1,698	4,700	2,981

Other income (expense):
Interest expense	(1,159)	(936)	(1,730)	(1,869)
Interest on redeemable preferred stock	(36)	—	(249)	—
Gain on redemption of preferred stock	850	—	1,700	—
Other	42	171	83	337

Total other income (expense)	(303)	(765)	(196)	(1,532)

Earnings before income taxes and discontinued operations	2,328	933	4,504	1,449
Income taxes	100	360	150	560

Earnings before discontinued operations	2,228	573	4,354	889

Discontinued operations:
Net loss from operations of discontinued plastics operations	—	(85)	—	140
Income taxes	—	(35)	—	55

	—	(50)	—	85

Net earnings	2,228	523	4,354	974
Accretion of discount on preferred shares	—	(383)	—	(715)

Net earnings available to common stockholders	$2,228	140	4,354	259

Earnings per common share — basic:
Earnings from continuing operations	$0.48	0.04	0.94	0.04
Earnings (loss) from discontinued operations	—	(0.01)	—	0.02

Net earnings available to common stockholders	$0.48	0.03	0.94	0.06

Earnings per common share — diluted:
Earnings from continuing operations	$0.38	0.03	0.76	0.03
Earnings (loss) from discontinued operations	—	(0.01)		0.02

Net earnings available to common stockholders	$0.38	0.02	0.76	0.05

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
June 26, 2004 and December 31, 2003
(Dollars in thousands)

Assets	June 26, 2004	December 31, 2003
	(Unaudited)
Current assets:
Trade accounts receivable, less allowance for doubtful accounts of $175 in 2004 and $202 in 2003	$16,472	7,253
Unbilled receivables	2,196	—
Notes receivable	—	100
Inventories	17,275	13,863
Prepaid expenses and other current assets	2,532	1,087
Deferred income taxes	1,600	1,600

Total current assets	40,075	23,903

Property, plant, and equipment, net	22,831	22,432
Note receivable	1,265	1,183
Intangible assets, at cost, less accumulated amortization	2,355	1,100
Other assets	117	204

	$66,643	48,822

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Outstanding checks in excess of bank balance	$1,246	943
Current installments of long-term debt	3,284	6,210
Accounts payable	21,859	17,343
Accrued expenses	5,701	5,450
Income taxes payable	23	275
Redeemable preferred stock	500	500

Total current liabilities	32,613	30,721
Long-term debt, excluding current installments	44,096	32,331
Other liabilities	118	118
Redeemable preferred stock	7,500	9,250
Warrants payable	1,560	—

Total liabilities	85,887	72,420

Stockholders’ equity (deficit):
Class A common stock	46	46
Class B common stock	1	1
Additional paid-in capital	20,895	20,895
Accumulated deficit	(40,186)	(44,540)

Total stockholders’ equity (deficit)	(19,244)	(23,598)

	$66,643	48,822

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 26, 2004 and June 28, 2003
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 26, 2004	June 28, 2003
Net cash provided by (used in) operating activities	$(5,567)	1,932

Cash flows from investing activities:
Proceeds from sale of business	—	4,800
Capital expenditures	(3,008)	(1,929)

Net cash provided by (used in) investing activities	(3,008)	2,871

Cash flows from financing activities:
Increase in checks issued in excess of bank balance	303	1,339
Net borrowings (repayments) on revolving debt	8,100	(4,200)
Principal payments on long-term debt and capital leases	(2,265)	(1,642)
Retirement of revolving debt in connection with refinancing	(14,650)	—
Retirement of term debt in connection with refinancing	(22,153)	—
Proceeds from issuance of revolving debt	7,200	—
Proceeds from issuance of long-term debt	34,000	—
Redemption of preferred stock	(300)	—
Proceeds from notes receivable	100	—
Debt issuance costs	(1,760)	(300)

Net cash provided by (used in) financing activities	8,575	(4,803)

Net change in cash	—	—
Cash at beginning of period	—	—

Cash at end of period	$—	—

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$793	1,373

Income taxes	$314	—

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)
For the Six Months Ended June 26, 2004
(Dollars in thousands)
(Unaudited)

	Class A		Class B
	common stock		common stock		Additional
	Shares		Shares		paid-in	Accumulated
	issued	Amount	issued	Amount	capital	(deficit)	Total
Balance, December 31, 2003	4,560,547	$46	100,000	$1	$20,895	$(44,540)	$(23,598)
Net earnings available to common stockholders	—	—	—	—	—	4,354	4,354

Balance, June 26, 2004	4,560,547	$46	100,000	$1	$20,895	$(40,186)	$(19,244)

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 26, 2004 and June 28, 2003
(Unaudited)

(1) Nature of Business

     Through our operating subsidiaries, we are a contract manufacturer and supplier of high-quality fabricated sheet metal components and subassemblies for construction, industrial and agricultural original equipment manufacturers located primarily in the Midwestern and Southeastern United States.

(2) Interim Financial Data

     The Condensed Consolidated Financial Statements at June 26, 2004, and for the three and six months ended June 26, 2004 and June 28, 2003, are unaudited and reflect all adjustments, consisting of normal recurring accruals and other adjustments which, in the opinion of our management, are necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods indicated. Our fiscal quarters end on a Saturday (nearest to a quarter end) except for the fourth quarter which ends on December 31. For both the quarters ended June 26, 2004 and June 28, 2003 there were 64 shipping days. For the six months ended June 26, 2004, there were 124 shipping days, and for the six months ended June 28, 2003, there were 126 shipping days. Results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal year. You should read the condensed consolidated financial statements in connection with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations of Morton Industrial Group, Inc. contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 30, 2004.

(3) Discontinued Operations

     The results from discontinued operations for the three and six months ended June 28, 2003 reflect the results of Mid-Central Plastics, Inc., which we sold on June 20, 2003.

     Resulting from that sale is a note receivable of $1,100,000 due June 20, 2006 which bears interest at 15% per annum. Interest for the period of June 20, 2003 through June 20, 2004 was 15% payment-in-kind, with interest payable monthly in cash beginning in July, 2004. The note receivable, due from the buyer, is subordinate to required payments due by the buyer to its senior secured lender. Payments received by the Company are assigned to Harris Trust and Savings Bank, As Agent, the Company’s senior secured lender.

(4) Inventories

     The Company’s inventories, in thousands of dollars, at June 26, 2004, and December 31, 2003, are summarized as follows:

	June 26,	December 31,
	2004	2003
Raw materials, purchased parts and manufactured components	$7,099	$4,915
Work-in-process	4,874	3,521
Finished goods	5,302	5,427

	$17,275	$13,863

(5) Earnings Per Share

     The following reflects the reconciliation of the components of the basic and diluted earnings per common share computations:

	Quarter Ended June 26, 2004			Quarter Ended June 28, 2003
	Earnings	Shares	Per Share	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings available to common stockholders	$2,228,000	4,660,547	$0.48	$140,000	4,660,547	$0.03
Effect of dilutive securities, stock options and warrants	—	1,300,571	(0.10)	—	230,739	(0.01)

Diluted earnings available to common stockholders	$2,228,000	5,961,118	$0.38	$140,000	4,891,286	$0.02

	Six Months Ended June 26, 2004			Six Months Ended June 28, 2003
	Earnings	Shares	Per Share	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings available to common stockholders	$4,354,000	4,660,547	$0.94	$259,000	4,660,547	$0.06
Effect of dilutive securities, stock options and warrants	—	1,106,696	(0.18)	—	228,563	(0.01)

Diluted earnings available to common stockholders	$4,354,000	5,767,243	$0.76	$259,000	4,889,110	$0.05

     For the quarter and six months ended June 28, 2003, options and warrants aggregating 1,053,915 and 1,058,634 shares, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive effect. No options or warrants were excluded from the computation of diluted earnings for the quarter and six months ended June 26, 2004.

(6) Segment Reporting

     Following the June 20, 2003 sale of Mid-Central Plastics, Inc., we have only one remaining segment — the contract metals fabrication segment.

(7) Debt and Warrants

     On March 26, 2004, the Company entered into a Second Amended and Restated Credit Agreement with a syndicate of banks led by Harris Trust and Savings Bank, As Agent, and also on March 26, 2004, entered into a Note and Warrant Purchase Agreement with BMO Nesbitt Burns Capital (U.S.) Inc., As Agent. These agreements were effective on March 26, 2004, and provided financing to replace the revolving credit facility and term note payable previously due to Harris Trust and Savings Bank, As Agent. In connection with this transaction, the 238,584 warrants to purchase Class A Common Stock were surrendered by the holders; as described below, new warrants were issued on March 26, 2004.

     On June 23, 2004, the Company entered into the First Amendment to the Second Amended and Restated Credit Agreement and also on June 23, 2004, entered into an Amended and Restated Note and Warrant Purchase Agreement with BMO Nesbitt Burns Capital (U.S.) Inc., As Agent. The effect of the June 23, 2004 amendments was to increase the amount due to BMO Nesbitt Burns Capital (U.S.) Inc., As Agent, by $2,000,000, reduce the four-year secured term loan described below by $1,000,000 and reduce the secured revolving credit facility described below by $1,000,000.

     Under the terms of the new agreements and amendments, at June 26, 2004 the Company has:

     1) A four-year secured term loan in the amount of $21 million with variable rate interest; principal payments are due in quarterly installments of $500,000 beginning June 30, 2004 through March 31, 2005 and due in quarterly installments of $750,000 beginning June 30, 2005 through December 31, 2007 with the balance of $10,750,000 due on March 31, 2008.

     2) A secured revolving credit facility with a limit of $18 million, with variable rate interest, and with an initial revolving credit balance of $8.7 million, and with initial availability of $5.4 million as of March 26, 2004. At June 26, 2004, the Company has a revolving credit balance of $13.9 million and availability of $4.1 million (based on an $18 million limit). The balance is due March 31, 2008. The amount available under the revolving credit facility is limited to 85% of eligible accounts receivable and 60% of eligible inventory. The facility requires a commitment fee of 0.50% per annum on the unused portion of the facility.

     At the Company’s option, for both the secured term loan and the secured revolving credit facility, interest will be at either a bank base rate plus applicable margin, or an adjusted LIBOR plus a LIBOR margin. At inception, the bank rate plus applicable margin is 6.75% and the adjusted LIBOR plus a LIBOR margin is 5.35%. At June 26, 2004, and in connection with the June 23, 2004 amendments, those rates are the same as at inception.

     3) A senior secured subordinated note in the amount of $12 million bearing cash interest of 12% and payment-in-kind interest of 4% with no principal amortization, and the balance due March 26, 2009. This debt is subordinated to the secured term loan and the revolving credit facility with respect to both payment and lien priority.

     Related to the senior secured subordinated note, on March 26, 2004 the Company issued 545,467 warrants to purchase shares of its Class A Common Stock for $0.02 per share; these warrants expire March 26, 2014. The warrant holder may exercise the warrants at any time. The warrants may be put to the Company, at the then fair market value, at the earlier of: a) five years from the date of issue; b) a change of control; c) a default on the senior secured subordinated loan; d) a prepayment of 75% or more of the original principal balance of the senior secured subordinated loan.

     The Company has estimated the fair value of the warrants at the date of issue, and at June 26, 2004, to be $1.5 million, and has reported that amount as warrants payable and as debt discount in the accompanying Condensed Consolidated Balance Sheets. The debt discount is being amortized using the effective yield method over 5 years, the term of the related senior secured subordinated note. The Company will update, on a quarterly basis, the fair value of the warrants and record changes in the fair value, if any, as interest expense.

     The stock purchase warrant includes provisions that will reduce the 545,467 warrants that can be put to the Company if a) a change of control occurs prior to 5 years from the date of issue and the Company achieves specified net equity levels; or b) if a change of control has not occurred prior to 5 years from the date of issue and the Company achieves specified EBITDA (earnings before interest, taxes, depreciation and amortization) levels. The number of warrants could be reduced to several levels, but no lower than 290,278.

     In connection with these loans, the Company has granted the lenders a lien on all of the Company’s accounts receivable, inventory, equipment, land and buildings, and various other assets. These agreements contain restrictions on capital expenditures, additional debt or liens, investments, mergers and acquisitions, asset sales and payments such as dividends or stock repurchases. These agreements also impose various financial covenants, including financial performance ratios. Fees associated with the March 26, 2004 and June 23, 2004 transactions, including underwriting and legal fees, were approximately $1.75 million, paid at the respective closings.

(8) Stock Option Plan

     The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, the Company records compensation expense on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company issues options at the current market price on the date of issuance and, accordingly, has not recognized any stock-based employee compensation cost for stock options in the financial statements.

     The per share weighted-average fair value of stock options granted during the six months ended June 28, 2003 was $0.13 at the date of grant based on the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0%, risk-free interest rate of 6%, volatility of 91%, and an expected life of 10 years. No options were granted during the six months ended June 26, 2004.

     Had we determined compensation cost based on the fair value at the grant date for our stock options under SFAS No. 123, Accounting for Stock-Based Compensation, our net earnings, in thousands of dollars, would have been reduced to the pro forma amounts indicated below:

	Quarter	Quarter
	Ended	Ended
	June 26,	June 28,
	2004	2003
Net earnings available to common stockholders:
As reported	$2,228	140
Total stock-based employee compensation expense determined under fair value based method for all awards	(12)	(38)

Pro forma	$2,216	102

Basic earnings available to common stockholders per share:
As reported	$0.48	0.03
Pro forma	$0.48	0.02
Diluted earnings available to common stockholders per share:
As reported	$0.38	0.02
Pro forma	$0.38	0.02

	Six Months	Six Months
	Ended	Ended
	June 26,	June 28,
	2004	2003
Net earnings available to common stockholders:
As reported	$4,354	259
Total stock-based employee compensation expense determined under fair value based method for all awards	(25)	(74)

Pro forma	$4,329	185

Basic earnings available to common stockholders per share:
As reported	$0.94	0.06
Pro forma	$0.93	0.04
Diluted earnings available to common stockholders per share:
As reported	$0.76	0.05
Pro forma	$0.75	0.04

(9) Impact of Recently Issued Accounting Standards

     FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R or the Interpretation), addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. The Interpretation was issued on December 24, 2003, and replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued on January 17, 2003. The Company has adopted Interpretation 46 with no impact on its financial statements.

     The FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. FASB Staff Position Financial Accounting Standard 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable

     Noncontrolling Interest under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, defers the effective date of Statement 150 for certain mandatorily redeemable noncontrolling interests of all entities. The Company adopted SFAS 150 as of July 1, 2003.

(10) Redeemable Preferred Stock

     Pursuant to a 1999 agreement to purchase certain assets of Worthington Custom Plastics, Inc. (“Worthington”), the Company issued 10,000 shares of its preferred stock, without par value, to Worthington. The preferred stock was mandatorily redeemable on April 15, 2004 at $1,000 per share. The preferred stock was valued at $4,250,000 at the time of the acquisition and the discount was being accreted over a five-year period using the effective yield method. The period of accretion was completed in April, 2004.

     The Company and Worthington entered into a stock redemption agreement, dated December 23, 2003, that provides for 30 monthly redemption payments of $50,000 each over a three-year period (10 payments each year in 2004, 2005 and 2006) to redeem all of the preferred stock. Each payment will redeem 333 (or 334) shares of the 10,000 shares outstanding and will result in a gain on redemption of $283,000. Redemption payments made each month during the three and six months ended June 26, 2004 resulted in the “gain on redemption of redeemable preferred stock” of $850,000 and $1,700,000, respectively, which is reported in the accompanying condensed consolidated statements of operations. If shares are not redeemed in accordance with the provisions of this agreement, the redemption price remains at $1,000 per share. As part of this agreement, all litigation between the Company and Worthington was settled and dismissed.

(11) Unbilled Receivables

     During the six months ended June 26, 2004, the Company incurred increased costs for the purchase of raw materials as a result of dynamic changes in the U.S. steel markets. The Company’s supplier agreements with key customers allow surcharges for the passthrough of the additional raw material costs. The Company has recognized as net sales, and also recognized an identical amount as cost of sales, surcharge amounts of approximately $7 million for the six months ended June 26, 2004. The Company has classified unbilled surcharges in accompanying balance sheet as “unbilled receivables”. The surcharges are generally invoiced to the Company’s customers within weeks following the month end in which those surcharges are identified.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis describes changes in the Company’s financial condition since December 31, 2003. The analysis of results of operations compares the quarters and six months ended June 26, 2004 and June 28, 2003. Any references to December 31, 2003 relate to data found in Form 10-K as filed with the Securities and Exchange Commission on March 30, 2004.

GENERAL

     We are a contract manufacturer of highly engineered metal components and subassemblies for construction, industrial and agricultural original equipment manufacturers. Our largest customers, Caterpillar Inc. and Deere & Co., accounted for approximately 85% of our net sales for the quarter and six months ended June 26, 2004, and accounted for approximately 88% and 87% of our net sales in 2003 and 2002, respectively.

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

     To take advantage of the potential for growth in 2004 and beyond, and to be able to effectively serve our customers, we must be able to ensure an adequate flow of raw materials into our production processes, be able to hire and train additional employees and be able to fund our need for new manufacturing equipment and meet our other working capital needs. Accordingly, the Company entered into a new credit facility in March, 2004, and an amendment to that facility in June, 2004, that are described below. The new credit facility (March, 2004) provided additional availability at the closing of approximately $5 million. Management believes that the new credit facility will permit the Company to meet its liquidity requirements driven by raw material, manpower and capital expenditure requirements through the term of the facility, which matures in March, 2008.

     As noted above, two customers account for a significant portion of our net sales. Caterpillar Inc. and Deere & Co. are both forecasting greater orders for fabricated parts supplied by Morton Industrial Group, Inc. for 2004. We believe that this demand is being fueled by the improved economic conditions in the United States. The Company is responding by hiring additional manpower, adding capital equipment as necessary and increasing the flow of purchased raw materials in a difficult steel market. The U.S. steel industry has restructured, consolidated and is challenged to meet growing domestic and international demand. The steel industry has been impacted by China’s growing consumption of scrap steel and coke, a raw material used in processing steel. Cosmetically sensitive sheet steel, our core commodity, is on allocation and has correspondingly seen inflationary pricing; most inflationary steel pricing becomes the responsibility of the Company’s customers.

     One of our largest customers, Caterpillar Inc., operates certain of its manufacturing facilities with United Auto Worker (UAW) employees. Caterpillar Inc. presented to the UAW, on August 5, 2004, an offer described in a press release as a “last, best and final offer”. We currently understand that a ratification vote will be held on August 15, 2004.

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

RESULTS OF OPERATIONS

Second quarter, 2004 versus second quarter, 2003

     Net sales for the quarter ended June 26, 2004 were $50.7 million compared to $34.4 million for the quarter ended June 28, 2003, an increase of $16.3 million or 47.4%. The sales increase resulted primarily from increased unit demand by existing customers of construction-related equipment components and an increase in industrial components to new customers. Our construction-related revenues increased by nearly $11.0 million for the comparable quarters and accounted for nearly two-thirds of our second quarter revenue. Industrial related revenues increased by approximately $4.5 million and agricultural-related revenues increased modestly for the comparable quarters. Sales for the quarter ended June 26, 2004 included surcharges passed through to our customers of approximately $6.0 million. Most of the revenue growth came from increased unit sales to our two largest customers, Deere & Co. and Caterpillar Inc. Based upon customer forecasts and the addition of new customers, the Company currently anticipates revenue growth for calendar year 2004 that could exceed 25% compared to calendar year 2003. Our ability to increase revenues at that rate will be subject to a number of factors, including the continuing demand that we now forecast, the availability of raw materials, principally steel, and the availability of working capital to support that growth. Recently, steel prices have increased as steel supply has tightened, due in part to the national economic recovery, China’s growing steel consumption, and reduced domestic steel production capacity. We expect that this trend will continue through the remainder of 2004, and there could be periods when steel is not available on demand. We will work with our steel suppliers to attempt to address these issues. Historically we have been able to negotiate with our customers to have them absorb increases in our raw material costs, and, as indicated in Note 11 above, we have billed certain cost increases to our customers.

     Sales to Caterpillar Inc. and Deere & Co. aggregated approximately 85% and 92% of our net sales for the second quarters of 2004 and 2003, respectively.

     Gross profit for the quarter ended June 26, 2004 was $6.1 million compared with $5.0 million for the quarter ended June 26, 2003, an increase of $1.1 million or 22.7%. The Company’s gross profit percentage decreased to 12.2% from 14.6%. Although the gross profit dollars are supported by the effect of absorbing fixed costs over a larger revenue base, as well as our continuing focus on cost savings programs including 6 Sigma and various lean manufacturing concepts, the decrease in gross profit percentage results from overtime and other labor costs due to rapid sales growth, quarter-over-quarter, in response to customer demand. The gross profit percentage is also decreased approximately 1.5% by passing through to customers, at cost with no margin, the increased steel costs described in Note 11 above. We use internal metrics to measure our success in achieving various productivity, quality, on-time delivery and profitability goals.

     Selling and administrative expenses for the quarter ended June 26, 2004 amounted to $3.5 million, or 7.0% of sales, compared with $3.3 million, or 9.7% of sales in the quarter a year ago. This decreased expense percentage relates primarily to a higher sales volume, and relatively flat selling and administrative expenses.

     Interest expense for the quarter ended June 26, 2004 amounted to $1.1 million compared to $0.9 million in the comparable quarter a year ago. This increase resulted from higher average levels of debt in 2004, as well as higher interest rates in the second quarter of 2004 vs. the second quarter of 2003. The debt increase results from the new credit facility which has provided necessary working capital for the Company’s operations, as well as higher interest rates associated with the new credit facility compared to the credit facility in place in the comparable period in 2003.

     Interest on redeemable preferred stock relates to the accretion of the discount on redeemable preferred stock for the quarter ended June 26, 2004. This classification in other expense resulted from the implementation of SFAS 150. For the first quarter of 2003, the accretion was classified as “accretion of preferred stock discount”. The accretion period ended in April, 2004.

     As a result of a preferred stock settlement agreement, the Company made three preferred stock redemption payments during the three months ended June 26, 2004, which resulted in the “gain on redemption of redeemable preferred stock” of $850,000 in the accompanying condensed consolidated statements of operations.

     For the second quarter of 2004, we recognized an income tax expense of $100,000 related to state income taxes. Related to Federal income taxes, we have utilized net operating loss carry forwards to the extent of taxable income, and decreased the valuation allowance accordingly.

     The income from discontinued operations represents the results of the operations of Mid-Central Plastics, Inc. which was sold in June 2003.

First six months, 2004 versus first six months, 2003

     Net sales for the six months ended June 26, 2004 were $90.6 million compared to $66.8 million for the six months ended June 28, 2003, an increase of $23.8 million or 35.8%. The sales increase resulted primarily from increased unit demand by existing customers of construction-related equipment components and an increase in industrial components to new customers. Our construction-related revenues increased by over $16.5 million for the comparable six month periods and accounted for nearly two-thirds of our six month revenue. Industrial related revenues increased by nearly $6.0 million and agricultural-related revenues increased modestly for the comparable periods. Sales for the six months ended June 26, 2004 included surcharges passed through to our customers of approximately $7.0 million. Most of the revenue growth came from increased unit sales to our two largest customers, Deere & Co. and Caterpillar Inc.

     Sales to Caterpillar Inc. and Deere & Co. aggregated approximately 85% and 91% of our net sales for the first six months of 2004 and 2003, respectively.

     Gross profit for the six months ended June 26, 2004 was $11.7 million compared with $9.6 million for the six months ended June 26, 2003, an increase of $2.1 million or 21.4%. The Company’s gross profit percentage decreased to 12.9% from 14.4%. Although the gross profit dollars are supported by the effect of absorbing fixed costs over a larger revenue base, as well as our continuing focus on cost savings programs including 6 Sigma and various lean manufacturing concepts, the decrease in gross profit percentage results from overtime and other labor costs due to rapid sales growth, quarter-over-quarter, in response to customer demand. The gross profit percentage is also decreased approximately 1.0% by passing through to customers, at cost with no margin, the increased steel costs described in Note 11 above. We use internal metrics to measure our success in achieving various productivity, quality, on-time delivery and profitability goals.

     Selling and administrative expenses for the six months ended June 26, 2004 amounted to $7.0 million, or 7.7% of sales, compared with $6.6 million, or 10.0% of sales in the comparable period a year ago. This decreased expense percentage relates primarily to a higher sales volume, and relatively flat selling and administrative expenses.

     Interest expense for the six months ended June 26, 2004 amounted to $1.7 million compared to $1.9 million in the comparable period a year ago. This increase results from a combination of changing factors in the two quarter of 2004. During the first quarter of 2004 compared to the first quarter of 2003, the Company had lower average debt levels and comparable interest rates. Resulting from the March 2004 financing transaction, the Company experienced higher average levels of debt in the second quarter of 2004, as well as higher interest rates in the second quarter of 2004 vs. the second quarter of 2003. The debt increase results from the new credit facility which has provided necessary working capital for the Company’s operations.

     Interest on redeemable preferred stock relates to the accretion of the discount on redeemable preferred stock for the six months ended June 26, 2004. This classification in other expense resulted from the implementation of SFAS 150. For the first six months of 2003, the accretion was classified as “accretion of preferred stock discount”. The accretion period ended in April, 2004.

     As a result of the preferred stock settlement agreement, the Company made six preferred stock redemption payments during the six months ended June 26, 2004, which resulted in the “gain on redemption of redeemable preferred stock” of $1,700,000 in the accompanying condensed consolidated statements of operations.

     For the first six months of 2004, we recognized an income tax expense of $150,000 related to state income taxes. Related to Federal income taxes, we have utilized net operating loss carry forwards to the extent of taxable income, and decreased the valuation allowance accordingly.

     The income from discontinued operations represents the results of the operations of Mid-Central Plastics, Inc. which was sold in June 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have funded our business with cash flows from operations, management of our working capital and borrowings under revolving credit and term loan facilities.

     Our consolidated working capital at June 26, 2004 was $7.5 million compared to a deficit of $6.8 million at December 31, 2003. This represents an increase in working capital of approximately $14.3 million. This working capital increase results primarily from a March 26, 2004 refinancing described below, and the growth of inventories and accounts receivable classified as current assets.

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

     On June 23, 2004, the Company entered into the First Amendment to the Second Amended and Restated Credit Agreement and also on June 23, 2004, entered into an Amended and Restated Note and Warrant Purchase Agreement with BMO Nesbitt Burns Capital (U.S.) Inc., As Agent. The effect of the June 23, 2004 amendments was to increase the amount due to BMO Nesbitt Burns Capital (U.S.) Inc., As Agent, by $2,000,000, reduce the four-year secured term loan described below by $1,000,000 and reduce the secured revolving credit facility described below by $1,000,000.

     Under the terms of the new agreements and amendments, the Company has:

     1) A 4-year secured term loan in the amount of $21 million with variable rate interest; principal payments are due in quarterly installments of $500,000 beginning June 30, 2004 through March 31, 2005 and due in quarterly installments of $750,000 beginning June 30, 2005 through December 31, 2007 with the balance of $10,750,000 due on March 31, 2008. The Company has entered into an interest rate protection contract (swap agreement) on $10,750,000 of the term loan effective June 30, 2004.

     2) A secured revolving credit facility with a limit of $18 million, with variable rate interest, and with an initial revolving credit balance of $8.7 million, and with initial availability of $5.4 million as of March 26, 2004. At June 26, 2004, the Company has a revolving credit balance of $13.9 million and availability of $4.1 million (based on an $18 million limit). The balance is due March 31, 2008. The amount available under the revolving credit facility is limited to 85% of eligible accounts receivable and 60% of eligible inventory. The facility requires a commitment fee of 0.50% per annum on the unused portion of the facility.

     At the Company’s option, for both the secured term loan and the secured revolving credit facility, interest will be at either a bank base rate plus applicable margin, or an adjusted LIBOR plus a LIBOR margin. At inception, the bank rate plus applicable margin is 6.75% and the adjusted LIBOR plus a LIBOR margin is 5.35%. At June 26, 2004, and in connection with the June 23, 2004 amendments, those rates are the same as at inception. Also, under the swap agreement referenced above, the adjusted LIBOR rate plus the applicable LIBOR margin is 7.72% as of June 26, 2004. The swap agreement does not qualify as a hedge under SFAS 133; accordingly, mark-to-market adjustments related to that swap agreement could impact interest expense during the term of the swap agreement, which expires March 31, 2008.

     3) A senior secured subordinated note in the amount of $12 million bearing cash interest of 12% and payment-in-kind interest of 4% with no principal amortization, and the balance due March 26, 2009. This debt is subordinated to the secured term loan and the revolving credit facility with respect to both payment and lien priority.

     Related to the senior secured subordinated note, on March 26, 2004 the Company issued 545,467 warrants to purchase shares of its Class A Common Stock for $0.02 per share; these warrants expire March 26, 2014. The warrant holder may exercise the warrants at any time. The warrants may be put to the Company, at the then fair market value, at the earlier of: a) five years from the date of issue; b) a change of control; c) a default on the senior secured subordinated loan; d) a prepayment of 75% or more of the original principal balance of the senior secured subordinated loan.

     The Company has estimated the fair value of the warrants at the date of issue, and at June 26, 2004, to be $1.5 million, and has reported that amount as warrants payable and as debt discount in the accompanying Condensed Consolidated Balance Sheets. The debt discount is being amortized using the effective yield method over 5 years, the term of the related senior secured subordinated note. The Company will update, on a quarterly basis, the fair value of the warrants and record changes in the fair value, if any, as interest expense.

     The stock purchase warrant includes provisions that will reduce the 545,467 warrants that can be put to the Company if a) a change of control occurs prior to 5 years from the date of issue and the Company achieves specified net equity levels; or b) if a change of control has not occurred prior to 5 years from the date of issue and the Company achieves specified EBITDA (earnings before interest, taxes, depreciation and amortization) levels. The number of warrants could be reduced to several levels, but no lower than 290,278.

     In connection with these loans, the Company has granted the lenders a lien on all of the Company’s accounts receivable, inventory, equipment, land and buildings, and various other assets. These agreements contain restrictions on capital expenditures, additional debt or liens, investments, mergers and acquisitions, asset sales and payments such as dividends or stock repurchases. These agreements also impose various financial covenants, including financial performance ratios. Fees associated with the March 26, 2004 and June 23, 2004 transactions, including underwriting and legal fees, were approximately $1.75 million, paid at the respective closings.

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

Preferred Stock

     Pursuant to a 1999 agreement to purchase certain assets of Worthington Custom Plastics, Inc. (“Worthington”), the Company issued 10,000 shares of its preferred stock, without par value, to Worthington. The preferred stock was mandatorily redeemable on April 15, 2004 at $1,000 per share. The Company and Worthington have entered into a stock redemption agreement, dated December 23, 2003, that provides for 30 monthly redemption payments of $50,000 each over a three-year period (10 payments each year in 2004, 2005 and 2006) to fully redeem the preferred stock. Each $50,000 payment and redemption of 333 (or 334) shares reduces the $10 million face value of the redeemable preferred stock by $333,000 (or $334,000). If shares are not redeemed in accordance with the provisions of this agreement, the redemption price remains at $1,000 per share.

Capital Expenditures

     We incurred $3.0 million of capital expenditures during the first six months of 2004, including approximately $1.8 million related to expansion activities and approximately $1.2 million for the normal update and replacement of manufacturing equipment.

     We estimate that our capital expenditures in 2004 will total approximately $5.0 million, of which $2.0 will be for expansion activities and the remaining $3.0 million will be for the normal update and replacement of manufacturing equipment.

Significant Cash Commitments

     The Company has significant future cash commitments, primarily scheduled debt payments and scheduled lease payments.

     The following table summarizes the Company’s contractual obligations at June 26, 2004:

	Payments Due by Period
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
			(In thousands)
Bank indebtedness Term loan	$21,000	$2,000	$9,000	$10,000	$—
Revolving line of credit	13,900	—	—	13,900	—
Senior subordinated debt	12,107	—	—	12,107	—
Other debt obligations	1,865	533	1,208	124	—
Operating leases	22,966	6,826	13,450	2,692	—
Preferred stock redemption	1,200	500	700	—	—

Total contractual cash obligations	$73,038	$9,859	$24,358	$38,823	$—

     Under its bank credit facility, the Company had $618,000 standby letters of credit outstanding at June 26, 2004 in connection with lease obligations. Management expects that cash flows from operations, working capital management and availability under its new bank revolving line of credit will permit us to meet our liquidity requirements through the term of the credit facility.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R or the Interpretation), addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. The Interpretation was issued on December 24, 2003, and replaces

FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued on January 17, 2003. The Company has adopted Interpretation 46 with no impact on its financial statements.

     The FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. FASB Staff Position Financial Accounting Standard 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interest under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, defers the effective date of Statement 150 for certain mandatorily redeemable noncontrolling interests of all entities. The Company adopted SFAS 150 as of July 1, 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company uses variable-rate debt to finance its operations. The debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management has entered into an interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. The swap changes the variable-rate cash flow exposure on certain debt obligations to fixed cash flows. Under the terms of the interest rate swap, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed rate debt on a portion of its term loan. The Company entered into a swap arrangement effective June 30, 2004, that will fix the interest rate on approximately 50% of the Company’s term loan described above.

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

     Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can only be reasonable assurance that any design will succeed in achieving its stated goals under all potential future conditions. It is the responsibility of the Company's management to assess and remedy any such development.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is involved in routine litigation. Management does not believe any legal proceedings would have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES

     On March 26, 2004, the Company issued its senior subordinated lender warrants to purchase 545,467 shares of its Class A Common Stock at an exercise price of $0.02 per share. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The Company issued the warrants in consideration of the holders advancing funds under the senior secured subordinated note described above. The warrant holder may exercise the warrants at any time. These warrants expire March 26, 2014. These warrants may be put to the Company, at the then fair market value, five years from the date of issue, or upon change of control or upon a default on the senior secured subordinated loan. The June 23, 2004 credit facility amendments had no impact on the number of warrants.

     The 238,584 warrants previously outstanding were surrendered by the holders of those warrants on March 26, 2004.

     Under the terms of our agreement with our senior secured lender, no amounts are available for the payment of dividends at June 26, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Morton Industrial Group, Inc., held its Annual Meeting on June 8, 2004 to:

1.	Elect three directors to serve for one-year terms until the Annual Meeting of Shareholders in 2005.

2.	Consider and act upon a proposal to ratify the selection of KPMG, LLP as independent auditors of the Company for 2004.

     The results of the shareholders’ votes on each of these matters appear in the following tables.

     Election of Directors:

	For	Against	Abstained	Total
William D. Morton	4,683,226	12,222	—	4,695,448
Fred W. Broling	4,683,263	12,185	—	4,695,448
Mark W. Mealy	4,683,147	12,301	—	4,695,448

     Ratification of Selection of Independent Auditor:

	For	Against	Abstained	Total
KPMG LLP	4,650,149	44,416	883	4,695,448

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A) Exhibits

11.	The computation can be determined from this report.
31.1	Certification pursuant to Rule 13a-14(a)
31.2	Certification pursuant to Rule 13a-14(a)
32.1	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	First Amendment to Second Amended and Restated Credit Agreement
99.2	Amended and Restated Note and Warrant Purchase Agreement

     (B) Reports on Form 8-K.

     Form 8-K dated May 14, 2004 reporting results of operations for the quarter ended March 27, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORTON INDUSTRIAL GROUP, INC.

By: /s/ Daryl R. Lindemann
Daryl R. Lindemann
Chief Financial Officer

Dated: August 6, 2004