Form 10-Q
period 2004-09-25
MORTON INDUSTRIAL GROUP INC
filed 2004-11-08
CIK 64247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 25, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
October 22, 2004
Class A Common Stock, $.01 par value	4,560,547
Class B Common Stock, $.01 par value	100,000

ITEM 1. FINANCIAL STATEMENTS

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 25, 2004 and September 27, 2003
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Net sales	$46,146	31,452	136,772	98,230
Cost of sales	40,828	27,389	119,800	84,566

Gross profit	5,318	4,063	16,972	13,664

Operating expenses:
Selling expenses	802	728	2,389	2,141
Administrative expenses	2,727	2,449	8,094	7,656

Total operating expenses	3,529	3,177	10,483	9,797

Operating income	1,789	886	6,489	3,867

Other income (expense):
Interest expense	(1,405)	(612)	(3,135)	(2,481)
Interest on redeemable preferred stock	—	(213)	(249)	(213)
Gain on redemption of preferred stock	566	—	2,266	—
Other	40	45	123	382

Total other income (expense)	(799)	(780)	(995)	(2,312)

Earnings before income taxes and discontinued operations	990	106	5,494	1,555
Income taxes	25	—	175	560

Earnings before discontinued operations	965	106	5,319	995

Discontinued operations:
Net earnings from operations of discontinued plastics operations	—	—	—	140
Income taxes	—	—	—	55

	—	—	—	85

Net earnings	965	106	5,319	1,080
Accretion of discount on preferred shares	—	—	—	(715)

Net earnings available to common stockholders	$965	106	5,319	365

Earnings per common share — basic:
Earnings from continuing operations	$0.20	0.02	1.14	0.08
Earnings from discontinued operations	—	—	—	—

Net earnings available to common stockholders	$0.20	0.02	1.14	0.08

Earnings per common share — diluted:
Earnings from continuing operations	$0.15	0.02	0.91	0.05
Earnings from discontinued operations	—	—	—	0.02

Net earnings available to common stockholders	$0.15	0.02	0.91	0.07

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
September 25, 2004 and December 31, 2003
(Dollars in thousands)

	September 25, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Trade accounts receivable, less allowance for doubtful accounts of $240 in 2004 and $202 in 2003	$12,630	7,253
Unbilled receivables	2,778	—
Note receivable	—	100
Inventories	19,037	13,863
Prepaid expenses and other current assets	2,179	1,087
Deferred income taxes	1,600	1,600

Total current assets	38,224	23,903

Property, plant, and equipment, net	22,706	22,432
Note receivable	1,102	1,183
Intangible assets, at cost, less accumulated amortization	2,270	1,100
Other assets	74	204

	$64,376	48,822

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Outstanding checks in excess of bank balance	$1,606	943
Current installments of long-term debt	3,523	6,210
Accounts payable	21,618	17,343
Accrued expenses	5,112	5,450
Income taxes payable	25	275
Redeemable preferred stock	500	500

Total current liabilities	32,384	30,721
Long-term debt, excluding current installments	41,697	32,331
Other liabilities	118	118
Redeemable preferred stock	6,836	9,250
Warrants payable	1,620	—

Total liabilities	82,655	72,420

Stockholders’ equity (deficit):
Class A common stock	46	46
Class B common stock	1	1
Additional paid-in capital	20,895	20,895
Accumulated deficit	(39,221)	(44,540)

Total stockholders’ equity (deficit)	(18,279)	(23,598)

	$64,376	48,822

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 25, 2004 and September 27, 2003
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 25, 2004	September 27, 2003
Net cash provided by (used in) operating activities	$(2,312)	4,254

Cash flows from investing activities:
Proceeds from sale of business	—	4,800
Proceeds from sale of equipment	30	—
Cash received on notes receivable	100	99
Capital expenditures	(4,217)	(2,629)

Net cash provided by (used in) investing activities	(4,087)	2,270

Cash flows from financing activities:
Increase in checks issued in excess of bank balance	663	1,777
Net borrowings (repayments) on revolving debt	6,418	(4,650)
Principal payments on long-term debt and capital leases	(2,882)	(3,351)
Retirement of revolving debt in connection with refinancing	(14,650)	—
Retirement of term debt in connection with refinancing	(22,153)	—
Proceeds from issuance of revolving debt	7,200	—
Proceeds from issuance of long-term debt	34,000	—
Redemption of preferred stock	(400)	—
Debt issuance costs	(1,797)	(300)

Net cash provided by (used in) financing activities	6,399	(6,524)

Net change in cash	—	—
Cash at beginning of period	—	—

Cash at end of period	$—	—

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,447	2,452

Income taxes	$387	—

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)
For the Nine Months Ended September 25, 2004
(Dollars in thousands)
(Unaudited)

	Class A		Class B
	common stock		common stock
					Additional
	Shares		Shares		paid-in	Accumulated
	issued	Amount	issued	Amount	capital	(deficit)	Total
Balance, December 31, 2003	4,560,547	$46	100,000	$1	$20,895	$(44,540)	$(23,598)
Net earnings available to common stockholders	—	—	—	—	—	5,319	5,319

Balance, September 25, 2004	4,560,547	$46	100,000	$1	$20,895	$(39,221)	$(18,279)

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 25, 2004 and September 27, 2003
(Unaudited)

(1) Nature of Business

     Through our operating subsidiaries, we are a contract manufacturer and supplier of high-quality fabricated sheet metal components and subassemblies for construction, industrial and agricultural original equipment manufacturers located primarily in the Midwestern and Southeastern United States.

(2) Interim Financial Data

     The Condensed Consolidated Financial Statements at September 25, 2004, and for the three and nine months ended September 25, 2004 and September 27, 2003, are unaudited and reflect all adjustments, consisting of normal recurring accruals and other adjustments which, in the opinion of our management, are necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods indicated. Our fiscal quarters end on a Saturday (nearest to a quarter end) except for the fourth quarter which ends on December 31. For the quarter ended September 25, 2004 there were 63 shipping days and for the quarter ended September 27, 2003 there were 64 shipping days. For the nine months ended September 25, 2004, there were 187 shipping days, and for the nine months ended September 27, 2003, there were 189 shipping days. Results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal year. You should read the condensed consolidated financial statements in connection with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations of Morton Industrial Group, Inc. contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 30, 2004.

(3) Discontinued Operations

     The results from discontinued operations for the nine months ended September 27, 2003 reflect the results of Mid-Central Plastics, Inc., for the period from January 1, 2003 through June 20, 2003, the date on which those operations were sold.

     Resulting from that sale is a note receivable of $1,100,000 due June 20, 2006 which bears interest at 15% per annum. Interest for the period of June 20, 2003 through June 20, 2004 was 15% payment-in-kind, with interest payable monthly in cash beginning in July 2004. The buyer prepaid $165,000 in September 2004 (an amount equal to the payment-in-kind interest). This amount had previously been recorded as interest income. The note receivable, due from the buyer, is subordinate to required payments due by the buyer to its senior secured lender. Payments received by the Company are assigned to Harris Trust and Savings Bank, As Agent, the Company’s senior secured lender.

(4) Inventories

     The Company’s inventories, in thousands of dollars, at September 25, 2004, and December 31, 2003, are summarized as follows:

	September 25,	December 31,
	2004	2003
Raw materials, purchased parts and manufactured
Components	$8,758	$4,915
Work-in-process	4,634	3,521
Finished goods	5,645	5,427

	$19,037	$13,863

(5) Earnings Per Share

     The following reflects the reconciliation of the components of the basic and diluted earnings per common share computations:

	Quarter Ended September 25, 2004			Quarter Ended September 27, 2003
	Earnings	Shares	Per Share	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings available to common stockholders	$965,000	4,660,547	$0.20	$106,000	4,660,547	$0.02
Effect of dilutive securities, stock options and warrants	—	1,321,752	(0.05)	—	633,981	—

Diluted earnings available to common stockholders	$965,000	5,982,299	$0.15	$106,000	5,294,528	$0.02

	Nine Months Ended September 25, 2004			Nine Months Ended September 27, 2003
	Earnings	Shares	Per Share	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings available to common stockholders	$5,319,000	4,660,547	$1.14	$365,000	4,660,547	$0.08
Effect of dilutive securities, stock options and warrants	—	1,191,165	(0.23)	—	458,328	(0.01)

Diluted earnings available to common stockholders	$5,319,000	5,851,712	$0.91	$365,000	4,889,110	$0.07

     For the quarter and nine months ended September 27, 2003, options and warrants not “in-the-money” aggregating 304,685 and 236,982 shares, respectively, were excluded from the computation of diluted earnings per share. No options or warrants were excluded from the computation of diluted earnings for the quarter and nine months ended September 25, 2004.

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

     On June 23, 2004, the Company entered into the First Amendment to the Second Amended and Restated Credit Agreement and also on June 23, 2004, entered into an Amended and Restated Note and Warrant Purchase Agreement with BMO Nesbitt Burns Capital (U.S.) Inc., As Agent. The effect of the June 23, 2004 amendments was to increase the amount due to BMO Nesbitt Burns Capital (U.S.) Inc., As Agent, by $2,000,000, reduce the balance outstanding under the four-year secured term loan described below by $1,000,000 and reduce the balance outstanding under the secured revolving credit facility described below by $1,000,000.

     Under the terms of the new agreements and amendments, effective as of June 23, 2004, and as of September 25, 2004, the Company has:

     1) A four-year secured term loan in the amount of $21 million with variable rate interest; principal payments are due in quarterly installments of $500,000 which began June 30, 2004 and continue through March 31, 2005 and due in quarterly installments of $750,000 beginning June 30, 2005 through December 31, 2007 with the balance of $10,667,500 due on March 31,

2008. A mandatory principal payment of $82,500 (one-half of the prepayment received as described above in Note 3) was made in September 2004.

     2) A secured revolving credit facility with a limit of $18 million, with variable rate interest, with an initial revolving credit balance of $8.7 million, and with initial availability of $5.4 million as of March 26, 2004. At September 25, 2004, the Company has a revolving credit balance of $12.2 million and availability of $5.1 million. The balance is due March 31, 2008. The amount available under the revolving credit facility is limited to 85% of eligible accounts receivable and 60% of eligible inventory. The facility requires a commitment fee of 0.50% per annum on the unused portion of the facility.

     At the Company’s option, for both the secured term loan and the secured revolving credit facility, interest will be at either a bank base rate plus applicable margin, or an adjusted LIBOR plus a LIBOR applicable margin. At inception, the bank rate plus applicable margin was 6.75% and the adjusted LIBOR plus a LIBOR applicable margin was 5.35%. At September 25, 2004, those rates were 7.25% and 5.87%, respectively.

     The Company entered into a swap agreement effective June 30, 2004 on $10,750,000 (the original notional amount) of its term debt. Under this agreement, the Company pays a fixed LIBOR rate of 3.72% on the notional amount, which is payable quarterly. In accordance with the term loan agreement, the Company also pays an interest margin which adjusts in steps based on achieved operating and leverage metrics (4.25% during 2004). The notional amount for the period from June 30 through September 30, 2004 was $10,750,000. The swap agreement expires March 31, 2008. As described in Item 3 below, the swap agreement is for the purpose of limiting the effects of interest rate increases on approximately one-half of the Company’s variable rate term debt. Quarterly, the Company determines the fair value of the swap agreement. As of September 25, 2004, and for the three months then ended, the Company recorded interest expense of $135,000, and a corresponding liability, to “mark-to-market” the fair value of the swap agreement.

     3) A senior secured subordinated note in the amount of $12 million bearing cash interest of 12% and payment-in-kind interest of 4% with no principal amortization, and the balance due March 26, 2009. This debt is subordinated to the secured term loan and the revolving credit facility with respect to both payment and lien priority.

     Related to the senior secured subordinated note, on March 26, 2004 the Company issued 545,467 warrants to purchase shares of its Class A Common Stock for $0.02 per share; these warrants expire March 26, 2014. The warrant holder may exercise the warrants at any time. The warrants may be put to the Company, at the then fair market value, at the earlier of: a) five years from the date of issue; b) a change of control; c) a default on the senior secured subordinated loan; or d) a prepayment of 75% or more of the original principal balance of the senior secured subordinated loan.

     The Company estimated the fair value of the warrants at the date of issue, and as of September 25, 2004 to be $1.5 million, and $1.62 million, respectively. The $1.62 million estimate is reported as warrants payable in the accompanying Condensed Consolidated Balance Sheets. The fair value at the date of issue was recorded as debt discount, and is being amortized using the effective yield method over 5 years, the term of the related senior secured subordinated note. The Company updates, on a quarterly basis, the fair value of the warrants and records changes in the fair value, if any, as interest expense.

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

     In connection with these loans, the Company has granted the lenders a lien on all of the Company’s accounts receivable, inventory, equipment, land and buildings, and various other assets. These agreements contain restrictions on capital expenditures, additional debt or liens, investments, mergers and acquisitions, asset sales and payments such as dividends or stock repurchases. These agreements also impose various financial covenants, including financial performance ratios. Fees associated with the March 26, 2004 and June 23, 2004 transactions, including underwriting and legal fees, totaled approximately $1.75 million, paid at the respective closings.

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

     The per share weighted-average fair value of stock options granted during the nine months ended September 27, 2003 was $0.13 at the date of grant based on the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0%, risk-free interest rate of 6%, volatility of 91%, and an expected life of 10 years. No options were granted during the nine months ended September 25, 2004.

     Had we determined compensation cost based on the fair value at the grant date for our stock options under Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, our net earnings, in thousands of dollars, would have been reduced to the pro forma amounts indicated below:

	Quarter Ended	Quarter Ended
	September 25, 2004	September 27, 2003
Net earnings available to common stockholders:
As reported	$965	106
Total stock-based employee compensation expense determined under fair value based method for all awards	(12)	(20)

Pro forma	$953	86

Basic earnings available to common stockholders per share:
As reported	$0.20	0.02
Pro forma	$0.20	0.02
Diluted earnings available to common stockholders per share:
As reported	$0.15	0.02
Pro forma	$0.15	0.02

	Nine Months	Nine Months
	Ended	Ended
	September 25, 2004	September 27, 2003
Net earnings available to common stockholders:
As reported	$5,319	365
Total stock-based employee compensation expense determined under fair value based method for all awards	(36)	(94)

Pro forma	$5,283	271

Basic earnings available to common stockholders per share:
As reported	$1.14	0.08
Pro forma	$1.13	0.06
Diluted earnings available to common stockholders per share:
As reported	$0.91	0.07
Pro forma	$0.90	0.05

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

The FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. FASB Staff Position Financial Accounting Standard 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily RedeemableNoncontrolling Interest under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, defers the effective date of Statement 150 for certain mandatorily redeemable noncontrolling interests of all entities. The Company adopted SFAS 150 as of July 1, 2003, and that adoption had the following classification impact on the Company’s financial statements:

(i)	Redeemable preferred stock, previously reported as neither a liability nor as equity, is classified as a liability, and

(ii)	The expense reported in previous periods as “accretion of discount on preferred shares” is classified as “interest on redeemable preferred stock”.

(10) Redeemable Preferred Stock

     Pursuant to a 1999 agreement to purchase certain assets of Worthington Custom Plastics, Inc. (“Worthington”), the Company issued 10,000 shares of its preferred stock, without par value, to Worthington. The preferred stock was mandatorily redeemable on April 15, 2004 at $1,000 per share. The preferred stock was valued at $4,250,000 at the time of the acquisition and the discount was being accreted over a five-year period using the effective yield method. The period of accretion was completed in April 2004.

     The Company and Worthington entered into a stock redemption agreement, dated December 23, 2003, that provides for 30 monthly redemption payments of $50,000 each over a three-year period (10 payments each year in 2004, 2005 and 2006) to redeem all of the preferred stock. Each payment will redeem 333 (or 334) shares of the 10,000 shares outstanding and will result in a gain on redemption of $283,000. Redemption payments made each month during the three and nine months ended September 25, 2004 resulted in the “gain on redemption of redeemable preferred stock” of $566,000 and $2,266,000, respectively, which is reported in the accompanying condensed consolidated statements of operations. If shares are not redeemed in accordance with the provisions of this agreement, the redemption price remains at $1,000 per share. As part of this agreement, all litigation between the Company and Worthington was settled and dismissed.

(11) Unbilled Receivables

     During the nine months ended September 25, 2004, the Company incurred increased costs for the purchase of raw materials as a result of dynamic changes in the U.S. steel markets. The Company’s supplier agreements with key customers allow surcharges for the passthrough of the additional raw material costs. The Company has recognized as net sales, and also recognized an identical amount as costof sales, surcharge amounts of approximately $12.4 million for the nine months ended September 25, 2004. The Company has classified unbilled surcharges in the accompanying condensed consolidated balance sheet as “unbilled receivables”. The surcharges are generally invoiced to the Company’s customers within weeks following the month end in which the related product is sold. As of September 25, 2004, the unpaid amount of surcharges included in accounts receivable is $1.9 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis describes changes in the Company’s financial condition since December 31, 2003. The analysis of results of operations compares the quarters and nine months ended September 25, 2004 and September 27, 2003. Any references to December 31, 2003 relate to data found in Form 10-K as filed with the Securities and Exchange Commission on March 30, 2004.

GENERAL

     We are a contract manufacturer of highly engineered metal components and subassemblies for construction, industrial and agricultural original equipment manufacturers. Our largest customers, Caterpillar Inc. and Deere & Co., accounted for approximately 85% of our net sales for the nine months ended September 25, 2004, and accounted for approximately 88% and 87% of our net sales in 2003 and 2002, respectively.

     Historically, the Company has been a fabricator of sheet metal products. Subsequent to a merger in January 1998, when the Company became a publicly-traded entity, the Company acquired six facilities that fabricated either injection molded or thermoformed plastic components. We acquired two of the plastics fabrication facilities separately in 1998 and four together in 1999. We sold one of the plastics fabrication facilities acquired in 1998 at the end of 1999. The four plastics fabrication facilities acquired together in 1999 were sold in December 2002. These four facilities, operating as Morton Custom Plastics, LLC, were incurring significant losses and filed for protection as debtor-in-possession under Chapter 11 of the United States Bankruptcy Code. At the time of the sale of Morton Custom Plastics, LLC, the Company determined that is was appropriate to focus solely on its core competency, sheet metal fabrication, and offered for sale its remaining plastics fabrication facility, which we sold in June, 2003. In the Company’s accompanying financial statements, all of the plastics fabrication operating results are reported as discontinued operations.

     As a part of the 1999 plastics facilities acquisition, the Company issued $10 million of redeemable preferred stock with a maturity date of April 2004. The Company negotiated a settlement in December 2003 with the holder of the preferred stock, and began making redemption payments in January 2004. If the redemption payments are paid according to the terms of the settlement agreement, the payments will aggregate $1.5 million over a three-year period ending in 2006.

     Since June 2003, the Company has focused solely on its core business, sheet metal fabrication (the Company’s continuing operations). The Company recognized earnings of over $1.2 million from its continuing operations in 2003, but had incurred losses from its continuing operations in 2001 and 2002 when demand by the Company’s customers was depressed. These losses from continuing operations as well as the acquisition and subsequent disposition of certain plastics facilities created pressure on our liquidity.

     To take advantage of the potential for growth in 2004 and beyond, and to be able to effectively serve our customers, we must be able to ensure an adequate flow of raw materials into our production processes, be able to hire and train additional employees and be able to fund our need for new manufacturing equipment and meet our other working capital needs. Accordingly, the Company entered into a new credit facility in March 2004, and an amendment to that facility in June 2004 that are described below. The new credit facility (March 2004) provided additional availability at the closing of approximately $5 million, and $1 million additional availability under the June 2004 amendment. Management believes that the new credit facility will permit the Company to meet its liquidity requirements driven by raw material, manpower and capital expenditure requirements through the term of the facility, which matures in March 2008.

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

     One of our largest customers, Caterpillar Inc., operates certain of its manufacturing facilities with United Auto Worker (UAW) employees. Caterpillar Inc. presented to the UAW, on August 5, 2004, an offer described in a press release as a “last, best and final offer”. Based upon newspaper reports, the UAW rejected the Caterpillar, Inc. final offer. Members of the UAW are working without a contract as of the date of this report.

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

RESULTS OF OPERATIONS

Third quarter, 2004 versus third quarter, 2003

     Net sales for the quarter ended September 25, 2004 were $46.1 million compared to $31.5 million for the quarter ended September 27, 2003, an increase of $14.6 million or 46.7%. The volume portion of the sales increase, totaling approximately $9.2 million, resulted primarily from increased unit demand by existing customers of construction-related equipment components and an increase in industrial components to new customers. Our construction-related revenues increased by approximately $6.4 million for the comparable quarters and accounted for nearly 65% of our third quarter revenue. Industrial related revenues increased by approximately $2.1 million and agricultural-related revenues increased modestly for the comparable quarters. In addition, sales for the quarter ended September 25, 2004 included surcharges passed through to our customers of approximately $5.4 million. Most of the revenue growth came from increased unit sales to our two largest customers, Deere & Co. and Caterpillar Inc. Based upon customer forecasts and the addition of new customers, the Company currently anticipates revenue growth for calendar year 2004 that could exceed 25% compared to calendar year 2003 (excluding revenue related to surcharges). Our ability to increase revenues at that rate is subject to a number of factors, including the continuing demand that we now forecast, the availability of raw materials, principally steel, and the availability of working capital to support that growth. Over the past three quarters, steel prices have increased as steel supply has tightened, due in part to the national economic recovery, China’s growing steel consumption, and reduced domestic steel production capacity. We expect that this trend will continue through the remainder of 2004 and into 2005, and there could be periods when steel is not available on demand. We will work with our steel suppliers to attempt to address these issues. Historically we have been able to negotiate with our customers to have them absorb increases in our raw material costs, and, as indicated in Note 11 above, we have billed certain cost increases to our customers.

     Sales to Caterpillar Inc. and Deere & Co. aggregated approximately 89% and 85% of our net sales for the third quarters of 2004 and 2003, respectively.

     Gross profit for the quarter ended September 25, 2004 was $5.3 million compared with $4.1 million for the quarter ended September 27, 2003, an increase of $1.2 million or 30.9%. The Company’s gross profit percentage decreased to 11.5% from 12.9%. Although the gross profit dollars are supported by the effect of absorbing fixed costs over a larger revenue base, as well as our continuing focus on cost savings programs including 6 Sigma and various lean manufacturing concepts, the decrease in gross profit percentage results from overtime and other labor costs due to rapid sales growth, quarter-over-quarter, in response to customer demand. The gross profit percentage is also decreased approximately 1.6% by passing through to customers, at cost with no margin, the increased steel costs described in Note 11 above. We use internal metrics to measure our success in achieving various productivity, quality, on-time delivery and profitability goals.

     Selling and administrative expenses for the quarter ended September 25, 2004 amounted to $3.5 million, or 7.6% of sales, compared with $3.2 million, or 10.1% of sales in the same quarter a year ago. This decreased expense percentage relates primarily to a higher sales volume, and relatively flat selling and administrative expenses.

     Interest expense for the quarter ended September 25, 2004 amounted to $1.4 million compared to $0.6 million in the comparable quarter a year ago. This increase resulted from higher average levels of debt in 2004, as well as higher interest rates in the third quarter of 2004 vs. the third quarter of 2003. The debt increase results from the new credit facility which has provided necessary working capital for the Company’s operations, as well as higher interest rates associated with the new credit facility compared to the credit facility in place in the comparable period in 2003. Interest expense for the quarter ended September 25, 2004 also includes: (i) $135,000 of a mark-to-market adjustment on its interest rate swap agreements as described above; (ii) $75,000 of debt discount amortization; and (iii) a $60,000 adjustment related to the valuation of the warrants liability.

     As a result of a preferred stock settlement agreement, the Company made two preferred stock redemption payments during the three months ended September 25, 2004, which resulted in the “gain on redemption of redeemable preferred stock” of $566,000 in the accompanying condensed consolidated statements of operations.

     For the third quarter of 2004, we recognized income tax expense of $25,000 related to state income taxes. For Federal income taxes, we have utilized net operating loss carry forwards to the extent of taxable income, and decreased the valuation allowance accordingly.

First nine months, 2004 versus first nine months, 2003

     Net sales for the nine months ended September 25, 2004 were $136.8 million compared to $98.2 million for the nine months ended September 27, 2003, an increase of $38.6 million or 39.2%. The volume portion of the sales increase, totaling approximately $26.2 million, resulted primarily from increased unit demand by existing customers of construction-related equipment components and an increase in industrial components to new customers. Our construction-related revenues increased by over $19.1 million for the comparable nine month periods and accounted for nearly 64% of our nine month revenue. Industrial related revenues increased by nearly $7.9 million and agricultural-related revenues increased modestly for the comparable periods. In addition, sales for the nine months ended September 25, 2004 included surcharges passed through to our customers of approximately $12.4 million. Most of the revenue growth came from increased unit sales to our two largest customers, Deere & Co. and Caterpillar Inc.

     Sales to Caterpillar Inc. and Deere & Co. aggregated approximately 85% and 89% of our net sales for the first nine months of 2004 and 2003, respectively.

     Gross profit for the nine months ended September 25, 2004 was $17.0 million compared with $13.7 million for the nine months ended September 25, 2003, an increase of $3.3 million or 24.2%. The Company’s gross profit percentage decreased to 12.4% from 13.9%. Although the gross profit dollars are supported by the effect of absorbing fixed costs over a larger revenue base, as well as our continuing focus on cost savings programs including 6 Sigma and various lean manufacturing concepts, the decrease in gross profit percentage results from overtime and other labor costs due to rapid sales growth in response to customer demand. The gross profit percentage is also decreased approximately 1.3% by passing through to customers, at cost with no margin, the increased steel costs described in Note 11 above.

     Selling and administrative expenses for the nine months ended September 25, 2004 amounted to $10.5 million, or 7.7% of sales, compared with $9.8 million, or 10.0% of sales in the comparable period a year ago. This decreased expense percentage relates primarily to a higher sales volume, and relatively flat selling and administrative expenses.

     Interest expense for the nine months ended September 25, 2004 amounted to $3.1 million compared to $2.5 million in the comparable period a year ago. This increase results from a combination of changing factors during the nine months ended September 25, 2004. During the first quarter of 2004 compared to the first quarter of 2003, the Company had lower average debt levels and comparable interest rates. Resulting from the March 2004 financing transaction, the Company experienced higher average levels of debt in the second and third quarters of 2004, as well as higher interest rates in the second and third quarters of 2004 versus the comparable quarters of 2003. The debt increase results from the new credit facility which has provided necessary working capital for the Company’s operations. Interest expense for the nine months ended September 25, 2004 also includes: (i) $135,000 of a mark-to-market adjustment on the interest rate swap agreements as described above; (ii) 150,000 of debt discount amortization; and (iii) a $120,000 adjustment related to the valuation of the warrants liability.

     Interest on redeemable preferred stock relates to the accretion of the discount on redeemable preferred stock for the nine months ended September 25, 2004. This classification in other expense resulted from the implementation of SFAS 150. For the first nine months of 2003, the accretion was classified as “accretion of discount on preferred shares”. The accretion period ended in April 2004.

     As a result of the preferred stock settlement agreement, the Company made eight preferred stock redemption payments during the nine months ended September 25, 2004, which resulted in the “gain on redemption of redeemable preferred stock” of $2,266,000 in the accompanying condensed consolidated statements of operations.

     For the first nine months of 2004, we recognized income tax expense of $175,000 related to state income taxes. For Federal income taxes, we have utilized net operating loss carry forwards to the extent of taxable income, and decreased the valuation allowance accordingly.

     The income from discontinued operations represents the results of the operations of Mid-Central Plastics, Inc., which was sold in June 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have funded our business with cash flows from operations, management of our working capital and borrowings under revolving credit and term loan facilities.

     Our consolidated working capital at September 25, 2004 was $5.8 million compared to a deficit of $6.8 million at December 31, 2003. This represents an increase in working capital of approximately $12.6 million. This working capital increase results primarily from a March 26, 2004 refinancing described below, and the growth of inventories and accounts receivable (financed by long-term debt).

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

     On June 23, 2004, the Company entered into the First Amendment to the Second Amended and Restated Credit Agreement and also on June 23, 2004, entered into an Amended and Restated Note and Warrant Purchase Agreement with BMO Nesbitt Burns Capital (U.S.) Inc., As Agent. The effect of the June 23, 2004 amendments was to increase the amount due to BMO Nesbitt Burns Capital (U.S.) Inc., As Agent, by $2,000,000, reduce the balance outstanding under the four-year secured term loan described below by $1,000,000 and reduce the balance outstanding under the secured revolving credit facility described below by $1,000,000.

     Under the terms of the new agreements and amendments, effective as of June 23, 2004, and as of September 25, 2004, the Company has:

     1) A four-year secured term loan in the amount of $21 million with variable rate interest; principal payments are due in quarterly installments of $500,000 which began June 30, 2004 and continue through March 31, 2005 and due in quarterly installments of $750,000 beginning June 30, 2005 through December 31, 2007 with the balance of $10,667,500 due on March 31, 2008. A mandatory principal payment of $82,500 (one-half of the prepayment received as described above in Note 3) was made in September 2004.

     2) A secured revolving credit facility with a limit of $18 million, with variable rate interest, with an initial revolving credit balance of $8.7 million, and with initial availability of $5.4 million as of March 26, 2004. At September 25, 2004, the Company has a revolving credit balance of $12.2 million and availability of $5.1 million. The balance is due March 31, 2008. The amount available under the revolving credit facility is limited to 85% of eligible accounts receivable and 60% of eligible inventory. The facility requires a commitment fee of 0.50% per annum on the unused portion of the facility.

     At the Company’s option, for both the secured term loan and the secured revolving credit facility, interest will be at either a bank base rate plus applicable margin, or an adjusted LIBOR plus a LIBOR applicable margin. At inception, the bank rate plus applicable margin was 6.75% and the adjusted LIBOR plus a LIBOR applicable margin was 5.35%. At September 25, 2004, those rates were 7.25% and 5.87%, respectively.

     The Company entered into a swap agreement effective June 30, 2004 on $10,750,000 (the original notional amount) of its term debt. Under this agreement, the Company pays a fixed LIBOR rate of 3.72% on the notional amount, which is payable quarterly. In accordance with the term loan agreement, the Company also pays an interest margin which adjusts in steps based on achieved operating and leverage metrics (4.25% during 2004). The notional amount for the period from June 30 through September 30, 2004 was $10,750,000. The swap agreement expires March 31, 2008. As described in Item 3 below, the swap agreement is for the purpose of limiting the effects of interest rate increases on approximately one-half of the Company’s variable rate term debt. Quarterly, the Company determines the fair value of the swap agreement. As of September 25, 2004, and for the three months then ended, the Company recorded interest expense of $135,000, and a corresponding liability, to “mark-to-market” the fair value of the swap agreement.

     3) A senior secured subordinated note in the amount of $12 million bearing cash interest of 12% and payment-in-kind interest of 4% with no principal amortization, and the balance due March 26, 2009. This debt is subordinated to the secured term loan and the revolving credit facility with respect to both payment and lien priority.

     Related to the senior secured subordinated note, on March 26, 2004 the Company issued 545,467 warrants to purchase shares of its Class A Common Stock for $0.02 per share; these warrants expire March 26, 2014. The warrant holder may exercise the warrants at any time. The warrants may be put to the Company, at the then fair market value, at the earlier of: a) five years from the date of issue; b) a change of control; c) a default on the senior secured subordinated loan; or d) a prepayment of 75% or more of the original principal balance of the senior secured subordinated loan.

     The Company estimated the fair value of the warrants at the date of issue, and as of September 25, 2004 to be $1.5 million, and $1.62 million, respectively. The $1.62 million estimate is reported as warrants payable in the accompanying Condensed Consolidated Balance Sheets. The fair value at the date of issue was recorded as debt discount, and is being amortized using the effective yield method over 5 years, the term of the related senior secured subordinated note. The Company updates, on a quarterly basis, the fair value of the warrants and records changes in the fair value, if any, as interest expense.

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

     In connection with these loans, the Company has granted the lenders a lien on all of the Company’s accounts receivable, inventory, equipment, land and buildings, and various other assets. These agreements contain restrictions on capital expenditures, additional debt or liens, investments, mergers and acquisitions, asset sales and payments such as dividends or stock repurchases. These agreements also impose various financial covenants, including financial performance ratios. Fees associated with the March 26, 2004 and June 23, 2004 transactions, including underwriting and legal fees, totaled approximately $1.75 million, paid at the respective closings.

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

Capital Expenditures

     We incurred $4.2 million of capital expenditures during the first nine months of 2004, including approximately $2.5 million related to expansion activities and approximately $1.7 million for the normal update and replacement of manufacturing equipment.

     We estimate that our capital expenditures in 2004 will total approximately $5.0 million, of which $3.0 will be for expansion activities and the remaining $2.0 million will be for the normal update and replacement of manufacturing equipment.

Significant Cash Commitments

     The Company has significant future cash commitments, primarily scheduled debt payments and scheduled lease payments.

     The following table estimates the Company’s contractual obligations at September 25, 2004:

	Payments Due by Period
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
			(In thousands)
Bank indebtedness
Term loan	$20,418	$3,000	$17,418	$—	$—
Revolving line of credit	12,218	—	12,218	—	—
Senior subordinated debt	12,216	—	—	12,216	—
Other debt obligations	2,101	523	1,340	238	—
Operating leases	24,864	7,008	14,780	3,076	—
Preferred stock redemption	1,100	500	600	—	—

Total contractual cash obligations	$72,917	$11,031	$46,356	$15,530	$—

     Under its bank credit facility, the Company had $618,000 standby letters of credit outstanding at September 25, 2004 in connection with lease obligations. Management expects that cash flows from operations, working capital management and availability under its new bank revolving line of credit will permit us to meet our liquidity requirements through the term of the credit facility.

     Pursuant to a 1999 agreement to purchase certain assets of Worthington Custom Plastics, Inc. (“Worthington”), the Company issued 10,000 shares of its preferred stock, without par value, to Worthington. The preferred stock was mandatorily redeemable on April 15, 2004 at $1,000 per share. The Company and Worthington have entered into a preferred stock redemption agreement, dated December 23, 2003, that provides for 30 monthly redemption payments of $50,000 each over a three-year period (10 payments each year in 2004, 2005 and 2006) to fully redeem the preferred stock. Each $50,000 payment and redemption of 333 (or 334) shares reduces the $10 million face value of the redeemable preferred stock by $333,000 (or $334,000). If shares are not redeemed under the provision of this agreement, the redemption price remains at $1,000 per share. The significant cash commitments table above assumes that payments are made over the next three years and that the redeemable preferred stock is retired for $1.5 million. Eight of the 30 redemption payments have been paid as of September 25, 2004.

FORWARD LOOKING STATEMENTS

     “Safe Harbor” Statement Under The Private Securities Litigation Reform Act Of 1995: This quarterly report contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements containing the words “anticipates,” “believes,” “intends,” “estimates,” “expects,” “projects” and similar words. The forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results expressed or implied by such forward looking statements. Such factors include, among others, the following: the loss of certain significant customers; the cyclicality of our construction, industrial and agricultural sales; the availability of working capital; the orders of our two major customers; general economic and business conditions, both nationally and in the markets in which we operate or will operate; competition; and other factors referenced in the Company’s reports and registration statements filed with the Securities and Exchange Commission. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward looking statements. The forward looking statements contained herein speak only of the Company’s expectation as of the date of this quarterly report. We disclaim any obligations to update any such factors or publicly announce the result of any revisions to any of the forward looking statements contained herein to reflect future events or developments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company uses variable-rate debt to finance its operations. The debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management has entered into an interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. The swap changes the variable-rate cash flow exposure on certain debt obligations to fixed cash flows. Under the terms of the interest rate swap, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed rate debt on a portion of its term loan. The Company entered into a swap arrangement effective June 30, 2004, that fixed the interest rate on approximately 50% of the Company’s term loan as described in Note 7 above.

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

     Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can only be reasonable assurance that any design will succeed in achieving its stated goals under all potential future conditions. It is the responsibility of the Company’s management to assess and remedy any such development.

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

ITEM 2. CHANGES IN SECURITIES

     On March 26, 2004, the Company issued to its senior subordinated lender warrants to purchase 545,467 shares of its Class A Common Stock at an exercise price of $0.02 per share. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The Company issued the warrants in consideration of the holders advancing funds under the senior secured subordinated note described above. The warrant holder may exercise the warrants at any time. These warrants expire March 26, 2014. These warrants may be put to the Company, at the then fair market value, five years from the date of issue, or upon change of control or upon default on the senior secured subordinated loan. The June 23, 2004 credit facility amendments had no impact on the number of warrants.

     The 238,584 warrants previously outstanding were surrendered by the holders of those warrants on March 26, 2004.

     Under the terms of our agreement with our senior secured lender, no amounts are available for the payment of dividends at September 25, 2004.

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

Form 8-K dated August 13, 2004 reporting results of operations for the quarter ended June 26, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORTON INDUSTRIAL GROUP, INC.
By: /s/ Daryl R. Lindemann Daryl R. Lindemann
Chief Financial Officer
Dated: November 8, 2004