Form 10-K
period 2004-12-31
MORTON INDUSTRIAL GROUP INC
filed 2005-03-29
CIK 64247

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to
Commission file number 0-13198

Morton Industrial Group, Inc.
www.mortongroup.com
(Exact name of registrant as specified in its charter)

Georgia	38-0811650
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1021 W. Birchwood, Morton, Illinois 61550 (Address of principal executive offices)	(309) 266-7176 (Registrant’s telephone number, including area code)
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
      As of March 4, 2005, the aggregate market value of the Class A Common Stock held by non-affiliates was approximately $12,000,000 and there were 4,842,211 shares of Class A Common Stock and 100,000 shares of Class B Common Stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the definitive Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held in June 2005 are incorporated by reference into Part III hereof.

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
Narrative Description of Business

Business

Overview
      We are a contract manufacturer of highly engineered metal components and subassemblies for construction, industrial, and agricultural original equipment manufacturers (“OEM’s”). Our products include engine enclosures, panels, platforms, frames, tanks and other components used in backhoes, excavators, tractors, wheel loaders, power generators, turf care equipment and similar industrial equipment. Our products are typically highly engineered, cosmetically sensitive, require structural strength and contain complex weldments.
      Our largest customers include Deere & Co. (“Deere”) and Caterpillar Inc. (“Caterpillar”) who together generated 87% of our 2004 net sales. Our five manufacturing facilities are located in the Midwestern and Southeastern United States in close proximity to our customers. We have no foreign operations.

Markets
      Customers use our products in construction, industrial, and agricultural equipment. As OEM’s in these industries have intensified their focus on core competencies, they have increasingly outsourced more of their production parts to reduce costs. To effectively manufacture products for OEMs, suppliers must invest in technologically advanced equipment, develop in-house design capabilities, and coordinate manufacturing and product delivery with their customers.
      Historically, our largest customers, Deere and Caterpillar, have been supplied by a large number of local suppliers that would each produce a small number of products. As these OEMs have increased the complexity of their equipment and become more dependent on component and subassembly suppliers, they have reduced the size of their supplier base and have established close relationships with a smaller number of sophisticated suppliers who can provide a range of services, including design engineering, prototyping, sophisticated quality systems, and just-in-time delivery. The high levels of service necessary to serve these customers, coupled with significant tooling investments, have resulted in the sole-sourcing of many products rather than dual or multi-sourcing. Currently, we are the sole-source provider of over 90% of the products that we supply to our customers. As these customers continue to reduce the size of their supplier base and outsource a growing percentage of their product needs, we expect to become the sole-source provider on an increasing number of products.

      Virtually all of our customers are located in the United States, and we do not have material sales to foreign customers. Considering our relatively low volume of parts manufactured, the cosmetic sensitivity of those parts, and the bulk involved in shipping those parts, we believe that our customers prefer to source those parts domestically.

Construction Equipment
      The $18 billion U.S. construction equipment industry includes construction, earth moving and forestry equipment, as well as some material handling equipment, lifts, off-highway trucks and a variety of machines for specialized industrial applications. Caterpillar and Deere dominate the U.S. construction equipment industry, and together accounted for an estimated 50% of total U.S. unit sales in 2004. We supply metal components and subassemblies, such as engine enclosures, platforms, frames and complex weldments. Our customers use these products in backhoes, excavators, wheel loaders, skid-steer loaders, lifts and similar construction equipment. Our sales per construction equipment vehicle range up to $2,500. Construction equipment products account for approximately 65% of our 2004 net sales.

Industrial Equipment
      We produce a range of components and subassemblies for equipment used in a variety of industrial applications, including store fixtures, motor homes, turf care equipment and power generators. Customers in the industrial equipment area generally serve stable or growth markets, and these customers include Caterpillar, Deere, Kubota, Hallmark and Winnebago. Industrial equipment products account for approximately 22% of our 2004 net sales.

Agricultural Equipment
      The $15 billion U.S. agricultural equipment industry includes large, relatively expensive products such as tractors, combines and other farming equipment. Deere and Caterpillar accounted for an estimated 35% of total U.S. agricultural equipment unit sales in 2004. We supply metal components and subassemblies such as steps, grills, and landing decks. Our sales per agricultural equipment vehicle range from $200 to $3,000. Agricultural equipment products account for approximately 13% of our 2004 net sales.

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
      Fabricated Sheet Metal Products Include:

•	Sheet Metal Enclosures and Boxes — generator set enclosures, electrical and battery boxes, panels, doors, hoods and covers used in backhoes, excavators and tractors.

•	Special Weldments — seat modules, frames, guards, platforms, step assemblies and cabs used in backhoes, excavators, crawlers, tractors and skid steer loaders.

•	Fabricated Steel Tanks — fuel and hydraulic fluid reservoirs used in motor graders, trucks, crawlers, wheel loaders and excavators.

•	Sheet Metal Component Packages — laser cut and formed parts that are used in higher level assemblies at customer locations. These products include brackets, plates and frame components that are used in a wide variety of customer end products.

•	Store Fixtures — back frames, lights and brackets used in store displays and commercial refrigeration units.

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

Engineering and Design Capabilities
      Engineering capabilities have become increasingly emphasized as suppliers provide design services for new projects. Computer aided design capabilities include Pro/ ENGINEER, Anvil 1000/5000, Apollo, Merry Mechanization and CADKEY. We have focused our computer aided design investment on the Pro/ ENGINEER system during the last several years because Pro/ ENGINEER is the preferred system of the majority of our customers. Computer aided design allows us to download completed and approved designs directly to production equipment in most plants. The resulting direct interaction between customers’ designers and our engineers facilitates joint development of new components and redesigns of old parts.

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
      Sheet Metal Fabrication. Our sheet metal fabrication capabilities include laser cutting, punching, forming, folding, welding, painting and assembly processes. Our sheet metal fabrication processes, operating on information created by Pro/ ENGINEERING software, use optic laser cutting machines to cut parts at high speeds. We use robotic welders to complement our manual welding operations. Our painting operations are capable of producing the wide variety of paint finishes required by our customers.
Raw Materials
      The primary raw materials that we use are sheet steel, assembly parts and paint. Prices of these raw materials fluctuate, although the price of our most significant raw material, steel, increased dramatically during 2004. The steel supply tightened, due in part to the national economic recovery, China’s growing steel consumption, and reduced domestic steel production capacity. We expect pricing to stabilize during 2005 at relatively high levels. We have been able to negotiate with our customers to have them absorb substantial amounts of the increases in our raw material costs. We also participate in the steel purchase programs of certain major customers which lowers our cost for steel. Generally, we purchase our raw materials from multiple suppliers, and we believe that the prices we obtain are competitive.
Competition
      The manufacturing and supplying of highly engineered metal products to original equipment manufacturers is a fragmented and highly competitive business, with no single supplier having significant market share. We believe suppliers with a strong management team, a range of capabilities, modernized facilities and technologically sophisticated equipment like us are more likely to benefit from original equipment manufacturers’ increased outsourcing of production than other participants in the industry lacking such assets. However, competitive pressures or other factors could cause us to lose market share or could result in significant price erosion with respect to our products.
Regulatory/ Environmental Matters
      Our operations are subject to numerous federal, state and local environmental and worker health and safety laws and regulations. We believe that we are in substantial compliance with such laws and regulations and have not budgeted any material capital expenditures for environmental control facilities.
Financial Information about Industry Segments
      We have one reportable segment — contract metal fabrication. The contract metal fabrication segment provides full-service fabrication of parts and sub-assemblies for the construction, agricultural and industrial equipment industries.

Backlog
      Our backlog of orders was approximately $120.0 million at December 31, 2004, and $99.0 million at December 31, 2003. We anticipate that we will substantially fill all of the December 31, 2004, backlog orders during the current year.
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
Working Capital Items
      Our working capital requirements reflect several business factors. Our working capital requirements are typically greater during the second half of the calendar year because both Deere and Caterpillar suspend operations for two weeks of vacation time during July and/or August. Production operations of both of these customers also slow down during the last two weeks of December. During these periods, we must rely more heavily on our credit facilities for liquidity. Additional discussion regarding working capital can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Employees
      As of February 26, 2005, we employed 1,330 employees, of whom 1,112 were hourly and 218 were salaried. None of these employees was subject to a collective bargaining agreement. We believe our relationship with our employees is good.
Internet
      You can find our web site at www.mortongroup.com. At this website, click on the “Annual Report” link; you can choose to view the latest Annual Report on file, or you can click “SEC Offsite Filings” to link to the SEC website that provides all of the Company’s SEC filings since 1997.
Significant Past Events of the Business
      On January 20, 1998, Morton Metalcraft Holding Co. and its subsidiaries (“Morton”) merged (the “Merger”) with MLX Corp. (“MLX”), with MLX being the surviving corporation. As a result of the Merger, Morton ceased to exist as a separate corporate entity and MLX amended its Articles of Incorporation to change the corporate name of MLX to Morton Industrial Group, Inc. (the Company). Morton was engaged in the business of manufacturing fabricated metal components for construction and agricultural original equipment manufacturers and other industrial customers.
      On April 15, 1999, we acquired from Worthington Custom Plastics three manufacturing facilities that produced plastic components for industrial original equipment manufacturers. The Worthington acquisition expanded our plastic product offerings to include appliance parts, electronics housings and other injection molded and thermoformed plastic products. These plastics facilities operated as Morton Custom Plastics, LLC (MCP, LLC). On November 1, 2002, MCP, LLC, filed for protection as debtor-in-possession under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Before filing, MCP, LLC had negotiated the terms of an agreement for sale of substantially all of its assets to Wilbert, Inc., pursuant to an Asset Purchase Agreement. Under the agreement, Wilbert, Inc. was also to assume the liabilities of MCP, LLC under certain of their contracts and leases. This sales transaction closed on December 24, 2002, with the cash consideration applied to the reduction of MCP, LLC’s senior secured debt. The Company also operated an injection molding business in Iowa until that operation was sold in June 2003. These sales allowed the Company to focus on its core competency, manufacturing fabricated sheet metal.

Item 2.	Properties
      The following table presents summary information regarding our facilities. The properties are owned except where indicated by the word “leased”. Lease terms for these facilities expire between 2006 and 2008. Our facilities are generally located in close proximity to our customers.

	Approx.
Location	Sq. Ft.	Products Manufactured

1021 West Birchwood Street, Morton, IL	284,000	Sheet metal enclosures and boxes, sheet metal component packages, store fixtures and tractor frames
400 Detroit Avenue, Morton, IL (leased)	155,000	Special weldments, including seat modules, cabs and fabricated steel tanks
231 Detroit Avenue, Morton, IL (leased)	40,000	Raw materials and components storage
Apex, NC (leased)	100,000	Special weldments, sheet metal enclosures and boxes, sheet metal component packages and fabricated steel tanks
Honea Path, SC	30,000	Store fixtures and sheet metal component packages
Welcome, NC	185,000	Sheet metal enclosures and boxes, special weldments, fabricated steel tanks and sheet metal component packages
      In addition to manufacturing operations, our 1021 W. Birchwood Street complex in Morton, Illinois houses the senior management of the Company.
      While we own much of the equipment used in our operations, we also use customer-owned tooling and equipment as well as equipment under operating leases. We believe our facilities are adequate to satisfy current and reasonably anticipated future production requirements.

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
      The preferred stock redemption agreement dated December 23, 2003 provides for 30 monthly redemption payments of $50,000 each (totaling $1.5 million) over a three year period (10 payments each year in 2004, 2005 and 2006) to fully redeem the $10.0 million face value of the redeemable preferred stock. Each $50,000 payment and redemption of 333 (or 334) shares reduces the fully accreted $10.0 million face value of the redeemable preferred stock by $333,000 (or $334,000). As of February 28, 2005, the Company has paid timely 12 of the 30 scheduled redemption payments. The redemption payments in 2004 resulted in a gain on redemption of preferred shares of $2,833,000 which is reflected in the accompanying Consolidated Statements of Operations.
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
      Not applicable
PART II
Item 5.                      Market for Registrant’s Common Equity and Related Stockholder Matters.
      The trading of the Company’s Class A common stock is on the OTC Bulletin Board. The Company’s ticker symbol is MGRP.OB.
      The following table sets forth for 2004 and for the fourth quarter of 2003 the quarterly high and low closing bids. OTC closing bids reflect interdealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

	High	Low

2004
October 1 to December 31	$5.95	$4.30
July 1 to September 30	$5.10	$3.55
April 1 to June 30	$4.05	$2.20
January 1 to March 31	$1.90	$0.50
2003
October 1 to December 31	$0.71	$0.01
      The following table sets forth for the first three quarters of 2003 the quarterly high and low closing prices. OTC closing prices reflect interdealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

	High	Low

2003
July 1 to September 30	$0.700	$0.150
April 1 to June 30	$0.650	$0.200
January 1 to March 31	$0.550	$0.100
      We obtained the foregoing information from research services made available by Pink Sheets.
      As of March 9, 2005 there were 3,258 holders of record and 1,609 beneficial holders of our Class A Common Stock.
      We did not declare or pay any common stock dividends in our fiscal years ended December 31, 2004 and 2003. Our credit agreements preclude the payment of dividends.
      During the year ended December 31, 2004, we did not issue any shares of capital stock that were unregistered under the Securities Act of 1933.
      On September 20, 2000, the Company issued warrants to purchase 238,548 shares of its Class A common stock to its bank lenders. The warrants, as amended, were exercisable at any time through December 31, 2006 at an exercise price of $.01 per share. On March 26, 2004, in connection with a refinancing described in Item 7, the holders surrendered these warrants.

      On March 26, 2004, in connection with the refinancing described in Item 7, we issued to our lenders 545,467 warrants (which expire March 26, 2014) to purchase Class A shares of common stock at an exercise price of $0.02 per share. The number of warrants may decline over the first five years of the related refinancing agreements based on the Company achieving specified EBITDA (earnings before interest, taxes, depreciation and amortization) levels, or achieving certain stated levels of net equity. The Company achieved the specified EBITDA level for 2004, and, accordingly, the maximum number of warrants that can be exercised is 479,859. None of these warrants have been exercised as of March 4, 2005.
      As of December 31, 2004, under our 1997 Stock Option Plan (which was approved by our shareholders), issued and outstanding stock options are as follows:

			Number of
Number of	Exercise		Shares
Shares	Price	Expiration Date	Exercisable

51,650	$1.875	February 2011	51,650
46,668	0.325	June 2012	21,668
465,001	0.150	February 2013	89,996
30,000	0.250	April 2013	30,000
72,500	0.250	August 2013	72,500
10,000	0.300	November 2013	3,333

675,819			269,147

      In addition to these options, we have reserved for future grants an additional 327,561 shares.

Item 6.	Selected Financial Data
Selected Historical Financial Data
      Set forth below are certain selected historical financial data. This information should be read in conjunction with our financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein. The financial data is derived from our audited financial statements.

	Year Ended December 31,

	2000	2001	2002	2003	2004

Operating data:
Net sales	$147,417	$127,103	$116,567	$131,431	$185,469
Cost of sales	128,007	111,358	101,522	113,318	161,910
Gross profit	19,410	15,745	15,045	18,113	23,559
Selling and administrative expenses	12,874	13,131	12,170	13,362	14,797
Restructuring charges	—	1,323	—	—	—
Operating income (loss)	6,536	1,291	2,875	4,751	8,762
Gain (loss) on sale of business units and other	(248)	(610)	365	442	172
Interest expense, net	(7,376)	(6,706)	(4,228)	(3,084)	(4,526)
Interest on redeemable preferred stock	—	—	—	(427)	(250)
Earnings (loss) before income taxes, accounting change and discontinued operations	(1,088)	(6,025)	(988)	1,682	6,991
Income taxes (benefit)	(632)	1,242	(288)	426	(5,775)
Earnings (loss) before discontinued operations and cumulative effect of change in accounting principle	(456)	(7,267)	(700)	1,256	12,766
Net income (loss) from operations of discontinued plastics operations	1,048	(9,454)	6,790	85	—
Earnings (loss) before cumulative effect of accounting change	592	(16,721)	6,090	1,341	12,766
Cumulative effect of change in accounting principle	—	—	(8,118)	—	—
Net earnings (loss)	592	(16,721)	(2,028)	1,341	12,766
Accretion of discount on preferred shares	(898)	(1,066)	(1,265)	(715)	—
Net earnings (loss) available to common shareholders	$(306)	(17,787)	(3,293)	626	12,766

Earnings (loss) per share — basic:
Earnings (loss) from continuing operations	$(0.30)	(1.81)	(0.42)	0.12	2.73
Earnings (loss) from discontinued operations	0.23	(2.06)	1.46	0.02	—
Cumulative effect of a change in accounting principle	—	—	(1.75)	—	—

Total earnings (loss) per share	$(0.07)	(3.87)	(0.71)	0.14	2.73

Earnings (loss) per share — diluted:
Earnings (loss) from continuing operations	$(0.30)	(1.81)	(0.42)	0.11	2.16
Earnings (loss) from discontinued operations	0.23	(2.06)	1.46	0.02	—
Cumulative effect of a change in accounting principle	—	—	(1.75)	—	—

Total earnings (loss) per share	$(0.07)	(3.87)	(0.71)	0.13	2.16

Financial position (at end of year):
Working capital	$12,774	$(1,475)	$(2,294)	$(6,818)	$6,428
Total assets	130,533	106,517	56,853	48,822	67,145
Total debt	88,357	79,138	45,102	38,541	43,575
Stockholders’ equity (deficit)	$(3,157)	$(20,944)	$(24,224)	$(23,598)	(10,804)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this annual report.
General
      We are a contract manufacturer of highly engineered metal components and subassemblies for construction, industrial and agricultural original equipment manufacturers. Our largest customers, Caterpillar and Deere, accounted for approximately 87% and 88% of our net sales in 2004 and 2003, respectively.
      Historically, the Company has been a fabricator of sheet metal products. Subsequent to a merger in January, 1998, when the Company became a publicly-traded entity, the Company acquired six facilities that fabricated either injection molded or thermoformed plastic components. Two of the plastics fabrication facilities were acquired separately in 1998, and four were acquired together in 1999. One of the plastics fabrication facilities acquired in 1998 was sold at the end of 1999. The four plastics fabrication facilities acquired together in 1999 were sold in December, 2002. These four facilities, operating as Morton Custom Plastics, LLC, were incurring significant losses and, in 2002, filed for protection as debtor-in-possession under Chapter 11 of the United States Bankruptcy Code. At the time of the sale of Morton Custom Plastics, LLC, the Company determined that is was appropriate to focus solely on its core competency, sheet metal fabrication, and offered for sale its remaining plastics fabrication facility, which was sold in June, 2003. In the Company’s accompanying financial statements, all of the plastics fabrication results are reported as discontinued operations.
      As a part of the 1999 plastics facilities acquisition, the Company issued $10.0 million of redeemable preferred stock with a maturity date of April 2004. The Company negotiated a settlement in December 2003 with the holder of the preferred stock, and began making redemption payments in January, 2004. If the redemption payments are paid according to the terms of the settlement agreement, the payments will aggregate $1.5 million over a three-year period ending in 2006. Through February 28, 2005, all scheduled payments have been made timely; twelve of the thirty scheduled redemption payments have been made.
      Since June 2003, the Company has focused solely on its core business, sheet metal fabrication (the Company’s continuing operations). The Company recognized earnings from its continuing operations in 2003 and 2004, but had incurred losses from its continuing operations in 2001 and 2002 when demand by the Company’s customers was depressed.
      To take advantage of the potential for growth in 2004 and beyond, and to be able to effectively serve our customers, we needed to be able to ensure an adequate flow of raw materials into our production processes, hire and train additional employees, fund our need for new manufacturing equipment and meet our other working capital needs. Accordingly, the Company entered into a new credit facility in March 2004 that is described below. The new credit facility provided additional availability at the closing of approximately $5.0 million. Management believes that the new credit facility has permitted to date, and will continue to permit, the Company to meet its liquidity requirements which are driven by raw material, manpower and capital expenditure requirements, through the term of the facility, which matures in March 2008.
      As noted above, two customers account for a significant portion of our net sales. Caterpillar and Deere continue to forecast greater orders for fabricated parts supplied by Morton Metalcraft Co. We believe that this demand is being fueled by the improved economic conditions in the United States. The Company has responded by hiring additional manpower, adding capital equipment as necessary and increasing the flow of purchased raw materials in a difficult steel market. The U.S. steel industry has restructured, consolidated and is challenged to meet growing domestic and international demand. The steel industry has been impacted by China’s growing consumption of scrap steel and coke, a raw material used in processing steel. Cosmetically sensitive sheet steel, our core commodity, has seen significant price increases; most steel price increases have been passed through to our customers.
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
Results of Operations
      The following table presents certain historical financial information expressed as a percentage of our net sales.

	Year Ended December 31,

	2002	2003	2004

Statements of Operations Data:
Net sales	100.0%	100.0%	100.0%
Gross profit	12.9	13.8	12.7
Selling and administrative expenses	10.4	10.2	8.0
Operating income	2.5	3.6	4.7
Interest expense, net	3.6	2.3	2.4
Earnings (loss) before income taxes, discontinued operations and cumulative effect of accounting change	(.8)	1.3	3.8
      The following table presents certain historical information (000’s):

Operating income	$2,875	4,751	8,762
Depreciation and amortization of plant and equipment and intangible assets	9,420	5,694	5,804
Capital expenditures	4,023	4,119	5,365

Year Ended December 31, 2004 versus Year Ended December 31, 2003
      Net sales for the year ended December 31, 2004 were $185.5 million compared to $131.4 million for the year ended December 31, 2003, an increase of $54.1 million or 41.1%. The volume portion of the sales increase, totaling approximately $35.9 million, resulted primarily from increased unit demand by existing customers of construction-related equipment components and an increase in industrial components to new customers. Our construction-related revenues increased by approximately $25.0 million for the comparable years and accounted for nearly 65% of our 2004 revenue. Industrial related revenues increased by approximately $7.3 million and agricultural-related revenues increased modestly in 2004. In addition, sales for 2004 included steel surcharges passed through to our customers of approximately $18.2 million. Most of the revenue growth came from increased unit sales to our two largest customers, Deere & Co. and Caterpillar Inc. Sales to Caterpillar and Deere were approximately 87% and 88% of our net sales for 2004 and 2003, respectively.
      Based upon customer forecasts, the Company currently anticipates modest revenue growth for calendar year 2005. Our ability to generate sales at these higher levels is subject to a number of factors, including the continuing demand that we now forecast, the availability of raw materials, principally steel, and the availability of working capital to support that growth. Over the past year, steel prices have increased as steel supply has tightened, due in part to the national economic recovery, China’s growing steel consumption, and reduced domestic steel production capacity. We expect that steel prices will become stable in 2005 at relatively high levels. Historically we have been able to negotiate with our customers to have them absorb increases in our raw material costs.

      Gross profit for the year ended December 31, 2004 was $23.6 million compared with $18.1 million for the year ended December 31, 2003, an increase of $5.5 million or 30.1%. The Company’s gross profit percentage decreased to 12.7% from 13.8%. The gross profit amount increased primarily as a result of the increased sales; while the percentage decreased as a result of costs incurred during a period of significant growth, including overtime, training and material handling. The gross profit percentage was also decreased approximately 1.4% by passing through to customers, at cost with no margin, the increased steel surcharges described above. The Company believes that certain cost efficiencies will be achievable in 2005 that will strengthen the gross margins. The Company also anticipates continued pricing pressure from its customers in 2005 that will offset some of the cost efficiencies. We use internal metrics to measure our success in achieving various productivity, quality, on-time delivery and profitability goals.
      Selling and administrative expenses for the year ended December 31, 2004 amounted to $14.8 million, or 8.0% of sales, compared with $13.4 million, or 10.2% of sales in the prior year. This increased cost, and the reduction in selling and administrative expenses as a percentage of sales relates primarily to the increase in sales.
      Interest expense in 2004 amounted to $4.5 million compared to $3.1 million in 2003. The Company refinanced its debt on March 26, 2004 as described below. The refinancing includes senior subordinated debt with cash interest at 12% and payment-in-kind interest at approximately 4%; interest expense also includes charges related to amortization of debt discount of $341,000 and the increase in the value of the warrants liability of $291,000; both of these charges relate to warrants issued in March 2004.
      Other income of $172,000 in 2004 resulted from interest income on the notes receivable related to the sale of the operations Mid-Central Plastics. Other income in 2003 resulted primarily from an unrealized gain on interest rate swaps of $337,000 and interest income of $105,000 on the notes receivable related to the sale of the operations of Mid-Central Plastics.
      “Interest on redeemable preferred stock” relates to the accretion of the discount on redeemable preferred stock during the first four months of 2004, at which time the stock was fully accreted, and for the six months ended December 31, 2003. This classification in other expense resulted from the implementation of SFAS Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). For the first six months of 2003, the accretion was classified as “accretion of discount on preferred shares”.
      Gain on redemption of preferred stock of $2,833,000 results from the preferred stock redemption described above. This redemption process began in January 2004.
      We recognized an income tax benefit of $5.8 million in 2004; this represents the recognition of deferred Federal and state income tax benefits of $6.5 million, net of provisions of $185,000 for Federal tax and $540,000 for state income taxes. Net deferred tax assets, increased from $1.6 million at December 31, 2003 to $8.1 million at December 31, 2004 as a result of a reduction in the deferred tax asset reduction allowance. Realization of the $8.1 million of deferred tax assets is dependent upon generation of future taxable income of approximately $22.0 million.
      The 2003 income from discontinued operations represents the results of the operations of Mid-Central Plastics, Inc. through the date of sale of those operations in June 2003.

Year Ended December 31, 2003 versus Year Ended December 31, 2002
      Net sales for the year ended December 31, 2003 were $131.4 million compared to $116.6 million for the year ended December 31, 2002, an increase of $14.8 million or 12.8%. The sales increase resulted primarily from increased unit demand by existing customers of construction-related equipment components. Our construction-related revenues increased by over 25% and accounted for nearly two-thirds of our 2003 revenue, while our agricultural-related revenues declined over 35%. Most of the revenue growth came from sales to our two largest customers, Deere and Caterpillar.

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
      Selling and administrative expenses for the year ended December 31, 2003 amounted to $13.3 million, or 10.2% of sales, compared with $12.2 million, or 10.4% of sales in the prior year. This increased cost relates primarily to a higher sales volume.
      Interest expense in the year ended December 31, 2003 amounted to $3.1 million compared to $4.2 million in 2002. This decrease resulted from lower average levels of debt from year-to-year. The debt decreased as a result of scheduled payments on the Company’s term debt and by a reduction of revolving debt upon the sale of the operations of Mid-Central Plastics in June 2003.
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
      We recognized total income tax expense of $481,000 in 2003 on the total of pre-tax income from both continuing and discontinued operations; this represents income tax expense of $330,000 for Federal alternative minimum tax and state income taxes. Also included in the tax expense is $151,000 representing an increase in the deferred tax asset valuation allowance. The deferred tax assets represented the estimated utilization of Federal net operating loss carryforwards in 2004.
      The income from discontinued operations represented the results of the operations of Mid-Central Plastics, Inc. until the sale of those operations in June 2003.
Financial Position and Liquidity
      Historically, we have funded our business with cash generated from operations, management of our working capital and borrowings under revolving credit and term loan facilities. In the years ended December 31, 2002 and 2003 we generated cash from operating activities of $7.4 million and $10.3 million, respectively. In 2004, we used $0.2 million of cash in operations. We used cash in 2004 as a result of significant increases in accounts receivable, unbilled receivables and inventories related to the growth in sales from 2004 compared to 2003. Our capital expenditures for the years ended December 31, 2002, 2003 and 2004 were $4.0 million, $4.1 million and $5.4 million, respectively. These capital expenditures were principally for additions to improve or maintain our manufacturing capacity and efficiency.
      Our consolidated working capital at December 31, 2004 was $6.4 million compared with a deficit of $6.8 million at December 31, 2003. This represents an increase in working capital of approximately $13.2 million. This working capital increase results primarily from a refinancing of the Company’s credit facilities on March 26, 2004 that is described in detail below.
      In February 2002, the Company entered into a new secured revolving credit facility and a secured term loan with the Harris syndicate. This is the credit facility that was in effect as of December 31, 2003 and through March 25, 2004. The 2002 agreement was amended six times, including the last amendment on March 15, 2004. All of those amendments have been described in previous filings with the Securities and Exchange Commission.

      The two following paragraphs describe the 2002 agreement, as last amended on March 15, 2004, that was effective through March 25, 2004:
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
      The 2002 agreement also included a secured term loan arrangement with the Harris syndicate for a term loan of $33.0 million. The new Harris syndicate term loan arrangement replaced existing term loans and did not provide additional availability. The term loan under this financing arrangement was amortized monthly with principal payments ranging from $500,000 on January 2, 2004, $250,000 for the months of January through March, 2004 and $500,000 for the months of April 2004 through March 2005 and the balance of $16.0 million was due on April 1, 2005. Interest was due monthly and was based upon bank prime plus 1.5% (effective rate of 5.75% at December 31, 2003). The Company, alternatively, could select a LIBOR plus 4.0% interest rate.

March 26, 2004 Refinancing
      On March 26, 2004, the Company entered into a Second Amended and Restated Credit Agreement with a syndicate of banks led by Harris Trust and Savings Bank, As Agent, and also on March 26, 2004, entered into a Note and Warrant Purchase Agreement with BMO Nesbitt Burns Capital (U.S.) Inc., As Agent. These agreements were effective on March 26, 2004, and provided financing to replace the revolving credit facility and term loan previously due to Harris Trust and Savings Bank, As Agent. In connection with this transaction, 238,584 existing warrants to purchase Class A Common Stock were surrendered by the holders; as described below, new warrants were issued on March 26, 2004.
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
      Under the terms of the new agreements as amended, effective as of June 23, 2004, and as of December 31, 2004, the Company has:

1) A four-year secured term loan in the amount of $21.0 million with variable rate interest; principal payments are due in quarterly installments of $500,000 which began June 30, 2004 and continue through March 31, 2005 and due in quarterly installments of $750,000 beginning June 30, 2005 through December 31, 2007 with the balance of $10,667,500 due on March 31, 2008. A mandatory principal payment of $82,500 related to an asset sale was made in September 2004.

2) A secured revolving credit facility with a limit of $18.0 million, with variable rate interest, with an initial revolving credit balance of $8.7 million, and with initial availability of $5.4 million as of March 26, 2004. At December 31, 2004, the Company has a revolving credit balance of $11.4 million and availability of $4.7 million. The balance is due March 31, 2008. The amount available under the revolving credit facility is limited to 85% of eligible accounts receivable and 60% of eligible inventories. The facility requires a commitment fee of 0.50% per annum on the unused portion of the facility.

At the Company’s option, for both the secured term loan and the secured revolving credit facility, interest will be at either a bank base rate plus applicable margin, or an adjusted LIBOR plus a LIBOR applicable margin. At inception, the bank rate plus applicable margin was 6.75% and the adjusted LIBOR plus a LIBOR applicable margin was 5.35%. At December 31, 2004, those rates were 7.75% and 6.78%, respectively.

The Company entered into a swap agreement effective June 30, 2004 on $10.75 million (the original notional amount) of its term debt. Under this agreement, the Company pays a fixed LIBOR rate of 3.72% on the notional amount, which is payable quarterly. In accordance with the term loan agreement, the Company also pays an interest margin which adjusts in steps based on achieved operating and leverage metrics (4.25% during 2004). The notional amount for the period from June 30 through September 30, 2004 was $10.75 million and for the period from October 1 through December 31, 2004 was $10.5 million. The swap agreement expires March 31, 2008. As described below, the swap agreement is for the purpose of limiting the effects of interest rate increases on approximately one-half of the Company’s variable rate term debt.

The Company reports the swap agreement at fair value. As of December 31, 2004, and for the year then ended, the Company recorded a $40,000 liability to “mark-to-market” the swap agreement at fair value and charged interest expense.

3) Senior secured subordinated notes totaling $12.0 million with cash interest of 12% and payment-in-kind interest of 2% and 4% with no principal amortization, and the balances due March 26, 2009. This debt is subordinated to the secured term loan and the revolving credit facility with respect to both payment and lien priority.

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

The Company estimated the fair value of the warrants at the date of issue, and as of December 31, 2004 to be $1,500,000 and $1,791,000, respectively. The $1,791,000 estimate is reported as warrants payable in the accompanying consolidated balance sheets. The fair value at the date of issue was recorded as debt discount, and is being amortized using the effective yield method over 5 years, the term of the related senior secured subordinated note. The Company reports the warrants at fair value and records changes in the fair value as interest expense.

The stock purchase warrant includes provisions that will reduce the 545,467 warrants that can be put to the Company if a) a change of control occurs prior to 5 years from the date of issue and the Company achieves specified net equity levels; or b) if a change of control has not occurred prior to 5 years from the date of issue and the Company achieves specified EBITDA (earnings before interest, taxes, depreciation and amortization) levels. The number of warrants could be reduced to any one of several levels, but no lower than 290,278. For the year ended December 31, 2004, the Company achieved the EBITDA level that would reduce the maximum number of warrants outstanding. The maximum number of warrants that may be put or exercised has been reduced to 479,859.

      In connection with these loans, the Company has granted the lenders a lien on all of the Company’s accounts receivable, inventories, equipment, land and buildings, and various other assets. These agreements contain restrictions on capital expenditures, additional debt or liens, investments, mergers and acquisitions, asset sales and payments such as dividends or stock repurchases. These agreements also impose various financial covenants, including financial performance ratios. Fees associated with the March 26, 2004 and June 23, 2004 transactions, including underwriting and legal fees, totaled approximately $1.8 million.
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

Preferred Stock
      Pursuant to a 1999 agreement to purchase certain assets of Worthington Custom Plastics, Inc. (“Worthington”), the Company issued 10,000 shares of its preferred stock, without par value, to Worthington. The preferred stock was mandatorily redeemable on April 15, 2004 at $1,000 per share. The Company and Worthington entered into a stock redemption agreement, dated December 23, 2003, that provides for 30 monthly redemption payments of $50,000 each over a three-year period (10 payments each year in 2004, 2005 and 2006) to fully redeem the preferred stock. Each $50,000 payment and redemption of 333 (or 334) shares reduces the $10.0 million face value of the redeemable preferred stock by $333,000 (or $334,000). Redemption payments made during the year ended December 31, 2004 resulted in the “gain on redemption of redeemable preferred stock” of $2,833,000 which is reported in the accompanying consolidated statements of operations. If shares are not redeemed in accordance with the provisions of this agreement, the redemption price remains at $1,000 per share.

Capital Expenditures
      We incurred $5.4 million of capital expenditures during 2004, including approximately $3.4 million related to expansion activities and approximately $2.0 million for the normal update and replacement of manufacturing equipment.
      We estimate that our capital expenditures in 2005 will total approximately $5.0 million, of which $3.0 will be for expansion activities and the remaining $2.0 million will be for the normal update and replacement of manufacturing equipment.
      Management expects that cash flow from operations, working capital management and availability under the new bank revolving line of credit described below will permit us to meet our liquidity requirements through the term of the new credit facility.
Quarterly Financial Information
      Selected quarterly financial information for the years ended December 31, 2004 and 2003 is as follows:

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

	(In thousands, except per share data)
2004
Sales	$39,920	$50,706	$46,146	$48,697	$185,469
Gross profit	5,509	6,145	5,318	6,587	23,559
Operating income	2,069	2,631	1,789	2,273	8,762
Net earnings available to common shareholders	2,126	2,228	965	7,447	12,766
Earnings per share of common stock — basic:	$0.46	0.48	0.20	1.59	2.73
Earnings per share of common stock — diluted:	$0.38	0.38	0.15	1.25	2.16

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

	(In thousands, except per share data)
2003
Sales	$32,380	$34,398	$31,452	$33,201	$131,431
Gross profit	4,591	5,010	4,063	4,449	18,113
Operating income	1,283	1,698	886	884	4,751
Net earnings available to common shareholders	119	140	106	261	626
Earnings per share of common stock — basic:
From continuing operations	$0.00	0.04	0.02	0.06	0.12
From discontinued operations	0.03	(0.01)	—	—	0.02

Total	$0.03	0.03	0.02	0.06	0.14

Earnings per share of common stock — diluted:
From continuing operations	$0.00	0.03	0.02	0.06	0.11
From discontinued operations	0.03	(0.01)	—	—	0.02

Total	$0.03	0.02	0.02	0.06	0.13

Off-Balance Sheet Arrangements
      The Company has the following significant off-balance sheet arrangements:

(i) The operating lease obligation amounts are shown in the significant cash commitments table below. The Company enters into operating leases for larger units of manufacturing equipment related to many of its operations, including the laser cutting of sheet metal and the forming of sheet metal. Most parts fabricated by the Company are either laser cut, or formed, or both. The Company has operating leases that are scheduled to expire in 2005-2009; as these leases expire, it is likely that the Company will either extend those operating leases for the same units of manufacturing equipment or enter into new operating lease arrangements for replacement manufacturing units.

(ii) The Company has had its bank issue letters of credit totaling approximately $1.5 million (as of March 5, 2005) to two creditors. One letter of credit is in support of operating lease payments; this letter of credit is for $618,000 and is scheduled to expire at the end of December 2005; the other letter of credit, in the amount of $870,000 supports future potential payments by the Company related to workers compensation claims. This is an “evergreen” letter of credit that will renew on an annual basis until the need for the letter of credit expires. Based on workers compensation claims experience, the amount of this letter of credit could either increase or decrease on December 31, 2005. The outstanding letters of credit decrease, on a dollar-for-dollar basis, the amount of revolving line of credit available under the Company’s credit facilities.

(iii) The Company entered into a swap agreement in April 2004 as described above in this Item 7 and also below in Item 7A. The swap agreement is for the purpose of limiting the effects of interest rate increases on approximately one-half of the Company’s variable rate term debt.
      The Company has not given any guarantees for any unconsolidated entities.
Significant Cash Commitments
      The Company has significant future cash commitments, primarily scheduled debt payments and scheduled lease payments. The commitments related to debt payments and lease payments are fully described in Notes 7 and 8 of the accompanying financial statements.

      The following table summarizes the Company’s contractual obligations at December 31, 2004:

	Payments Due by Period

		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

	(In thousands)
Term loan	$19,418	2,750	16,668	—	—
Revolving line of credit	11,400	—	11,400	—	—
Senior subordinated debt	12,326	—	—	12,326
Other debt obligations	1,767	545	1,222	—	—
Operating leases	16,527	6,319	9,460	748	—
Preferred stock redemption	1,000	500	500	—	—

Total contractual cash obligations	$62,438	10,114	39,250	13,074	—

      Under its bank credit facility, the Company had $734,000 standby letters of credit outstanding at December 31, 2004 in connection with lease obligations and its workers compensation program.
      Pursuant to a 1999 agreement to purchase certain assets of Worthington Custom Plastics, Inc. (“Worthington”), the Company issued 10,000 shares of its preferred stock, without par value, to Worthington. The preferred stock was mandatorily redeemable on April 15, 2004 at $1,000 per share. The Company and Worthington entered into a preferred stock redemption agreement, dated December 23, 2003, that provides for 30 monthly redemption payments of $50,000 each over a three year period (10 payments each year in 2004, 2005 and 2006) to fully redeem the preferred stock. Each $50,000 payment and redemption of 333 (or 334) shares reduces the fully accreted $10 million face value of the redeemable preferred stock by $333,000 (or $334,000). As of February 28, 2005, the Company has made 12 of the 30 scheduled redemption payments. If shares are not redeemed under the provision of this agreement, the redemption price remains at $1,000 per share. The significant cash commitments table above assumes that payments are made during 2005 and 2006 and that the redeemable preferred stock is retired for an additional $1.0 million.
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
Critical Accounting Policies
      In the preparation of the financial statements in accordance with generally accepted accounting principles, management must often make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Some of these estimates and assumptions can be subjective and complex, and consequently, actual results could differ from those estimates. Such estimates and assumptions affect the Company’s most critical accounting policies: the allowance for doubtful accounts, inventory valuation, accrued group health care costs, valuation of warrants and the recoverability of deferred tax assets.

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

Group health care costs
      Reserves for group health care costs are based upon an estimate of benefit claims incurred but not reported, using historical trends as a basis for the estimate.

Valuation of warrants
      The valuation of the warrants issued in March 2004 is based upon management’s’ estimates of the ultimate number of warrants to be put to the Company, which is based upon an estimate of the Company’s ability to achieve certain earnings goals in 2005, 2006 and 2007. Factors also included in the estimate are a future business enterprise valuation factor based upon a multiple of EBITDA (earnings before interest, taxes, depreciation and amortization), future estimates of debt levels and a discount rate used to reduce that future enterprise value to its present value.

Recoverability of Deferred Tax Assets
      In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment, and the deferred tax asset valuation allowance is adjusted as appropriate.
Recently Adopted Accounting Standards
      In January 2003, FASB issued Interpretation 46, Consolidation of Variable Interest Entities (Interpretation 46), which addresses consolidation of certain variable interest entities and became effective January 31, 2003. The adoption of Interpretation 46 did not have a material impact on the Company’s financial statements.
      The FASB also recently issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Statement 150), which established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires classification of financial instruments within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 applies to financial instruments entered into or modified after May 31, 2003, and otherwise became effective at the beginning of the first interim period beginning after June 15, 2003. FASB Staff Position Financial Accounting Standard 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interest under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, deferred the effective date of SFAS 150 for certain mandatorily redeemable noncontrolling interests of all entities. The Company adopted SFAS No. 150 as of July 1, 2003, and that adoption has had the following classification impact on the Company’s consolidated financial statements:

(i) related to the consolidated balance sheet, the redeemable preferred stock, previously reported as temporary equity, is classified as a liability.

(ii) related to the consolidated statements of operations, the expense reported in previous periods as “accretion of discount on preferred shares” is classified as “interest on redeemable preferred stock” commencing July 1, 2003.

      On December 23, 2003, the Company entered into a stock redemption agreement for the redeemable preferred stock. See Item 3 above related to the terms of the redemption agreement.
Recently Issued Accounting Standards
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. This Statement is a revision to Statement 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. This Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at July 1, 2005, the date of adoption. The Company has not determined the impact of this Statement.
      In December 2004, the FASB issued SFAS No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under this Statement, such items will be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for fiscal years beginning after June 15, 2005. The Company has not determined the impact of this Statement.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk
      The Company uses both variable-rate debt and fixed rate debt to finance its operations. The variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. The variable-rate debt includes both our revolving credit facility ($11.4 million at December 31, 2004) and our term note payable ($19.4 million at December 31, 2004).
      In order to satisfy a requirement of the term loan, we entered into a swap agreement of approximately one-half of the term loan effective June 30, 2004 on $10,750,000 (the original notional amount) of its term debt. Under this agreement, the Company pays a fixed LIBOR rate of 3.72% on the notional amount, which is payable quarterly. In accordance with the term loan agreement, the Company also pays an applicable margin which adjusts in steps based on achieved operating and leverage metrics (ranging from 4.00% to 4.25% during 2004). The notional amount of the swap for the period from June 30 through September 30, 2004 was $10,750,000, and the notional amount for October 1 through December 31, 2004 was $10,500,000. The “all-in” rate on the notional amount in 2004 ranged from 7.72% to 7.97%. The swap agreement expires March 31, 2008.
      The interest on the other portion of the term loan is currently determined at the applicable margin described above plus a LIBOR rate. The Company has elected to use 3 month and 6 month LIBOR agreements in an effort to reduce the variability of interest payments related to this portion of the term debt. At December 31, 2004 the “all-in” rate including the LIBOR rate and applicable margin related to this portion of the term debt was approximately 6.78%.
      The interest on the revolving credit facility is determined primarily at the applicable margin plus LIBOR rates. The Company has elected, at December 31, 2004, to use 3 and 6 month LIBOR agreements in an effort to reduce the variability of interest payments related to the revolving debt. The LIBOR agreements totaled $11.0 million at December 31, 2004; the corresponding average “all-in” rates including the LIBOR rates and applicable margin related to the revolving debt were approximately 6.6%. The applicable margin plus the bank base rate is paid on the revolving debt in excess of $11.0 million; at December 31, 2004 this rate was 7.75%.
      If market rates of interest on our variable rate had been 100 basis points higher in 2004, our interest expense would have been approximately $200,000 higher.

      The interest rates on the senior subordinated debt and the subordinated debt are fixed as described above.

Steel Commodity Risk
      We are also subject to commodity price risk with respect to purchases of steel, which accounts for a significant portion of our cost of sales. In 2004, the costs of steel increased significantly during the year, and those costs have stabilized in 2005 at a relatively high level. We have arrangements to pass through to our largest customers the increased costs of steel, thereby significantly reducing the risks associated with the higher costs of steel. These additional costs are invoiced to those customers on a monthly basis.

Item 8.	Financial Statements and Supplementary Data
MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Morton Industrial Group, Inc.:
      We have audited the accompanying consolidated balance sheets of Morton Industrial Group, Inc. and Subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.
      We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Morton Industrial Group, Inc. and Subsidiaries as of December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      As discussed in note 5 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.
Indianapolis, Indiana
March 24, 2005

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2003 and 2004

	2003	2004

	(Dollars in thousands,
	except per share data)
ASSETS
Current assets:
Trade accounts receivable, less allowance for doubtful accounts of $202 in 2003 and $160 in 2004	$7,253	9,788
Unbilled receivables	—	2,741
Note receivable	100	—
Inventories	13,863	19,218
Prepaid expenses and other current assets	1,087	1,324
Deferred income taxes	1,600	2,700

Total current assets	23,903	35,771
Property, plant, and equipment, net	22,432	22,390
Note receivable	1,183	1,102
Intangible assets, at cost, less accumulated amortization	1,100	2,148
Deferred income taxes	—	5,400
Other assets	204	334

	$48,822	67,145

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Outstanding checks in excess of bank balance	$943	2,801
Current installments of long-term debt	6,210	3,295
Accounts payable	17,343	17,860
Accrued expenses	5,450	4,687
Income taxes payable	275	200
Redeemable preferred stock	500	500

Total current liabilities	30,721	29,343
Long-term debt, excluding current installments	32,331	40,280
Other liabilities	118	368
Redeemable preferred stock	9,250	6,167
Warrants payable	—	1,791

Total liabilities	72,420	77,949

Stockholders’ equity (deficit):
Class A common stock — $0.01 par value. Authorized 20,000,000 shares; issued and outstanding 4,560,547 shares in 2003 and 4,723,878 shares in 2004	46	47
Class B common stock — $0.01 par value. Authorized 200,000 shares; issued and outstanding 100,000 in 2003 and 2004	1	1
Additional paid-in capital	20,895	20,922
Accumulated deficit	(44,540)	(31,774)

Total stockholders’ equity (deficit)	(23,598)	(10,804)

	$48,822	67,145

See accompanying notes to consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2002, 2003, and 2004

	2002	2003	2004

	(Dollars in thousands, except
	per share data)
Net sales	$116,567	131,431	185,469
Cost of sales	101,522	113,318	161,910

Gross profit	15,045	18,113	23,559

Operating expenses:
Selling expenses	2,723	2,948	3,211
Administrative expenses	9,447	10,414	11,586

Total operating expenses	12,170	13,362	14,797

Operating income	2,875	4,751	8,762

Other income (expense):
Interest expense	(4,228)	(3,084)	(4,526)
Interest on redeemable preferred stock	—	(427)	(250)
Gain on redemption of preferred stock	—	—	2,833
Other	365	442	172

Other expense, net	(3,863)	(3,069)	(1,771)

Earnings (loss) before income taxes, discontinued operations and cumulative effect of accounting change	(988)	1,682	6,991
Income taxes	(288)	426	(5,775)

Earnings (loss) before discontinued operations and cumulative effect of accounting change	(700)	1,256	12,766

Discontinued operations:
Earnings from discontinued plastics operations, net	8,947	140	—
Income taxes	2,157	55	—

	6,790	85	—

Earnings before cumulative effect of accounting change	6,090	1,341	12,766
Cumulative effect of change in accounting principle, net of tax of $0	(8,118)	—	—

Net earnings (loss)	(2,028)	1,341	12,766
Accretion of discount on preferred shares	(1,265)	(715)	—

Net earnings (loss) available to common shareholders	$(3,293)	626	12,766

Earnings (loss) available to common shareholders per common share — basic:
Earnings (loss) from continuing operations	$(0.42)	0.12	2.73
Earnings from discontinued operations	1.46	0.02	—

Earnings available to common shareholders before cumulative effect of accounting change	1.04	0.14	2.73
Cumulative effect of a change in accounting principle	(1.75)	—	—

Net earnings (loss) available to common shareholders	$(0.71)	0.14	2.73

Earnings (loss) available to common shareholders per common share — diluted:
Earnings (loss) from continuing operations	$(0.42)	0.11	2.16
Earnings from discontinued operations	1.46	0.02	—

Earnings available to common shareholders before cumulative effect of accounting change	1.04	0.13	2.16
Cumulative effect of a change in accounting principle	(1.75)	—	—

Net earnings (loss) available to common shareholders	$(0.71)	0.13	2.16

See accompanying notes to consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity (Deficit)
Years ended December 31, 2002, 2003, and 2004
(Dollars in thousands)

	Class A		Class B
	Common Stock		Common Stock
					Additional
	Shares		Shares		Paid-in	Accumulated
	Issued	Amount	Issued	Amount	Capital	Deficit	Total

Balance, December 31, 2001	4,400,850	$44	200,000	$2	20,883	(41,873)	(20,944)
Net loss	—	—	—	—	—	(2,028)	(2,028)
Stock options exercised	59,697	1	—	—	12	—	13
Accretion of discount on preferred shares	—	—	—	—	—	(1,265)	(1,265)

Balance, December 31, 2002	4,460,547	45	200,000	2	20,895	(45,166)	(24,224)
Net earnings	—	—	—	—	—	1,341	1,341
Accretion of discount on preferred shares	—	—	—	—	—	(715)	(715)
Conversion of shares of Class B common stock into shares of Class A common stock	100,000	1	(100,000)	(1)	—	—	—

Balance, December 31, 2003	4,560,547	46	100,000	1	20,895	(44,540)	(23,598)
Net earnings					—	12,766	12,766
Stock options exercised	163,331	1	—	—	27	—	28

Balance, December 31, 2004	4,723,878	$47	100,000	$1	20,922	(31,774)	(10,804)

See accompanying notes to consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2002, 2003, and 2004

	2002	2003	2004

	(Dollars in thousands)
Cash flows from operating activities:
Net earnings (loss)	$(2,028)	1,341	12,766
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of plant and equipment and intangible assets	9,420	5,694	5,804
Other amortization and accretion	—	427	1,253
Payments on restructuring charge	(375)	—	—
Cumulative effect of change in accounting principle	8,118	—	—
Provision for bad debts	7	310	145
Change in deferred income taxes	3,197	151	(6,500)
Loss (gain) on sale of property and equipment	(8)	(12)	2
Gain on sale of businesses	(17,784)	(8)	—
Unrealized loss (gain) on derivative instruments	(418)	—	40
Gain on redemption of preferred stock	—	—	(2,833)
Changes in operating assets and liabilities, excluding effects of sale of businesses:
Decrease (increase) in trade accounts receivable	3,470	(2,115)	(2,680)
Increase in unbilled receivables	—	—	(2,741)
Decrease (increase) in inventories	(162)	583	(5,355)
Decrease (increase) in prepaid expenses and other assets	(201)	431	(286)
Increase (decrease) in income taxes payable	—	275	(75)
Increase in accounts payable	1,976	2,856	817
Increase (decrease) in accrued expenses and other	2,166	327	(553)

Net cash provided by (used in) operating activities	7,378	10,260	(196)

Cash flows from investing activities:
Capital expenditures	(4,023)	(4,119)	(5,365)
Proceeds from sale of property and equipment	538	67	54
Proceeds from sale of businesses	—	4,800	—
Payment received on note receivable for sale of business	—	99	100

Net cash provided by (used in) investing activities	(3,485)	847	(5,211)

Cash flows from financing activities:
Increase (decrease) in checks issued in excess of bank balance	(1,869)	(346)	1,858
Net advances (repayments) on revolving debt	(485)	(5,350)	5,600
Principal payments on long-term debt and capital leases	(5,597)	(4,961)	(4,246)
Retirement of revolving debt in connection with refinancing	—	—	(14,650)
Retirement of term debt in connection with refinancing	—	—	(22,153)
Proceeds from issuance of revolving debt	—	—	7,200
Proceeds from issuance of long-term debt	4,907	—	34,071
Redemption of preferred stock	—	—	(500)
Proceeds from issuance of common stock	13	—	28
Debt issuance costs	(862)	(450)	(1,801)

Net cash provided by (used in) financing activities	(3,893)	(11,107)	5,407

Net change in cash	—	—	—
Cash at beginning of year	—	—	—

Cash at end of year	$—	—	—

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$5,511	3,296	3,481
Income taxes	26	48	550
See accompanying notes to consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003 and 2004
(Dollars in thousands, except per share data)

(1)	Description of Business and Summary of Significant Accounting Policies

(a)	Description of Business
      Morton Industrial Group, Inc. and subsidiaries is a contract manufacturer and supplier of high-quality fabricated sheet metal components and subassemblies for construction, agricultural, industrial and recreational equipment manufacturers located primarily in the Midwestern and Southeastern United States. Sales in 2004 were approximately as follows: construction–65%, agricultural–13% and industrial–22%. The Company’s raw materials are readily available, and the Company is not dependent on a single supplier or only a few suppliers.

(b)	Principles of Consolidation
      The consolidated financial statements include the financial statements of Morton Industrial Group, Inc. and its subsidiaries (together, the Company). All significant intercompany transactions and balances have been eliminated in consolidation.

(c)	Use of Estimates in Preparing Financial Statements
      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates.

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
      Property, plant, and equipment are stated at cost less accumulated depreciation. Equipment held under capital leases is stated at the net present value of the minimum lease payments at the beginning of the lease term.
      Depreciation of plant and equipment is recognized over the estimated useful lives of the respective assets using straight-line and accelerated methods. Equipment held under capital leases is amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

(g)	Goodwill and Other Intangible Assets
      Goodwill represents the excess of costs over fair value of net assets of businesses acquired. The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Intangible Assets, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

(h)	Income Taxes
      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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
      The per share weighted average fair value of stock options granted during 2002 and 2003 was $0.29 and $0.15, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%, risk-free interest rate of 6%, volatility of 91%, and an expected life of 10 years. No stock options were granted during 2004.
      The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each year.

	2002	2003	2004

Net earnings (loss) available to common shareholders:
As reported	$(3,293)	626	12,766
Total stock-based employee compensation expense determined under fair-value-based method for all awards	(216)	(112)	(49)

Pro forma	$(3,509)	514	12,717

Basic earnings (loss) available to common shareholders per share:
As reported	$(0.71)	0.14	2.73
Pro forma	(0.76)	0.11	2.72
Diluted earnings (loss) available to common shareholders per share:
As reported	(0.71)	0.13	2.16
Pro forma	(0.76)	0.10	2.15

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(j)	Impairment of Long-lived Assets and Long-lived Assets to Be Disposed Of
      In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet.
      Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of the reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

(k)	Revenue Recognition
      Generally, revenue from sales is recognized when the goods are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable and the sales price is fixed or determinable. In certain cases, at the customer’s written request, the Company enters into bill and hold transactions whereby title transfers to the customer, but the product does not ship until a specified later date. The Company recognizes revenues associated with the bill and hold arrangements when the product is complete, ready to ship, and hold criteria have been met. No such arrangements existed at December 31, 2003 or 2004.
      During 2004, the Company incurred increased costs for the purchase of raw materials as a result of dynamic changes in the U.S. steel markets. The Company’s supplier agreements with key customers allow surcharges for the passthrough of the additional raw material costs. The Company has recognized as net sales, and also recognized an identical amount as cost of sales, surcharge amounts of approximately $18,239 in 2004. The Company has classified unbilled surcharges in the accompanying consolidated balance sheet as “unbilled receivables.” The surcharges are generally invoiced to the Company’s customers within weeks following the month end in which the related product is sold. As of December 31, 2004, the unpaid amount of billed surcharges included in accounts receivable is $1,292.

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

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      During 2004, the Company entered into a swap agreement, expiring March 2008, with an initial aggregate notional amount of $10,750. Under this agreement, the Company pays a fixed LIBOR rate of 3.72% on the notional amount, which is payable quarterly. In accordance with a term loan agreement, the Company also pays an interest margin, which adjusts in steps based on operating and leverage metrics achieved by the Company (4.00% since June 2004).

(m)	Fair Value of Financial Instruments
      The Company believes the recorded value of notes receivable, notes payable and long-term debt approximates fair value because their respective interest rates fluctuate with market rates or approximate current market rates. The recorded value of redeemable preferred stock of $9,750 and $6,667 at December 31, 2003 and 2004, respectively, exceeds its estimated fair value of $1,251 and $908, respectively (see note 10).
      Interest rate swaps are reported at fair value, which is the estimated amount that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties.

(n)	Earnings (Loss) Per Share
      Earnings (loss) per share is computed under the provisions of SFAS No. 128, Earnings Per Share. Amounts reported as earnings (loss) per share reflect the earnings available to common shareholders for the period divided by the weighted average number of Class A and Class B common shares outstanding during the year. Basic per share information is calculated by dividing earnings (loss) by the weighted average number of common shares outstanding. Diluted per share information is calculated by also considering the impact of potential common shares.

(o)	Recently Issued Accounting Standards
      In December 2004, SFAS No. 123 (revised 2004), Share-Based Payment, was issued. SFAS No. 123 (revised 2004) addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. This Statement is a revision to SFAS No. 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. This Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at July 1, 2005, the date of adoption. The Company has not determined the impact of this Statement.
      In December 2004, SFAS No. 151, Inventory Costs, was issued. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under this Statement, such items will be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for fiscal years beginning after June 15, 2005. The Company has not determined the impact of this Statement.

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
      The sale of MCP’s, Holding’s and Kentucky’s assets was completed on December 24, 2002, in accordance with Section 363 of the United States Bankruptcy Code. The proceeds from the sale were used to retire a portion of the then-existing debt and pay expenses of the sale. The Company received no proceeds from the sale.
      At December 31, 2002, the assets of Mid-Central were reduced to their estimated fair value less costs to sell, resulting in an impairment charge of $325 in 2002.
      The Company sold the assets of Mid-Central on June 20, 2003. The sales price, subsequent to a working capital adjustment, was $6,100, with $4,800 received in cash at closing plus notes receivable from the buyer of $99, $97, and $1,100.
      The notes receivable of $99 and $97 have been collected. The note receivable of $1,100 is due June 20, 2006 and bears interest at 15% per annum. Interest for the period of June 20, 2003 through June 20, 2004 was 15% payment-in-kind and payable at maturity. Interest after June 20, 2004 is payable in cash on June 20, 2005, and at the date of maturity, June 20, 2006.
      The remaining note receivable, due from the buyer, is subordinate to required payments due by the buyer to its senior secured lender. Payments received by the Company are assigned to the Harris Bank syndicate, the Company’s senior secured lender.
      Summary financial data of the discontinued operations is presented below:

	2002	2003

Operating revenue	$78,737	9,124
Operating expense	85,469	8,819

Operating income (loss)	(6,732)	305
Interest expense	(2,105)	(165)

Earnings (loss) from operations of discontinued operations	(8,837)	140
Gain on disposal of MCP, LLC	17,784	—
Income taxes	2,157	55

Net earnings from discontinued operations	$6,790	85

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(3)	Inventories
      A summary of inventories follows:

	December 31

	2003	2004

Finished goods	$5,427	8,361
Work in process	3,521	4,765
Raw materials	4,915	6,092

	$13,863	19,218

(4)	Property, Plant, and Equipment
      A summary of property, plant, and equipment at December 31, including assets held under capital leases as described in note 8, is as follows:

	Depreciable	December 31
	Lives
	(In years)	2003	2004

Land and land improvements	15	$1,757	1,769
Buildings and leasehold improvements	15 – 39	8,577	8,991
Machinery and vehicles	5 – 12	27,008	29,421
Tooling	3	11,068	12,637
Office equipment	5 – 10	5,724	6,712
Construction in progress	–	462	99

		54,596	59,629
Less accumulated depreciation		32,164	37,239

Property, plant, and equipment, net		$22,432	22,390

(5)	Intangible Assets
      A summary of intangible assets is as follows:

	December 31

	2003	2004

Goodwill	$1,200	1,200
Debt issuance costs	2,645	2,124
Other	535	535

	4,380	3,859
Less accumulated amortization	3,280	1,711

Net intangible assets	$1,100	2,148

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      For amortizable intangible assets, the total amortization expense in 2002, 2003, and 2004 was $793, $836, and $453, respectively. The estimated amortization expense for each of the next five years ending December 31 is as follows:

Year ending:
2005	$501
2006	484
2007	443
2008	218
2009	47
      The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, and recorded a noncash transition charge of $8,118, or a $1.75 loss per share, for impairment of goodwill during 2002. This goodwill was associated with the acquisitions of certain plastics facilities.
      The charge has been treated as the cumulative effect of a change in accounting principle. On January 1, 2002, the estimated fair value of one of the Company’s reporting units was less than the carrying value of its net assets, including goodwill, which indicated an impairment of goodwill. Under SFAS No. 142, the estimated fair value was allocated to the assets and liabilities of the reporting unit based on the purchase accounting method. This calculation indicated that the full amount of goodwill was impaired at the date of adoption of SFAS No. 142.

(6)	Derivative Instruments and Hedging Activities
      The Company uses variable-rate debt to finance its operations. The debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management has entered into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed rate debt.
      SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and No. 138, requires that all derivative instruments be recorded on the balance sheet at their fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company reports its interest rate swap agreements at fair value. The Company reported unrealized gains (losses) on interest rate swaps at December 31, 2003 and 2004 of $337 and $(40), respectively, as they did not qualify for hedge accounting.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(7)	Long-term Debt
      A summary of long-term debt follows:

	December 31

	2003	2004

Revolving credit facility with the current Harris syndicate	$—	11,400
Senior Subordinated Debt, net of debt discount of $1,159	—	11,166
Note payable to the current Harris syndicate, with variable rate interest (6.45% as of December 31, 2004)	—	19,418
Revolving credit facility with the former Harris syndicate	13,250	—
Note payable to the former Harris syndicate, with variable rate interest (5.75% as of December 31, 2003)	23,253	—
Subordinated note payable with interest payable at 7.0%, discounted $393 to yield 10.0%, due in quarterly payments with the balance due April 8, 2008	1,734	1,396
Note payable, electric cooperative, non-interest bearing, due in monthly payments with the balance due November 1, 2006	130	85
Capital lease obligations	113	81
Notes payable, miscellaneous	61	29

	38,541	43,575
Less current installments	6,210	3,295

	$32,331	40,280

Financing in effect as of December 31, 2003
      In May 1998, the Company entered into both a revolving credit facility and a term loan agreement with a syndicate of banks led by Harris Trust and Savings Bank (referred to as the former Harris syndicate).
      The financing arrangements with the former Harris syndicate, as subsequently amended, were as follows as of December 31, 2003:

In February 2002, the Company entered into a new secured revolving credit facility with the former Harris syndicate. The revolving credit agreement permitted the Company to borrow up to a maximum of $21,000. The agreement required payments of a quarterly commitment fee of 0.50% per annum of the average daily unused portion of the revolving credit facility. Interest was due monthly and was based upon the bank prime rate plus 1.5% (effective rate of 5.75% at December 31, 2003). The Company, alternatively, could have selected a LIBOR plus 4.0% interest rate. The amount available under the revolving credit facility was limited to 85% of qualified accounts receivable, 60% of eligible inventories, plus $2,121 of other assets. The revolving credit agreement was originally due on July 1, 2003, and as amended, was extended to April 1, 2005. At December 31, 2003, the Company had $13,250 outstanding and $1,211 available under this credit facility.

In February 2002, the Company also entered into a secured term loan arrangement with the former Harris syndicate for a term loan of $32,965. The former Harris syndicate term loan arrangement replaced existing term loans and did not provide additional availability. The term loan under this financing arrangement was amortized monthly with principal payments ranging from $235 to $500 and the balance of $24,930 due originally on July 1, 2003, as amended, was extended to April 1, 2005. Interest was due monthly and was based upon the bank prime rate plus 1.5% (effective rate of 5.75% at December 31, 2003). The Company, alternatively, could have selected a LIBOR plus 4.0% interest rate. The agreement

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

was secured by a first lien on all of the Company’s accounts receivable, inventories, equipment and various other assets, other than the assets of Morton Custom Plastics, LLC.

The February 2002 former Harris syndicate agreement was amended during 2003 as follows:

•	maturity date of the revolving credit facility and remaining balance of the term loan was extended to April 1, 2005

•	a reduction in the revolving credit commitment to $18,800 (from a previous level of $21,000)

•	effective February 28, 2003, increased the limit of eligible inventories under the revolving credit facility from 50% to 60%

•	changed the definition of “other asset value” in the borrowing base to $2,212 (from previous levels of $2,500 and $3,500)

•	established principal payment installments of $500 per month for the months ending April, 2004 through March, 2005

•	provided consent to the June 2003 sale of Mid-Central Plastics Inc.

•	provided consent to enter into a settlement regarding the redeemable preferred stock held by Worthington Industries, Inc.

•	increased the limitation for capital expenditures for 2003

In addition, under this agreement, 238,584 warrants issued on September 20, 2000 to purchase Class A Common Stock at an exercise price of $0.01 per share remained outstanding.

March 26, 2004 Refinancing and Subsequent Amendments
      On March 26, 2004, the Company entered into a Second Amended and Restated Credit Agreement with a different syndicate of banks led by Harris Trust and Savings Bank, As Agent (referred to as the current Harris syndicate), and also on March 26, 2004, entered into a Note and Warrant Purchase Agreement with BMO Nesbitt Burns Capital (U.S.) Inc., As Agent. These agreements were effective on March 26, 2004, and provided financing to replace the revolving credit facility and term note payable due to the former Harris syndicate. In connection with this transaction, the 238,584 warrants to purchase Class A Common Stock were surrendered by the holders; and, as described below, new warrants were issued on March 26, 2004.
      On June 23, 2004, the Company entered into the First Amendment to the Second Amended and Restated Credit Agreement and also on June 23, 2004, entered into an Amended and Restated Note and Warrant Purchase Agreement with BMO Nesbitt Burns Capital (U.S.) Inc., As Agent. The effect of the June 23, 2004 amendments was to increase the amount due to BMO Nesbitt Burns Capital (U.S.) Inc., As Agent, by $2,000, reduce the balance outstanding under the four-year secured term loan described below by $1,000 and reduce the balance outstanding under the secured revolving credit facility described below by $1,000.
      Under the terms of the new agreements and amendments, effective as of June 23, 2004, and as of December 31, 2004, the Company has:

1) A four-year secured term loan in the amount of $21,000 with variable rate interest; principal payments are due in quarterly installments of $500 which began June 30, 2004 and continue through March 31, 2005 and due in quarterly installments of $750 beginning June 30, 2005 through December 31, 2007 with the balance of $10,667.5 due on March 31, 2008. A mandatory principal payment of $82.5 related to an asset sale was made in September 2004.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

2) A secured revolving credit facility with a limit of $18,000, with variable rate interest, with an initial revolving credit balance of $8,700, and with initial availability of $5,400 as of March 26, 2004. At December 31, 2004, the Company has a revolving credit balance of $11,400 and availability of $4,700. The balance is due March 31, 2008. The amount available under the revolving credit facility is limited to 85% of eligible accounts receivable and 60% of eligible inventories. The facility requires a commitment fee of 0.50% per annum on the unused portion of the facility.

At the Company’s option, for both the secured term loan and the secured revolving credit facility, interest will be at either a bank base rate plus applicable margin, or an adjusted LIBOR plus a LIBOR applicable margin. At inception, the bank rate plus applicable margin was 6.75% and the adjusted LIBOR plus a LIBOR applicable margin was 5.35%. At December 31, 2004, those rates were 7.75% and 6.78%, respectively.

The Company entered into a swap agreement effective June 30, 2004 on $10,750 (the original notional amount) of its term debt. Under this agreement, the Company pays a fixed LIBOR rate of 3.72% on the notional amount, which is payable quarterly. In accordance with the term loan agreement, the Company also pays an interest margin which adjusts in steps based on achieved operating and leverage metrics (4.25% during 2004). The notional amount for the period from June 30 through September 30, 2004 was $10,750 and for the period from October 1 through December 31, 2004 was $10,500. The swap agreement expires March 31, 2008. The swap agreement is for the purpose of limiting the effects of interest rate increases on approximately one-half of the Company’s variable rate term debt.

3) Senior secured subordinated notes totaling $12,000 with cash interest of 12% and payment-in-kind interest of 2% and 4% with no principal amortization, and the balances due March 26, 2009. This debt is subordinated to the secured term loan and the revolving credit facility with respect to both payment and lien priority.

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

The Company estimated the fair value of the warrants at the date of issue, and as of December 31, 2004, to be $1,500 and $1,791, respectively. The $1,791 estimate is reported as warrants payable in the accompanying consolidated balance sheets. The fair value at the date of issue was recorded as debt discount, and is being amortized using the effective yield method over 5 years, the term of the related senior secured subordinated note. The Company reports the warrants at fair value and records changes in the fair value as interest expense.

The stock purchase warrant includes provisions that will reduce the 545,467 warrants that can be put to the Company if a) a change of control occurs prior to 5 years from the date of issue and the Company achieves specified net equity levels; or b) if a change of control has not occurred prior to 5 years from the date of issue and the Company achieves specified EBITDA (earnings before interest, taxes, depreciation and amortization) levels. The number of warrants could be reduced to any one of several levels, but no lower than 290,278. For the year ended December 31, 2004, the Company achieved the EBITDA level that would reduce the maximum number of warrants outstanding. The maximum number of warrants that may be put or exercised has been reduced to 479,859.
      The Company has provided bank letters of credit totaling approximately $1,500 to two creditors. One letter of credit is in support of operating lease payments; this letter of credit is for $618 and is scheduled to expire at the end of December 2005; the other letter of credit, in the amount of $870 supports future potential

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
payments by the Company related to workers’ compensation claims. This letter of credit will renew on an annual basis until the need for the letter of credit expires. Based on workers’ compensation claims experience, the amount of this letter of credit is subject to adjustment on December 31, 2005. The outstanding letters of credit decrease, on a dollar-for-dollar basis, the amount of revolving line of credit available under the secured revolving credit facility.
      In connection with these loans, the Company has granted the lenders a lien on all of the Company’s accounts receivable, inventories, equipment, land and buildings, and various other assets. These agreements contain restrictions on capital expenditures, additional debt or liens, investments, mergers and acquisitions, and asset sales and prohibit payments such as dividends or stock repurchases. These agreements also contain various financial covenants, including financial performance ratio requirements. Fees associated with the March 26, 2004 and June 23, 2004 transactions, including underwriting and legal fees, totaled approximately $1,801.
      The aggregate amounts of contractual long-term debt maturities and principal payments (based upon the amended credit facilities described above) for each of the five years subsequent to December 31, 2004 are as follows:

Year:
2005	$3,295
2006	3,502
2007	3,472
2008	22,140
2009	11,166

$43,575

(8)	Leases
      The Company is obligated under various capital leases for certain machinery. At December 31 the gross amount of equipment and related amortization recorded under capital leases was as follows:

	2003	2004

Machinery	$228	299
Less accumulated amortization	93	136

	$135	163

      Assets under capital leases are included in property, plant, and equipment and amortization of assets held under capital leases is included in depreciation expense.
      The present value of future minimum capital lease payments at December 31, 2004 was as follows:

Year:
2005	$67
2006	18

Total minimum lease payments	85
Less amount representing interest (from 6.0% to 7.9%)	4

Present value of net minimum capital lease payments	$81

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The Company also has operating leases for several of its plants, certain warehouse space, and manufacturing and computer equipment. Rental expense for operating leases was $6,317, $6,516, and $6,989 in 2002, 2003, and 2004, respectively.
      Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2004 are:

Year:
2005	$6,319
2006	4,298
2007	2,883
2008	2,279
2009	748

Total minimum lease payments	$16,527

(9)	Income Taxes
      Total income tax expense (benefit) for the periods presented was allocated as follows:

	December 31

	2002	2003	2004

Earnings (loss) before discontinued operations and cumulative effect of accounting change	$(288)	426	(5,775)
Discontinued operations	2,157	55	—

	$1,869	481	(5,775)

      Income tax expense (benefit) from continuing operations consists of the following:

	Current	Deferred	Total

Year ended December 31, 2002:
Federal	$(288)	—	(288)
State	—	—	—

	$(288)	—	(288)

Year ended December 31, 2003:
Federal	$80	151	231
State	195	—	195

	$275	151	426

Year ended December 31, 2004:
Federal	$185	(6,050)	(5,865)
State	540	(450)	90

	$725	(6,500)	(5,775)

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Total income tax expense (benefit) attributable to earnings from continuing operations differed from the amounts computed by applying the U.S. Federal corporate income tax rate of 34% for all periods to earnings (loss) before income taxes as a result of the following:

	December 31

	2002	2003	2004

Computed “expected” tax expense (benefit)	$(336)	572	2,377
State income tax expense, net of Federal income tax benefit	—	129	59
Non-deductible interest on redeemable preferred stock	—	146	85
Non-taxable gain on redemption of preferred stock	—	—	(963)
Officer’s life insurance	20	20	3
Decrease in valuation allowance allocated to continuing operations	(42)	(719)	(7,441)
Other, net	70	278	105

	$(288)	426	(5,775)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2004, are presented below:

	December 31

	2003	2004

Deferred tax assets attributable to:
Net operating loss and credit carryforwards	$23,971	22,677
Accrued vacation pay	314	345
Reserves and other	853	398

Total gross deferred tax assets	25,138	23,420
Less valuation allowance	(20,484)	(13,043)

Total deferred tax assets	4,654	10,377

Deferred tax liabilities attributable to:
Plant and equipment, principally due to differences in depreciation	(2,926)	(2,174)
Excess of tax over book amortization	(41)	(34)
Debt discount	(87)	(69)

Total deferred tax liabilities	(3,054)	(2,277)

Net deferred tax asset	$1,600	8,100

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the net deferred tax asset, the Company will need to generate future taxable income of approximately $22,000 prior to the expiration of the net operating loss carryforwards in 2022. Management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2004, based upon anticipated profitability over the period of years that the temporary differences are expected to become tax deductions. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      At December 31, 2004, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $61,000 which are available to offset future federal taxable income, if any, through 2022. Management anticipates that approximately $12,000 of those net operating loss carryforwards will expire unused. Future recognition of tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2004, of $13,043 will be allocated to consolidated statement of operations $(12,174) and additional paid-in capital $(869).

(10)	Redeemable Preferred Stock
      Pursuant to a 1999 agreement to purchase certain assets of Worthington Custom Plastics, Inc. (Worthington), the Company issued 10,000 shares of its preferred stock, without par value, to Worthington. The preferred stock was mandatorily redeemable on April 15, 2004 at $1,000 per share. The preferred stock was valued at $4,250 at the time of the acquisition and the discount was accreted over a five-year period using the effective yield method. See also note 18 related to litigation regarding Worthington Industries, Inc.
      The Company and Worthington entered into a stock redemption agreement, dated December 23, 2003, that provides for 30 monthly redemption payments of $50 each over a three-year period (10 payments each year in 2004, 2005, and 2006) to fully redeem the preferred stock. Each payment redeems 333 (or 334) shares of the 10,000 shares outstanding and results in a gain on redemption of $283. Redemption payments made during the year ended December 31, 2004 resulted in a gain on redemption of redeemable preferred stock of $2,833, which is reported in the accompanying consolidated statements of operations. If shares are not redeemed under the provisions of this agreement, the redemption price remains at $1,000 per share. As part of this agreement, all litigation between the Company and Worthington is settled and dismissed.

(11)	Stockholders’ Equity
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
      The board of directors is also authorized to issue one or more series of preferred stock, with the number of shares, dividend rate, voting rights, redemption features, and other rights to be determined by the board of directors.

(12)	Stock Option Plans
      In 1998, the Company adopted a stock option plan (the Plan) pursuant to which the Company’s board of directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 1,166,896 shares of authorized but unissued Class A common stock. Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. All stock options under the Plan have ten-year terms and vest and become fully exercisable after three years from the date of grant. At both December 31, 2003 and 2004, there were 327,561 additional shares available for grant under the Plan.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Stock option activity during the periods indicated is as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at December 31, 2001	1,096,067	$13.072
Issued	131,500	0.325
Exercised	(59,697)	(0.216)
Forfeited	—	—

Outstanding at December 31, 2002	1,167,870	12.290
Issued	712,500	0.166
Exercised	—	—
Forfeited	(1,041,220)	(13.675)

Outstanding at December 31, 2003	839,150	0.286
Issued	—	—
Exercised	(163,331)	(0.180)
Forfeited	—	—

Outstanding at December 31, 2004	675,819	$0.311

      The following is summary information about the Company’s stock options outstanding at December 31, 2004:

			Number of
Number of	Exercise		Shares
Shares	Price	Expiration Date	Exercisable

51,650	$1.875	February 2011	51,650
46,668	0.325	June 2012	21,668
465,001	0.150	February 2013	89,996
30,000	0.250	April 2013	30,000
72,500	0.250	August 2013	72,500
10,000	0.300	November 2013	3,333

675,819			269,147

(13)	Concentration of Sales
      Sales to customers in excess of 10% of total net sales for 2002, 2003, and 2004 are as follows:

	Customer A	Customer B

Years ended:
December 31, 2002	37%	50%
December 31, 2003	38	50
December 31, 2004	35	53
      Trade accounts receivable with these customers totaled $4,302 and $5,965 at December 31, 2003 and 2004, respectively.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(14)	Employee Participation Plan
      The Company’s Employee Participation Plan allows substantially all employees to defer up to 15% of their income through payroll deduction of pre-tax contributions under section 401(k) of the Internal Revenue Code. The Company matches 25% of the first 6% of pre-tax income contributed by each employee. Employees may also make contributions of after-tax income. Additionally, the Company may make discretionary contributions to the plan for the benefit of participating employees. The expense charged to operations related to defined contribution plans was $239, $230, and $299 in 2002, 2003, and 2004, respectively.

(15)	Earnings (Loss) Per Share
      The following reflects the reconciliation of the numerators and denominators of the basic and diluted earnings (loss) available to common shareholders per share computations:

	2002	2003	2004

Numerator:
Earnings (loss) from continuing operations, including accretion of discount on preferred shares	$(1,965)	541	12,766
Earnings from discontinued operations	6,790	85	—

Earnings before cumulative effect of accounting change	4,825	626	12,766
Cumulative effect of change in accounting principle	(8,118)	—	—

Net earnings (loss) available to common shareholders	$(3,293)	626	12,766

Denominator:
Weighted average common shares outstanding — basic	4,638,467	4,660,547	4,670,374
Dilutive potential common shares — stock options and warrants	—	430,300	1,228,647

Weighted average common stock outstanding — diluted	4,638,467	5,090,847	5,899,021

Basic earnings per share:
Earnings (loss) from continuing operations	$(0.42)	0.12	2.73
Earnings from discontinued operations	1.46	0.02	—

Earnings before cumulative effect of accounting change	1.04	0.14	2.73
Cumulative effect of change in accounting principle	(1.75)	—	—

Net earnings (loss) available to common shareholders	$(0.71)	0.14	2.73

Diluted earnings per share:
Earnings (loss) from continuing operations	$(0.42)	0.11	2.16
Earnings from discontinued operations	1.46	0.02	—

Earnings before cumulative effect of accounting change	1.04	0.13	2.16
Cumulative effect of change in accounting principle	(1.75)	—	—

Net earnings (loss) available to common shareholders	$(0.71)	0.13	2.16

      Options to purchase 1,167,870 shares of Class A common stock at an average price of $12.294 per share and warrants to purchase 238,548 shares of Class A common stock at $0.01 per share were outstanding at

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2002, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

(16)	Segment Reporting
      Subsequent to the previously reported sales of Morton Custom Plastics, LLC and Mid-Central Plastics, Inc., the Company has only one remaining segment – the contract metal fabrication segment.

(17)	Selected Quarterly Financial Data (Unaudited)
      Selected quarterly financial information for 2004 and 2003 is as follows:

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

2004:
Net sales	$39,920	50,706	46,146	48,697	185,469
Gross profit	5,509	6,145	5,318	6,587	23,559
Operating income	2,069	2,631	1,789	2,273	8,762
Net earnings available to common shareholders	2,126	2,228	965	7,447	12,766
Earnings per share of common stock — basic:
From continuing operations	0.46	0.48	0.20	1.59	2.73
From discontinued operations	—	—	—	—	—

Total	$0.46	0.48	0.20	1.59	2.73

Earnings per share of common stock — diluted:
From continuing operations	0.38	0.38	0.15	1.25	2.16
From discontinued operations	—	—	—	—	—

Total	$0.38	0.38	0.15	1.25	2.16

2003:
Net sales	$32,380	34,398	31,452	33,201	131,431
Gross profit	4,591	5,010	4,063	4,449	18,113
Operating income	1,283	1,698	886	884	4,751
Earnings before discontinued operations and cumulative effect of accounting change	316	573	106	261	1,256
Net earnings (loss) from discontinued operations	135	(50)	—	—	85
Net earnings available to common shareholders	119	140	106	261	626
Earnings (loss) per share of common stock — basic:
From continuing operations	0.00	0.04	0.02	0.06	0.12
From discontinued operations	0.03	(0.01)	—	—	0.02

Total	$0.03	0.03	0.02	0.06	0.14

Earnings (loss) per share of common stock — diluted:
From continuing operations	0.00	0.03	0.02	0.06	0.11
From discontinued operations	0.03	(0.01)	—	—	0.02

Total	$0.03	0.02	0.02	0.06	0.13

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(18)	Litigation
      On May 1, 2000, Worthington Industries, Inc. (Worthington) filed suit (in the United States District Court for the Southern District of Ohio, Eastern Division (the Court)) against the Company and Morton Custom Plastics, LLC (MCP, LLC) related to MCP, LLC’s 1999 acquisition of the nonautomotive plastics business from Worthington. In connection with the stock redemption agreement described in note 10 above, all litigation between the Company and Worthington was released. An order of dismissal of the Worthington lawsuit against the Company was entered in the Court on January 20, 2004.
      The Company is also involved in various other claims and legal actions, including environmental issues, in the normal course of business. Management does not believe the resolution of any such matters will have a material adverse effect on the Company’s financial condition or results of operations.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Schedule II — Valuation and Qualifying Accounts

	Balance at	Charged to				Balance at
	Beginning of	Costs and				End of
Description	Period	Expenses	Deductions	Other		Period

Allowance for doubtful accounts:
Year ended December 31, 2002	$381	7	(52)	(252	)*	84

Year ended December 31, 2003	$84	310	(192)	—		202

Year ended December 31, 2004	$202	145	(187)	—		160

*	Represents the December 31, 2001 allowance for doubtful accounts of discontinued operations.

Item 9A.	Controls and Procedures
      Evaluation of disclosure controls and procedures. The Company’s principal executive officer and principal financial officer have concluded, based on their evaluation, that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(c) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this Form 10-K, are effective.
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
      Changes in internal controls. There have been no significant changes in the Company’s internal controls over financial reporting that occurred in the fourth quarter of 2004 that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
      None
PART III

Item 10.	Directors and Executive Officers of the Registrant.
      The information required by this Item 10 about the executive officers and Directors of the Company is incorporated herein by reference to the information set forth under the caption “Election of Directors” in our definitive proxy statement for the 2005 annual meeting of shareholders, which we expect to file with the Securities and Exchange commission not later than one hundred twenty days after December 31, 2004 pursuant to Regulation 14A.

Item 11.	Executive Compensation.
      The information required by this Item 11 is incorporated herein by reference to the information set forth under the caption “Executive Compensation” in our definitive proxy statement for the 2005 annual meeting of shareholders, which we expect to file with the Securities and Exchange commission not later than one hundred twenty days after December 31, 2004 pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.
      The information required by this Item 12 is incorporated herein by reference to the information set forth under the caption “Principal Shareholders of the Company” in our definitive proxy statement for the 2005 annual meeting of shareholders, which we expect to file with the Securities and Exchange commission not later than one hundred twenty days after December 31, 2004 pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions.
      The information required by this Item 13 is incorporated herein by reference to the information set forth under the caption “Executive Compensation — Certain Relationships and Related Transactions” in our

definitive proxy statement for the 2005 annual meeting of shareholders, which we expect to file with the Securities and Exchange commission not later than one hundred twenty days after December 31, 2004 pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services
      The information required by this Item 14 is incorporated herein by reference to the information set forth under the caption “Ratification of the Selection of Auditors” in our definitive proxy statement for the 2005 annual meeting of shareholders, which we expect to file with the Securities and Exchange commission not later than one hundred twenty days after December 31, 2004 pursuant to Regulation 14A.
PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
      (a) The following documents are filed as a part of this report:
      1. Financial Statements.
      The following financial statements of the Company are included in Item 8:

a.	Report of KPMG LLP, Independent Registered Public Accounting Firm

b.	Consolidated Balance Sheets as of December 31, 2003 and 2004

c.	Consolidated Statements of Operations for the years ended December 31, 2002, 2003 and 2004

d.	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2002, 2003 and 2004

e.	Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2003 and 2004

f.	Notes to Consolidated Financial Statements
      2. Financial Statement Schedules
      The following financial statement schedule of the Company is included in Item 8:

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2002, 2003 and 2004

Filed
Exhibit Number and Document Title			Incorporated by Reference to	Herewith

2.1 and 10.1	—	Agreement and Plan of Merger Between MLX Corp. and Morton Metalcraft Holding Co., dated as of October 20, 1997	Annex B to the Definitive Proxy Statement on Schedule 14A filed by MLX Corp. with the Securities and Exchange Commission (“SEC”) on January 6, 1998.

2.2 and 10.2	—	Securities Purchase Agreement Among MLX Corp. and Security Holders of Morton Metalcraft Holding Co., dated as of October 20, 1997	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997

3.1 and 4.1	—	Articles of Incorporation of the registrant as Amended prior to January 20, 1998	MLX Corp. Form 10-Q for the quarter ended June 30, 1993 Exhibit 3 to Morton Industrial Group, Inc.

3.2 and 4.2	—	Articles of Amendment to Articles of Incorporation of the Registrant Effective January 20, 1998	Report on Form 8-K filed with the SEC on February 4, 1998

3.2 and 4.2	—	Bylaws of the Registrant, as Amended	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997

Filed
Exhibit Number and Document Title			Incorporated by Reference to	Herewith

10.7	—	Limited Indemnification Agreement dated as of October 20, 1997, among MLX Corp., William D. Morton, and Other Morton Metalcraft Shareholders and Option Holders	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997

10.10	—	Lease between Agracel, Inc., and Morton Metalcraft Co. dated November 6, 1996.	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997

10.11	—	Employment Agreement dated as of January 20, 1998, between the Registrant and William D. Morton	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997

10.12	—	Employment Agreement dated as of January 20, 1998, between the Registrant and Daryl R. Lindemann	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997

10.13	—	MLX Corp. 1997 Stock Option Plan	Appendix C to the Definitive Proxy Statement on Schedule 14A filed by MLX Corp. with the SEC on January 6, 1998.

10.14	—	MLX Corp. 1995 Stock Option Plan	MLX Corp. Definitive Proxy Statement on Schedule 14A for the 1995 Annual Meeting of Stockholders

10.15	—	Master Lease Agreement between Morton Metalcraft Co. and General Electric Capital Corporation dated August 7, 1996	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997

10.16	—	Guaranty of Master Lease Agreement by Morton Metalcraft Holding Co., dated August 7, 1996	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997

10.23	—	Death Benefit Agreement between Morton Metalcraft Co. and William D. Morton	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997

10.24	—	Salary Continuation Agreement between Morton Metalcraft Co. and William D. Morton dated February 26, 1996.	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997

10.26	—	Stock Purchase Agreement among the Company, Joseph T. Buie, Jr., and Ernest J. Butler, dated April 8, 1998.	Exhibit 10.2 to Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on April 14, 1998

10.27	—	Non-negotiable Promissory Note (subordinated) of the Company, Joseph T. Buie, Jr., dated April 8, 1998.	Exhibit 10.3 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on April 14, 1998

10.28	—	Non-negotiable Promissory Note (subordinated) of the Company to Ernest. J. Butler, dated April 8, 1998.	Exhibit 10.4 Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on April 14, 1998

10.41	—	Amended and Restated Agreement with Harris Trust and Savings Bank, As Agent	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on April 1, 2002

10.42	—	First Amendment to Amended and Restated Agreement with Harris Trust and Savings Bank, As Agent	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on March 31, 2003

Filed
Exhibit Number and Document Title			Incorporated by Reference to	Herewith

10.43	—	Second Amendment to Amended and Restated Agreement with Harris Trust and Savings Bank, As Agent	Exhibit 99.2 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on March 31, 2003

10.44	—	Third Amendment to Amended and Restated Agreement with Harris Trust and Savings Bank, As Agent	Exhibit 99.3 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on March 31, 2003

10.45	—	Asset Purchase Agreement between Morton Custom Plastics, LLC and Wilbert, Inc.	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 10-Q filed with SEC on November 4, 2002

10.47	—	Fourth Amendment to Amended and Restated Credit Agreement with Harris Trust & Savings Bank, As Agent	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 10-Q filed with SEC on August 11, 2003.

10.48	—	Fifth Amendment to Amended and Restated Credit Agreement with Harris Trust & Savings Bank, As Agent	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 8-K filed with SEC on December 29, 2003.

10.49	—	Sixth Amendment to Amended and Restated Credit Agreement with Harris Trust & Savings Bank, As Agent	Exhibit 10.49 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on March 30, 2004

10.50	—	Second Amended and Restated Credit Agreement	Exhibit 10.50 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on March 30, 2004

10.51	—	Note and Warrant Purchase Agreement	Exhibit 10.51 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on March 30, 2004

10.52	—	Settlement Agreement	Exhibit 99.2 to Morton Industrial Group, Inc. Report on Form 8-K filed with SEC on December 29, 2003.

10.53	—	Stock Redemption Agreement	Exhibit 99.3 to Morton Industrial Group, Inc. Report on Form 8-K filed with SEC on December 29, 2003.

10.54	—	Agreement with Innovative Injection Technologies, Inc.	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 8-K/A filed with SEC on July 7, 2003.

10.55	—	First Amendment to Agreement with Innovative Injection Technologies, Inc.	Exhibit 99.2 to Morton Industrial Group, Inc. Report on Form 8-K/A filed with SEC on July 7, 2003.

10.56	—	Investor Rights Agreement	Exhibit 10.56 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on March 30, 2004

10.57		First Amendment to the Second Amended and Restated Credit Agreement	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 10-Q filed with SEC on August 6, 2004

10.58		Amended and Restated Note and Warrant Purchase Agreement	Exhibit 99.2 to Morton Industrial Group, Inc. Report on Form 10-Q filed with SEC on August 6, 2004

10.59		Amendment to By-Laws	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 8-K filed with SEC on December 14, 2004

10.60		Second Amendment to Second Amended and Restated Credit Agreement		X

Filed
Exhibit Number and Document Title			Incorporated by Reference to	Herewith

10.61		First Amendment to Amended and Restated Note and Warrant Purchase Agreement		X

13	—	Annual Report		X

16.2	—	Letter re: change in certifying accountant	Exhibit 16.1 to Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on February 18, 1999

21.1	—	Subsidiaries of Registrant		X

23.1	—	Consent of KPMG LLP		X

31.1	—	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

31.2	—	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

32.1	—	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
      (b) Reports on Form 8-K
      Form 8-K was filed with the SEC on December 14, 2004 related to a change in the Company’s by-laws.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORTON INDUSTRIAL GROUP, INC.

By:	/s/WILLIAM D. MORTON

William D. Morton
Chairman, Chief Executive Officer and President
Dated: March 24, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ WILLIAM D. MORTON William D. Morton	Chairman, Chief Executive Officer and President	March 24, 2005

/s/ DARYL R. LINDEMANN Daryl R. Lindemann	Chief Financial Officer and Secretary	March 24, 2005

/s/ FRED W. BROLING Fred W. Broling	Director	March 24, 2005

/s/ MARK W. MEALY Mark W. Mealy	Director	March 24, 2005

SHAREHOLDER INFORMATION
CORPORATE OFFICES
Morton Industrial Group, Inc.
1021 W. Birchwood
Morton, Illinois 61550-0429
Phone: 309-266-7176 Fax: 309-263-1841
INVESTOR INFORMATION
Shareholders and prospective investors are welcome to call or write with questions or requests for additional information. Please direct inquiries to Van Negris at:
Van Negris & Company, Inc.
570 Lexington Avenue — 15th Floor
New York, New York 10022
Telephone: 212-759-0920
E-mail: info@vnegris.com
ANNUAL MEETING
The Annual Meeting of the Shareholders of Morton Industrial Group, Inc. will be held on Tuesday, June 7, 2005 at 10:00 a.m. (EDT) at:
The Siena Hotel
1505 E. Franklin St.
Chapel Hill, NC 27514
FORM 10-K
A copy of form 10-K, the Annual Report which the Company is required to file with the Securities and Exchange Commission, is available without charge upon request to the Company at the above address.
STOCK TRANSFER AGENT AND REGISTRAR
For inquiries about stock transfers or address changes, shareholders may contact:
American Stock Transfer & Trust Co.
59 Maiden Lane
New York, NY 10038
Phone: 800-937-5449
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
KPMG LLP
Indianapolis, Indiana
STOCK MARKET INFORMATION
The common stock of Morton Industrial Group, Inc. is traded on the OTC Market under the ticker symbol MGRP.OB.

BOARD OF DIRECTORS
William D. Morton
Chairman, Chief Executive Officer and President
Morton Industrial Group, Inc.
Fred W. Broling
Retired President and CEO
US Precision Glass
Mark W. Mealy
Lead Independent Director
Morton Industrial Group, Inc.
CORPORATE OFFICERS
William D. Morton
Chairman, Chief Executive Officer and President
Daryl R. Lindemann
Chief Financial Officer and Secretary
Rodney B. Harrison
Vice President of Finance and Treasurer