Form 10-Q
period 2005-04-02
MORTON INDUSTRIAL GROUP INC
filed 2005-05-17
CIK 64247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 2, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

     The aggregate market value of the common stock held by non-affiliates of the registrant (based upon the last reported sale price on the OTC Market) on the last business day of the registrant’s most recently completed second fiscal quarter was approximately $6,700,000.

Outstanding as of
April 15, 2005
Class A Common Stock, $.01 par value	4,880,878
Class B Common Stock, $.01 par value	100,000

ITEM 1 . FINANCIAL STATEMENTS

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
For the Three Months Ended April 2, 2005 and March 27, 2004
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended
	April 2, 2005	March 27, 2004
Net sales	$54,123	39,920
Cost of sales	46,989	34,411

Gross profit	7,134	5,509

Operating expenses:
Selling expenses	783	802
Administrative expenses	2,868	2,638

Total operating expenses	3,651	3,440

Operating income	3,483	2,069

Other income (expense):
Interest expense	(1,172)	(571)
Interest on redeemable preferred stock	—	(213)
Gain on redemption of redeemable preferred stock	850	850
Other	40	41

Total other income (expense)	(282)	107

Earnings before income taxes	3,201	2,176

Income taxes	200	50

Net earnings	$3,001	2,126

Earnings per common share — basic	$0.62	0.46

Earnings per common share — diluted	$0.50	0.38

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
April 2, 2005 And December 31, 2004
(Dollars in thousands)

	April 2, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Trade accounts receivable, less allowances for doubtful accounts and returns of $342 in 2005 and $160 in 2004	$16,673	9,788
Unbilled receivables	4,705	2,741
Inventories	19,642	19,218
Prepaid expenses and other current assets	1,766	1,324
Deferred income taxes	2,700	2,700

Total current assets	45,486	35,771

Property, plant, and equipment, net	22,033	22,390
Note receivable	1,001	1,102
Intangible assets, at cost, less accumulated amortization	2,053	2,148
Deferred income taxes	5,400	5,400
Other assets	334	334

	$76,307	67,145

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Outstanding checks in excess of bank balance	$3,060	2,801
Current installments of long-term debt	5,972	3,295
Accounts payable	22,734	17,860
Accrued expenses	4,645	4,687
Income taxes payable	340	200
Redeemable preferred stock	500	500

Total current liabilities	37,251	29,343
Long-term debt, excluding current installments	39,367	40,280
Other liabilities	368	368
Redeemable preferred stock	5,167	6,167
Warrants payable	1,935	1,791

Total liabilities	84,088	77,949

Stockholders’ equity (deficit):

Class A common stock — $0.01 par value. Authorized 20,000,000 shares; issued and outstanding 4,723,878 shares in 2004 and 4,854,212 in 2005	48	47
Class B common stock — $0.01 par value. Authorized 200,000 shares; issued and outstanding 100,000 shares in 2004 and 2005	1	1
Additional paid-in capital	20,943	20,922
Accumulated deficit	(28,773)	(31,774)

Total stockholders’ equity (deficit)	(7,781)	(10,804)

	$76,307	67,145

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For The Three Months Ended April 2, 2005 and March 27, 2004
(Dollars in thousands)
(Unaudited)

	April 2,	March 27,
	2005	2004
Cash flows from operating activities:
Net earnings	$3,001	2,126
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization of plant and equipment and intangible assets	1,519	1,381
Other amortization and accretion	380	214
Provision for bad debts	40	28
Unrealized gain on derivative instruments	(156)	—
Gain on redemption of preferred stock	(850)	(850)
Changes in operating assets and liabilities:
Increase in trade accounts receivable	(6,925)	(3,083)
Increase in unbilled receivables	(1,964)	(968)
Increase in accrued interest receivable	—	(41)
Increase in inventories	(424)	(1,935)
Increase in prepaid expenses and other assets	(367)	(828)
Increase in accounts payable	4,874	3,388
Increase (decrease) in income taxes payable	140	(136)
Increase in accrued expenses and other liabilities	115	—

Net cash used in operating activities	(617)	(704)

Cash flows from investing activities:
Capital expenditures	(1,144)	(1,441)
Proceeds from sale of property and equipment	20	—
Payment received on note receivable for sale of business	101	100

Net cash used in investing activities	(1,023)	(1,341)

Cash flows from financing activities:
Increase in checks issued in excess of bank balance	259	1,173
Net advances on revolving debt	2,250	1,400
Principal payments on long-term debt and capital leases	(703)	(1,209)
Retirement of revolving debt in connection with refinancing	—	(14,650)
Retirement of term debt in connection with refinancing	—	(22,153)
Proceeds from issuance of revolving debt	—	7,200
Proceeds from issuance of long-term debt	—	32,000
Redemption of preferred stock	(150)	(150)
Proceeds from issuance of common stock	22	—
Debt issuance costs	(38)	(1,566)

Net cash provided by financing activities	1,640	2,045

Net change in cash	—	—
Cash at beginning of period	—	—

Cash at end of period	$—	—

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,018	565

Income taxes	61	186

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)
For the Three Months Ended April 2, 2005
(Dollars in thousands)
(Unaudited)

	Class A		Class B
	common stock		common stock		Additional
	Shares		Shares		paid-in	Accumulated
	issued	Amount	issued	Amount	capital	deficit	Total
Balance, December 31, 2004	4,723,878	$47	100,000	$1	$20,922	$(31,774)	$(10,804)

Net earnings	—	—	—	—	—	3,001	3,001
Stock options exercised	130,334	1	—	—	21	—	22

Balance, April 2, 2005	4,854,212	$48	100,000	$1	$20,943	$(28,773)	$(7,781)

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended April 2, 2005 and March 27, 2004
(Unaudited)

(1) Nature of Business

     Through our operating subsidiaries, we are a contract manufacturer and supplier of high-quality fabricated sheet metal components and subassemblies for construction, industrial and agricultural original equipment manufacturers located primarily in the Midwestern and Southeastern United States.

(2) Interim Financial Data

     The Condensed Consolidated Financial Statements at April 2, 2005, and for the three months ended April 2, 2005 and March 27, 2004, are unaudited and reflect all adjustments, consisting of normal recurring accruals and other adjustments which, in the opinion of our management, are necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods indicated. Our fiscal quarters end on a Saturday (nearest to a quarter end) except for the fourth quarter which ends on December 31. For the quarter ended April 2, 2005 there were 65 shipping days, with average daily net sales of $832,600, and for the quarter ended March 27, 2004 there were 60 shipping days, with average daily net sales of $665,300. Results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal year. You should read the condensed consolidated financial statements in connection with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations of Morton Industrial Group, Inc. contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed on March 29, 2005.

(3) Inventories

     The Company’s inventories, in thousands of dollars, at April 2, 2005, and December 31, 2004, are summarized as follows:

	April 2,	December 31,
	2005	2004
Finished goods	$8,009	$8,361
Work-in-process	4,552	4,765
Raw materials	7,081	6,092

	$19,642	$19,218

(4) Earnings Per Share

     The following reflects the reconciliation of the components of the basic and diluted earnings per common share computations:

	Quarter Ended April 2, 2005			Quarter Ended March 27, 2004
	Earnings	Shares	Per Share	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic	$3,001,000	4,865,968	$0.62	$2,126,000	4,660,547	$0.46
Effect of dilutive securities, stock options and warrants	—	1,078,896	(0.12)	—	866,175	(0.08)

Diluted	$3,001,000	5,944,864	$0.50	$2,126,000	5,526,722	$0.38

     For the quarter ended March 27, 2004, 51,650 options were excluded from the computation of diluted earnings per share due to their anti-dilutive effect. No options or warrants were excluded from the computation of diluted earnings for the quarter ended April 2, 2005.

(5) Segment Reporting

     We have only one segment — the contract metals fabrication segment.

(6) Debt and Warrants

March 26, 2004 Refinancing and Subsequent Amendments

     On March 26, 2004, the Company entered into a Second Amended and Restated Credit Agreement with a syndicate of banks led by Harris Trust and Savings Bank, As Agent (referred to as the Harris syndicate), and also on March 26, 2004, entered into a Note and Warrant Purchase Agreement with BMO Nesbitt Burns Capital (U.S.) Inc., As Agent. These agreements were effective on March 26, 2004.

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

     On February 8, 2005, the Company entered into the Second Amendment to Second Amended and Restated Credit Agreement and also on February 8, 2005, entered into the First Amendment to Amended and Restated Note and Warrant Purchase Agreement. The effect of the February 8, 2005 amendment was to redefine “borrowing base” to allow the Company greater flexibility in its steel procurement processes and increase the capital expenditures limit for 2005.

     Under the terms of the agreements and amendments, effective as of December 31, 2004, and as of April 2, 2005, the Company has:

1)	A four-year secured term loan in the amount of $21,000,000 with variable rate interest; principal payments are due in quarterly installments of $500,000 which began June 30, 2004 and continued through March 31, 2005 and due in quarterly installments of $750,000 beginning June 30, 2005 through December 31, 2007 with the balance of $10,617,000 due on March 31, 2008. Mandatory principal payments totaling $133,000 related to an asset sale were made in September 2004 and March 2005. Annually, an additional mandatory principal payment will become due on the term loan 90 days subsequent to year end if the Company’s EBITDA for the calendar year exceeds the sum of its cash payments for principal, interest, income taxes and capital expenditures, as defined. For classification purposes in the accompanying Condensed Consolidated Balance Sheets, $2,500,000 has been classified as current installments of long-term debt for the estimated mandatory principal payment due by March 30, 2006.

2)	A secured revolving credit facility with a limit of $18,000,000 with variable rate interest, with an initial revolving credit balance of $8,700,000 and with initial availability of $5,400,000 as of March 26, 2004. At April 2, 2005, the Company has a revolving credit balance of $13,649,500 and availability of $2,860,000. The balance is due March 31, 2008. The amount available under the revolving credit facility is limited to 85% of eligible accounts receivable and 60% of eligible inventories. The facility requires a commitment fee of 0.50% per annum on the unused portion of the facility.

At the Company’s option, for both the secured term loan and the secured revolving credit facility, interest will be at either a bank base rate plus applicable margin, or an adjusted LIBOR plus a LIBOR applicable margin. At inception, the bank rate plus applicable margin was 6.75% and the adjusted LIBOR plus a LIBOR applicable margin was 5.35%. At April 2, 2005, those rates were approximately 7.75% and 6.88%, respectively.

The Company entered into a swap agreement effective June 30, 2004 on $10,750,000 (the original notional amount) of its term debt. Under this agreement, the Company pays a fixed LIBOR rate of 3.72% on the notional amount, which is payable quarterly. In accordance with the term loan agreement, the Company also pays an interest margin which adjusts in steps based on achieved operating and leverage metrics (4.00% during the first three months of 2005, and then reducing to 3.50%). The notional amount for the period from January 1 through April 2, 2005 was $10,250,000. The swap agreement expires March 31, 2008. The swap agreement is for the purpose of limiting the effects of interest rate increases on approximately one-half of the Company’s variable rate term debt.

3)	Senior secured subordinated notes totaling $12,000,000 with cash interest of 12% and payment-in-kind interest of 2% and 4% with no principal amortization, and the balances due March 26, 2009. This debt is subordinated to the secured term loan and the revolving credit facility with respect to both payment and lien priority.

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

The Company estimated the fair value of the warrants at the date of issue, March 26, 2004, and as of April 2, 2005, to be $1,500,000 and $1,935,000 respectively. The $1,935,000 estimate is reported as warrants payable in the accompanying consolidated balance sheets. The fair value at the date of issue was recorded as debt discount, and is being amortized using the effective yield method over 5 years, the term of the related senior secured subordinated note. The Company reports the warrants at fair value and records changes in the fair value as interest expense.

The stock purchase warrant includes provisions that will reduce the 545,467 warrants that can be exercised or put to the Company if: a) a change of control occurs prior to 5 years from the date of issue and the Company achieves specified net equity levels; or b) if a change of control has not occurred prior to 5 years from the date of issue and the Company achieves specified EBITDA (earnings before interest, taxes, depreciation and amortization) levels. The number of warrants could be reduced to any one of several levels, but no lower than 290,278. For the year ended December 31, 2004, the Company achieved the EBITDA level that would reduce the maximum number of warrants outstanding. The maximum number of warrants that may be put or exercised has been reduced to 479,589.

     The Company has provided bank letters of credit totaling $1,488,000 to two creditors. One letter of credit is in support of operating lease payments; this letter of credit is for $618,000 and is scheduled to expire at the end of December 2005; the other letter of credit, in the amount of $870,000 supports future potential payments by the Company related to workers’ compensation claims. This letter of credit will renew on an annual basis until the need for the letter of credit expires. Based on workers’ compensation claims experience, the amount of this letter of credit is subject to adjustment on December 31, 2005. The outstanding letters of credit decrease, on a dollar-for-dollar basis, the amount of revolving line of credit available under the secured revolving credit facility.

     In connection with these loans, the Company has granted the lenders a lien on all of the Company’s accounts receivable, inventories, equipment, land and buildings, and various other assets. These agreements contain restrictions on capital expenditures, additional debt or liens, investments, mergers and acquisitions, and asset sales and prohibit payments such as dividends or stock repurchases. These agreements also contain financial covenants, including a total funded debt/EBITDA ratio, a total senior funded debt EBITDA ratio, a minimum EBITDA ratio, and a fixed charge coverage ratio. As of April 2, 2005, we were in compliance with all debt covenants.

(7) Stock Option Plan

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

     No options were granted in 2004 or during the first three months of 2005.

     Had we determined compensation cost based on the fair value at the grant date for our stock options under Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, our net earnings, in thousands of dollars, would have been reduced to the pro forma amounts indicated below:

	Quarter Ended	Quarter Ended
Dollars in thousands, except per share data	April 2, 2005	March 27, 2004
Net earnings as reported	$3,001	2,126
Total stock-based employee compensation expense determined under fair value based method for all awards	(10)	(13)

Pro forma	$2,991	2,113

Basic earnings per share:
As reported	$0.62	0.46
Pro forma	$0.62	0.45
Diluted earnings per share:
As reported	$0.50	0.38
Pro forma	$0.50	0.37

(8) Impact of Recently Issued Accounting Standards

          In December 2004, Statement of Financial Accounting Standards (SFAS) Statement No. 123R (revised 2004), Share-Based Payment was issued. SFAS No. 123R addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. This Statement is a revision to Statement 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement will require the fair value of all stock option awards issued to employees to be recorded as compensation expense over the related vesting period. This Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at January 1, 2006, the date of adoption. The Company is in the process of determining the impact of this Statement. The date of adoption was previously July 1, 2005, but has been delayed based on recent rules adopted by the Securities and Exchange Commission to January 1, 2006.

          In December 2004, SFAS No. 151, Inventory Costs was issued. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under this Statement, such items will be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for fiscal years beginning after June 15, 2005. The Company has not determined the impact of this Statement.

(9) Redeemable Preferred Stock

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

     The Company and Worthington entered into a stock redemption agreement, dated December 23, 2003, that provides for 30 monthly redemption payments of $50,000 each over a three-year period (10 payments each year in 2004, 2005 and 2006) to redeem all of the preferred stock. Each payment redeems 333 (or 334) shares of the 10,000 shares outstanding and will result in a gain on redemption of $283,000 (or $284,000). Redemption payments made each month during the three month periods ended April 2, 2005 and March 27, 2004 resulted in the “gain on redemption of redeemable preferred stock” of $850,000 which is reported in the accompanying condensed consolidated statements of operations. If shares are not redeemed in accordance with the provisions of this agreement, the redemption price remains at $1,000 per share. As part of this agreement, all litigation between the Company and Worthington was settled and dismissed.

(10) Unbilled Receivables

     During both the three-month periods ended April 2, 2005 and March 27, 2004, the Company incurred increased costs for the purchase of raw materials as a result of dynamic changes in the U.S. steel markets. The Company’s supplier agreements with key customers allow surcharges for the pass-through of the additional raw material costs. The Company has recognized as net sales, and also recognized an identical amount as cost of sales, surcharge amounts of approximately $9.6 million and $1.0 million for the three- month periods ended April 2, 2005 and March 27, 2004, respectively. The Company has classified unbilled surcharges in the accompanying condensed consolidated balance sheet as “unbilled receivables”. The surcharges are generally invoiced to the Company’s customers within weeks following the month end in which the related product is sold. As of April 2, 2005, the unpaid amount of billed surcharges included in accounts receivable is $3.9 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis describes changes in the Company’s financial condition since December 31, 2004. The analysis of results of operations compares the quarters ended April 2, 2005 and March 27, 2004. Any references to December 31, 2004 relate to data found in Form 10-K as filed with the Securities and Exchange Commission on March 29, 2005.

GENERAL

     We are a contract manufacturer of highly engineered metal components and subassemblies for construction, industrial and agricultural original equipment manufacturers. Our largest customers, Caterpillar Inc. and Deere & Co., accounted for approximately 89% of our net sales for the three-month period ended April 2, 2005, and accounted for approximately 87% and 88% of our net sales in 2004 and 2003, respectively.

     Historically, the Company has been a fabricator of sheet metal products. Subsequent to a merger in January 1998, when the Company became a publicly-traded entity, the Company acquired six facilities that fabricated either injection molded or thermoformed plastic components. These facilities operated as Morton Custom Plastics, LLC. The Company subsequently determined that is was appropriate to focus solely on its core competency, sheet metal fabrication, and offered for sale its plastics fabrication facilities, the latest of which was sold in June, 2003.

     As a part of a 1999 plastics facilities acquisition, the Company issued $10 million of redeemable preferred stock with a maturity date of April 2004. The Company negotiated a settlement in December 2003 with the holder of the preferred stock, and began making redemption payments in January 2004. If the redemption payments are paid according to the terms of the settlement agreement, the payments will aggregate $1.5 million over a three-year period ending in 2006.

     Since June 2003, the Company has focused solely on its core business, sheet metal fabrication (the Company’s continuing operations). The Company recognized earnings of over $12.8 million and $1.2 million from its continuing operations in 2004 and 2003, respectively, but had incurred losses from its continuing operations in 2001 and 2002 when demand by the Company’s customers was depressed. These losses from continuing operations as well as the acquisition and subsequent disposition of certain plastics facilities created pressure on our liquidity. The $12.8 million of net earnings in 2004 included gain on the redemption of preferred stock of $2.8 million and an income tax benefit of $5.8 million.

     To take advantage of the potential for growth in 2004 and beyond, and to be able to effectively serve our customers, we had to be able to ensure an adequate flow of raw materials into our production processes, be able to hire and train additional employees and be able to fund our need for new manufacturing equipment and meet our other working capital needs. Accordingly, the Company entered into a new credit facility in March 2004, and amendments to that facility in June 2004 and February 2005 that are described below. The new credit facility (March 2004) provided additional availability at the closing of approximately $5 million, while the June 2004 amendment provided $1 million of additional availability. Management believes that the new credit facility will permit the Company to meet its liquidity requirements driven by raw material, manpower and capital expenditure requirements through the term of the facility, which matures in March 2008.

     As noted above, two customers account for a significant portion of our net sales. Caterpillar Inc. and Deere & Co. are both forecasting greater orders for fabricated parts supplied by Morton Industrial Group, Inc. for 2005. We believe that this demand is being fueled by the improved economic conditions in the United States. The Company has responded by hiring additional manpower, adding capital equipment as necessary and increasing the flow of purchased raw materials in a difficult steel market. The U.S. steel industry has restructured, consolidated and is challenged to meet growing domestic and international demand. The steel industry has been impacted by China’s growing consumption of scrap steel and coke, a raw material used in processing steel. Cosmetically sensitive sheet steel, our core commodity, has correspondingly seen inflationary pricing; however, most inflationary steel pricing becomes the responsibility of the Company’s customers.

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

RESULTS OF OPERATIONS

First quarter, 2005 versus first quarter, 2004

     Net sales for the quarter ended April 2, 2005 were $54.1 million compared to $39.9 million for the quarter ended March 27, 2004, an increase of $14.2 million or 35.6%. The volume portion of the sales increase, totaling approximately $4.6 million, resulted primarily from increased unit demand by existing customers (original equipment manufacturers) of construction-related equipment components and an increase in industrial components to new customers. Our construction-related revenues increased by approximately $2.0 million for the comparable quarters and accounted for over 60% of our first quarter revenue. Industrial related revenues remained flat and agricultural-related revenues increased by approximately $3.0 for the comparable quarters. In addition, sales for the quarter ended April 2, 2005 included surcharges passed through to our customers of approximately $9.6 million, compared to $1.0 million for the quarter ended March 27, 2004. Most of the revenue growth came from increased unit sales to our two largest customers, Deere & Co. and Caterpillar Inc. Based upon customer forecasts and the addition of new customers, the Company currently anticipates unit demand for calendar year 2005 that could modestly exceed calendar year 2004. Our ability to increase revenues at that rate is subject to a number of factors, including the continuing demand that we now forecast, the availability of raw materials, principally steel, and the availability of working capital to support that growth. Over the past five quarters, steel prices have increased as steel supply has tightened, due in part to the national economic recovery, China’s growing steel consumption, and reduced domestic steel production capacity. We believe that these prices have stabilized at relatively high levels; there could be periods when steel is not available on demand. We are working with our steel suppliers to attempt to address these issues. Historically we have been able to negotiate with our customers to have them absorb increases in our raw material costs, and, as indicated in Note 10 above, we have billed certain cost increases to our customers.

     Sales to Caterpillar Inc. and Deere & Co. aggregated approximately 88% and 85% of our net sales for the first quarters of 2005 and 2004, respectively.

     Gross profit for the quarter ended April 2, 2005 was $7.1 million compared with $5.5 million for the quarter ended March 27, 2004, an increase of $1.6 million or 29.5%. The Company’s gross profit percentage decreased to 13.2% from 13.8%; however, the gross profit percentage for the quarter ended April 2, 2005 is negatively impacted approximately 2.8% by passing through to customers, at cost with no margin, the increased steel costs described in Note 10 above. Recognizing the impact of passing these costs through to customers at no margin, the gross profit percentage would have increased to 16.0% and 14.1% for the first quarters of 2005 and 2004, respectively. The increase in margins is a result of the Company’s continuing focus on cost savings programs including 6 Sigma and various lean manufacturing concepts. We use internal metrics to measure our success in achieving various productivity, quality, on-time delivery and profitability goals.

     Selling and administrative expenses for the quarter ended April 2, 2005 amounted to $3.7 million, or 6.7% of sales, compared with $3.4 million, or 8.6% of sales in the same quarter a year ago. This decreased expense percentage relates primarily to a higher sales volume, and relatively flat selling and administrative expenses.

     Interest expense for the quarter ended April 2, 2005 amounted to $1.2 million compared to $0.6 million in the comparable quarter a year ago. This increase resulted from higher average levels of debt in 2005, as well as higher interest rates in the first quarter of 2005 vs. the first quarter of 2004. The debt increase results from the new credit facility which has provided necessary working capital for the Company’s operations, as well as higher interest rates associated with the new credit facility compared to the credit facility in place in the comparable period in 2004. Interest expense for the quarter ended April 2, 2005 also includes $93,800 of debt discount amortization and a $144,000 adjustment related to the valuation of the warrants liability, partially offset by a favorable mark-to-market adjustment of $156,000 on its interest rate swap agreements described above.

     “Interest on redeemable preferred stock” relates to the accretion of the discount on redeemable preferred stock for the quarter ended March 27, 2004. The redeemable preferred stock was fully accreted in April 2004.

     As a result of a preferred stock settlement agreement, the Company made three preferred stock redemption payments during both the three-month period ended April 2, 2005 and March 27, 2004, which resulted in the “gain on redemption of redeemable preferred stock” of $850,000 in the accompanying condensed consolidated statements of operations.

     For the three months ended April 2, 2005 and March 27, 2004, we recognized income tax expense of $200,000 and $50,000 related to state income taxes and the Federal alternative minimum tax. For Federal income taxes, we have utilized net operating loss carry forwards to the extent of taxable income, and decreased the valuation allowance accordingly.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have funded our business with cash flows from operations, management of our working capital and borrowings under revolving credit and term loan facilities.

     Our consolidated working capital at April 2, 2005 was $8.2 million compared to $6.4 million at December 31, 2004. This represents an increase in working capital of approximately $1.8 million. This working capital increase results primarily from increased accounts receivable related to increased sales in the first quarter of 2005 compared to the fourth quarter of 2004. Working capital needs have also been increased by the process of passing-through to customers the increased costs of steel as described in Note 10 above. The increased current asset is financed by the revolving line of credit which is classified as long-term debt.

March 26, 2004 Refinancing and Subsequent Amendments

     On March 26, 2004, the Company entered into a Second Amended and Restated Credit Agreement with a syndicate of banks led by Harris Trust and Savings Bank, As Agent (referred to as the Harris syndicate), and also on March 26, 2004, entered into a Note and Warrant Purchase Agreement with BMO Nesbitt Burns Capital (U.S.) Inc., As Agent. These agreements were effective on March 26, 2004.

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

     On February 8, 2005, the Company entered into the Second Amendment to Second Amended and Restated Credit Agreement and also on February 8, 2005, entered into the First Amendment to Amended and Restated Note and Warrant Purchase

Agreement. The effect of the February 8, 2005 amendment was to redefine “borrowing base” to allow the Company greater flexibility in its steel procurement processes and increase the capital expenditures limit for 2005.

     Under the terms of the agreements and amendments, effective as of December 31, 2004, and as of April 2, 2005, the Company has:

1)	A four-year secured term loan in the amount of $21,000,000 with variable rate interest; principal payments are due in quarterly installments of $500,000 which began June 30, 2004 and continued through March 31, 2005 and due in quarterly installments of $750,000 beginning June 30, 2005 through December 31, 2007 with the balance of $10,617,000 due on March 31, 2008. Mandatory principal payments totaling $133,000 related to an asset sale were made in September 2004 and March 2005. Annually, an additional mandatory principal payment will become due on the term loan 90 days subsequent to year end if the Company’s EBITDA for the calendar year exceeds the sum of its cash payments for principal, interest, income taxes and capital expenditures, as defined. For classification purposes in the accompanying Condensed Consolidated Balance Sheets, $2,500,000 has been classified as current installments of long-term debt for the estimated mandatory principal payment due by March 30, 2006.

2)	A secured revolving credit facility with a limit of $18,000,000 with variable rate interest, with an initial revolving credit balance of $8,700,000 and with initial availability of $5,400,000 as of March 26, 2004. At April 2, 2005, the Company has a revolving credit balance of $13,649,500 and availability of $2,860,000. The balance is due March 31, 2008. The amount available under the revolving credit facility is limited to 85% of eligible accounts receivable and 60% of eligible inventories. The facility requires a commitment fee of 0.50% per annum on the unused portion of the facility.

At the Company’s option, for both the secured term loan and the secured revolving credit facility, interest will be at either a bank base rate plus applicable margin, or an adjusted LIBOR plus a LIBOR applicable margin. At inception, the bank rate plus applicable margin was 6.75% and the adjusted LIBOR plus a LIBOR applicable margin was 5.35%. At April 2, 2005, those rates were approximately 7.75% and 6.88%, respectively.

The Company entered into a swap agreement effective June 30, 2004 on $10,750,000 (the original notional amount) of its term debt. Under this agreement, the Company pays a fixed LIBOR rate of 3.72% on the notional amount, which is payable quarterly. In accordance with the term loan agreement, the Company also pays an interest margin which adjusts in steps based on achieved operating and leverage metrics (4.00% during the first three months of 2005, and then reducing to 3.50%). The notional amount for the period from January 1 through April 2, 2005 was $10,250,000. The swap agreement expires March 31, 2008. The swap agreement is for the purpose of limiting the effects of interest rate increases on approximately one-half of the Company’s variable rate term debt.

3)	Senior secured subordinated notes totaling $12,000,000 with cash interest of 12% and payment-in-kind interest of 2% and 4% with no principal amortization, and the balances due March 26, 2009. This debt is subordinated to the secured term loan and the revolving credit facility with respect to both payment and lien priority.

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

The Company estimated the fair value of the warrants at the date of issue, March 26, 2004, and as of April 2, 2005, to be $1,500,000 and $1,935,000 respectively. The $1,935,000 estimate is reported as warrants payable in the accompanying consolidated balance sheets. The fair value at the date of issue was recorded as debt discount, and is being amortized using the effective yield method over 5 years, the term of the related senior secured subordinated note. The Company reports the warrants at fair value and records changes in the fair value as interest expense.

The stock purchase warrant includes provisions that will reduce the 545,467 warrants that can be exercised or put to the Company if: a) a change of control occurs prior to 5 years from the date of issue and the Company achieves specified net equity levels; or b) if a change of control has not occurred prior to 5 years from the date of issue and the Company achieves specified EBITDA (earnings before interest, taxes, depreciation and amortization) levels. The number of warrants could be reduced to any one of several levels, but no lower than 290,278. For the year ended December 31, 2004, the Company achieved the EBITDA level that would reduce the maximum number of warrants outstanding. The maximum number of warrants that may be put or exercised has been reduced to 479,589.

     The Company has provided bank letters of credit totaling $1,488,000 to two creditors. One letter of credit is in support of operating lease payments; this letter of credit is for $618,000 and is scheduled to expire at the end of December 2005; the other letter of credit, in the amount of $870,000 supports future potential payments by the Company related to workers’ compensation claims. This letter of credit will renew on an annual basis until the need for the letter of credit expires. Based on workers’ compensation claims experience, the amount of this letter of credit is subject to adjustment on December 31, 2005. The outstanding letters of credit decrease, on a dollar-for-dollar basis, the amount of revolving line of credit available under the secured revolving credit facility.

     In connection with these loans, the Company has granted the lenders a lien on all of the Company’s accounts receivable, inventories, equipment, land and buildings, and various other assets. These agreements contain restrictions on capital expenditures, additional debt or liens, investments, mergers and acquisitions, and asset sales and prohibit payments such as dividends or stock repurchases. These agreements also contain financial covenants, including a total funded debt/EBITDA ratio, a total senior funded debt EBITDA ratio, a minimum EBITDA ratio, and a fixed charge coverage ratio. As of April 2, 2005, we were in compliance with all debt covenants.

     Historically, we have met our near term liquidity requirements with cash flows from operations, the Harris revolving credit facility, and management of our working capital to reflect current levels of operations. Management expects that cash flows from operations, working capital management and availability under the new bank revolving credit facility described above will permit us to meet our liquidity requirements through the term of the new credit facility.

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

Capital Expenditures

     We incurred $1.1 million of capital expenditures during the first three months of 2005, including approximately $0.6 million related to expansion activities and approximately $0.5 million for the normal update and replacement of manufacturing equipment.

     We estimate that our capital expenditures in 2005 will total approximately $5.5 million, of which $3.1 million will be for expansion activities and the remaining $2.4 million will be for the normal update and replacement of manufacturing equipment.

Significant Cash Commitments

     The Company has significant future cash commitments, primarily scheduled debt payments and scheduled lease payments.

     The following table estimates the Company’s contractual obligations at April 2, 2005:

	Payments Due by Period
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)
Bank indebtedness
Term loan	$18,867	$5,500	$13,367	$—	$—
Revolving line of credit	13,650	—	13,650	—	—
Senior subordinated debt	12,434	—	—	12,434	—
Other debt obligations	1,616	473	1,143	—	—
Operating leases	15,498	6,114	8,773	611	—
Preferred stock redemption	850	500	350	—	—

Total contractual cash obligations	$62,915	$12,587	$37,283	$13,045	$—

     Under its bank credit facility, the Company had $1,488,000 of standby letters of credit outstanding at April 2, 2005 in connection with lease obligations and its workers compensation program.

     Management expects that cash flows from operations, working capital management and availability under its new bank revolving line of credit will permit us to meet our liquidity requirements through the term of the credit facility.

     Pursuant to a 1999 agreement to purchase certain assets of Worthington Custom Plastics, Inc. (“Worthington”), the Company issued 10,000 shares of its preferred stock, without par value, to Worthington. The preferred stock was mandatorily redeemable on April 15, 2004 at $1,000 per share. The Company and Worthington have entered into a preferred stock redemption agreement, dated December 23, 2003, that provides for 30 monthly redemption payments of $50,000 each over a three-year period (10 payments each year in 2004, 2005 and 2006) to fully redeem the preferred stock. Each $50,000 payment and redemption of 333 (or 334) shares reduces the $10 million face value of the redeemable preferred stock by $333,000 (or $334,000). If shares are not redeemed under the provision of this agreement, the redemption price remains at $1,000 per share. The significant cash commitments table above assumes that payments are made over the next three years and that the redeemable preferred stock is retired for $1.5 million. Thirteen of the 30 redemption payments have been paid as of April 2, 2005.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

     The Company uses both variable-rate debt and fixed rate debt to finance its operations. The variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. The variable-rate debt includes both our revolving credit facility ($13.6 million at April 2, 2005) and our term note payable ($18.9 million at April 2, 2005).

     In order to satisfy a requirement of the term loan, we entered into a swap agreement effective June 30, 2004 on $10,750,000 (the original notional amount) of our term debt. Under this agreement, the Company pays a fixed LIBOR rate of 3.72% on the notional amount, which is payable quarterly. In accordance with the term loan agreement, the Company also pays an applicable margin which adjusts in steps based on achieved operating and leverage metrics (primarily at 4.00% during the first three months of 2005, and which decreases to 3.50% thereafter). The notional amount of the swap for the period from January 1 through April 2, 2005 was $10,250,000. The “all-in” rate on the notional amount in the first three months of 2005 was 7.72%. The swap agreement expires March 31, 2008.

     The interest on the other portion of the term loan is currently determined at the applicable margin described above plus a LIBOR rate. The Company has elected to use 3 month and 6 month LIBOR agreements in an effort to reduce the variability of interest payments related to this portion of the term debt. At April 2, 2005 the “all-in” rate including the LIBOR rate and applicable margin related to this portion of the term debt was approximately 6.88%.

     The interest on the revolving credit facility is determined primarily at the applicable margin plus LIBOR rates. The Company has elected, at April 2, 2005 to use 3 and 6 month LIBOR agreements in an effort to reduce the variability of interest payments related to the revolving debt. The LIBOR agreements totaled $11.0 million at April 2, 2005; the corresponding average “all-in” rates including the LIBOR rates and applicable margin related to the revolving debt were approximately 6.88%. The applicable margin plus the bank base rate is paid on the revolving debt in excess of $11.0 million; at April 2, 2005 this rate was 7.75%.

     If market rates of interest on our variable rate had been 100 basis points higher based on balances outstanding during the first three months of 2005, our interest expense, on an annual basis, would be approximately $350,000 higher.

     The interest rates on the senior subordinated debt and the subordinated debt are fixed as described above.

Steel Commodity Risk

     We are also subject to commodity price risk with respect to purchases of steel, which accounts for a significant portion of our cost of sales. In 2004, the costs of steel increased significantly during the year, and those costs appear to have stabilized in 2005 at a relatively high level. We have arrangements to pass through to our largest customers the increased costs of steel, thereby significantly reducing the risks associated with the higher costs of steel. These additional costs are invoiced to those customers on a monthly basis.

ITEM 4. CONTROLS AND PROCEDURES

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

     The Company’s management, including its principal executive officer and principal financial officer, does not expect that the Company’s disclosure controls and procedures or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control.

     Changes in internal controls. There have been no significant changes in the Company’s internal controls over financial reporting that occurred in the first quarter of 2005 that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Under the terms of our agreement with our senior secured lender, no amounts are available for the payment of dividends at April 2, 2005.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A) Exhibits

11.	The computation can be determined from this report.

31.1	Certification pursuant to Rule 13a-14(a)

31.2	Certification pursuant to Rule 13a-14(a)

32.1	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (B) Reports on Form 8-K.

     Form 8-K dated March 29, 2005 reporting results of operations for the year ended December 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORTON INDUSTRIAL GROUP, INC.

By: /s/ Daryl R. Lindemann
Daryl R. Lindemann

Chief Financial Officer and Secretary

Dated: May 17, 2005