Form 10-K/A
period 2004-12-31
MORTON INDUSTRIAL GROUP INC
filed 2005-07-29
CIK 64247

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A

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

MORTON INDUSTRIAL GROUP, INC.
Item Amended
Part II

Item 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
TEXT OF AMENDMENT
Explanatory Note:
This Form 10-K/ A is filed to include the conformed signature of the registrant’s independent registered public accounting firm that was inadvertently omitted from Form 10-K filed with the Securities and Exchange Commission on March 29, 2005.

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

/s/ KPMG LLP
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
Dated: July 29, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ WILLIAM D. MORTON William D. Morton	Chairman, Chief Executive Officer and President	July 29, 2005

/s/ DARYL R. LINDEMANN Daryl R. Lindemann	Chief Financial Officer and Secretary	July 29, 2005

/s/ FRED W. BROLING Fred W. Broling	Director	July 29, 2005

/s/ MARK W. MEALY Mark W. Mealy	Director	July 29, 2005

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