Form 10-Q
period 2005-07-02
MORTON INDUSTRIAL GROUP INC
filed 2005-08-15
CIK 64247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 2, 2005
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
July 29, 2005
Class A Common Stock, $.01 par value	4,880,878
Class B Common Stock, $.01 par value	100,000

ITEM 1. FINANCIAL STATEMENTS
MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended July 2, 2005 and June 26, 2004
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
Net sales	$53,558	50,706	107,681	90,626
Cost of sales	45,969	44,561	92,958	78,972

Gross profit	7,589	6,145	14,723	11,654

Operating expenses:
Selling expenses	795	785	1,578	1,587
Administrative expenses	3,109	2,647	5,865	5,204

Total operating expenses	3,904	3,432	7,443	6,791

Operating income	3,685	2,713	7,280	4,863

Other income (expense):
Interest expense	(1,523)	(1,241)	(2,807)	(1,893)
Interest on redeemable preferred stock	—	(36)	—	(249)
Gain on redemption of preferred stock	850	850	1,700	1,700
Other	22	42	62	83

Total other income (expense)	(651)	(385)	(1,045)	(359)

Earnings before income taxes	3,034	2,328	6,235	4,504
Income taxes	320	100	520	150

Net earnings	$2,714	2,228	5,715	4,354

Earnings per common share — basic	$0.54	0.48	1.16	0.94

Earnings per common share — diluted	$0.46	0.38	0.96	0.76

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
July 2, 2005 and December 31, 2004
(Dollars, except par values, in thousands)

	July 2, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Trade accounts receivable, less allowances for doubtful accounts and returns of $195 in 2005 and $160 in 2004	$15,910	9,788
Unbilled receivables	1,817	2,741
Inventories	18,826	19,218
Prepaid expenses and other current assets	1,884	1,324
Deferred income taxes	2,700	2,700

Total current assets	41,137	35,771

Property, plant, and equipment, net	22,161	22,390
Note receivable	—	1,102
Intangible assets, at cost, less accumulated amortization	620	649
Deferred income taxes	5,400	5,400
Other assets	1,657	1,833

	$70,975	67,145

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Outstanding checks in excess of bank balance	$2,228	2,801
Current installments of long-term debt	6,013	3,295
Accounts payable	18,317	17,860
Accrued expenses	4,017	4,687
Income taxes payable	135	200
Redeemable preferred stock	500	500

Total current liabilities	31,210	29,343

Long-term debt, excluding current installments	38,213	40,280
Other liabilities	368	368
Redeemable preferred stock	4,167	6,167
Warrants payable	2,079	1,791

Total liabilities	76,037	77,949

Stockholders’ equity (deficit):
Class A common stock — $0.01 par value. Authorized 20,000,000 shares; issued and outstanding 4,880,878 in 2005 and 4,723,878 shares in 2004	49	47
Class B common stock — $0.01 par value. Authorized 200,000 shares; issued and outstanding 100,000 shares in 2005 and 2004	1	1
Additional paid-in capital	20,947	20,922
Accumulated deficit	(26,059)	(31,774)

Total stockholders’ equity (deficit)	(5,062)	(10,804)

	$70,975	67,145

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended July 2, 2005 and June 26, 2004
(Dollars in thousands)
(Unaudited)

	July 2,	June 26,
	2005	2004
Cash flows from operating activities:
Net earnings	$5,715	4,354
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment and intangible assets	2,740	2,609
Other amortization and accretion	724	622
Provision for bad debts and returns	35	(27)
Unrealized gain on derivative instruments	(85)	—
Gain on redemption of preferred stock	(1,700)	(1,700)
Changes in operating assets and liabilities:
Increase in accounts receivable	(6,157)	(9,192)
Decrease (increase) in unbilled receivables	924	(2,196)
Increase in accrued interest receivable	—	(82)
Decrease (increase) in inventories	392	(3,412)
Increase in prepaid expenses	(485)	(1,445)
Decrease in other assets	176	87
Increase in accounts payable	457	4,816
Decrease in income taxes payable	(65)	(252)
Increase (decrease) in accrued expenses and other liabilities	(973)	251

Net cash provided by (used in) operating activities	1,698	(5,567)

Cash flows from investing activities:
Capital expenditures	(2,565)	(3,008)
Proceeds from sale of property, plant and equipment	20	—
Payments received on notes receivable for sale of business	1,102	100

Net cash used in investing activities	(1,443)	(2,908)

Cash flows from financing activities:
Increase (decrease) in checks issued in excess of bank balance	(185)	303
Net advances on revolving debt	2,300	8,100
Principal payments on long-term debt and capital leases	(2,085)	(2,265)
Retirement of revolving debt in connection with refinancing	—	(14,650)
Retirement of term debt in connection with refinancing	—	(22,153)
Proceeds from issuance of revolving debt	—	7,200
Proceeds from issuance of long-term debt	—	34,000
Redemption of preferred stock	(300)	(300)
Proceeds from issuance of common stock	27	—
Debt issuance costs	(12)	(1,760)

Net cash provided by (used in) financing activities	(255)	8,475

Net change in cash	—	—

Cash at beginning of period	—	—

Cash at end of period	$—	—

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,945	793

Income taxes	$585	314

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity (Deficit)
For the Six Months Ended July 2, 2005
(Dollars in thousands)
(Unaudited)

	Class A		Class B
	common stock		common stock		Additional
	Shares		Shares		paid-in	Accumulated
	issued	Amount	issued	Amount	capital	deficit	Total
Balance, December 31, 2004	4,723,878	$47	100,000	$1	$20,922	$(31,774)	$(10,804)

Net earnings	—	—	—	—	—	5,715	5,715

Stock options exercised	157,000	2	—	—	25	—	27

Balance, July 2, 2005	4,880,878	$49	100,000	$1	$20,947	$(26,059)	$(5,062)

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended July 2, 2005 and June 26, 2004
(Unaudited)
(1) Nature of Business
     Through our operating subsidiaries, we are a contract manufacturer and supplier of high-quality fabricated sheet metal components and subassemblies for construction, industrial and agricultural original equipment manufacturers located primarily in the Midwestern and Southeastern United States.
(2) Interim Financial Data
     The Condensed Consolidated Financial Statements at July 2, 2005, and for the three and six months ended July 2, 2005 and June 26, 2004, are unaudited and reflect all adjustments, consisting of normal recurring accruals and other adjustments which, in the opinion of our management, are necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods indicated. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial presentation.
     Our fiscal quarters end on a Saturday (nearest to a quarter end) except for the fourth quarter which ends on December 31. For both the quarters ended July 2, 2005 and June 26, 2004 there were 64 shipping days, with average daily net sales of $836,800 and $792,300, respectively. For the six months ended July 2, 2005 there were 125 shipping days with average daily net sales of $861,500, and for the six months ended June 26, 2004 there were 124 shipping days with average daily net sales of $730,800. Results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal year. You should read the condensed consolidated financial statements in connection with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations of Morton Industrial Group, Inc. contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed on March 29, 2005.
(3) Inventories
     The Company’s inventories, in thousands of dollars, at July 2, 2005, and December 31, 2004, are summarized as follows:

	July 2,	December 31,
	2005	2004
Finished goods	$7,135	$8,361
Work-in-process	4,211	4,765
Raw materials	7,480	6,092

	$18,826	$19,218

(4) Earnings Per Share
     The following reflects the reconciliation of the components of the basic and diluted earnings per common share computations:

	Quarter Ended July 2, 2005			Quarter Ended June 26, 2004
	Earnings	Shares	Per Share	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic	$2,714,000	4,977,069	$0.54	$2,228,000	4,660,547	$0.48
Effect of dilutive securities, stock options and warrants	—	960,870	(0.08)	—	1,300,571	(0.10)

Diluted	$2,714,000	5,937,939	$0.46	$2,228,000	5,961,118	$0.38

	Six Months Ended July 2, 2005			Six Months June 26, 2004
	Earnings	Shares	Per Share	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic	$5,715,000	4,920,923	$1.16	$4,354,000	4,660,547	$0.94
Effect of dilutive securities, stock options and warrants	—	1,019,734	(0.20)	—	1,106,696	(0.18)

Diluted	$5,715,000	5,940,657	$0.96	$4,354,000	5,767,243	$0.76

     During the six months ended June 26, 2004, 51,650 options were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.
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

     Under the terms of the agreements and amendments, effective as of December 31, 2004, and as of July 2, 2005, the Company has:
1)	A four-year secured term loan in the amount of $21,000,000 with variable rate interest; principal payments are due in quarterly installments of $500,000 which began June 30, 2004 and continued through March 31, 2005 and due in quarterly installments of $750,000 beginning June 30, 2005 through December 31, 2007 with the balance of $10,117,500 due on March 31, 2008. Mandatory principal payments totaling $632,500 related to an asset sale were made in September 2004, March 2005 and May 2005. Annually, an additional mandatory principal payment will become due on the term loan 90 days subsequent to year end if the Company’s EBITDA for the calendar year exceeds the sum of its cash payments for principal, interest, income taxes and capital expenditures, as defined. For classification purposes in the accompanying Condensed Consolidated Balance Sheets, $2,500,000 has been classified as current installments of long-term debt for the estimated mandatory principal payment due by March 30, 2006. The unpaid term debt as of July 2, 2005 is $17,617,500.
2)	A secured revolving credit facility with a limit of $18,000,000 with variable rate interest, with an initial revolving credit balance of $8,700,000 and with initial availability of $5,400,000 as of March 26, 2004. At July 2, 2005, the Company has a revolving credit balance of $13,700,000 and availability of $2,810,000. The balance is due March 31, 2008. The amount available under the revolving credit facility is limited to 85% of eligible accounts receivable and 60% of eligible inventories. The facility requires a commitment fee of 0.50% per annum on the unused portion of the facility.

At the Company’s option, for both the secured term loan and the secured revolving credit facility, interest will be at either a bank base rate plus applicable margin, or an adjusted LIBOR plus a LIBOR applicable margin. At inception, the bank rate plus applicable margin was 6.75% and the adjusted LIBOR plus a LIBOR applicable margin was 5.35%. At July 2, 2005, those rates were approximately 8.25% and 6.28%, respectively.

The Company entered into a swap agreement effective June 30, 2004 on $10,750,000 (the original notional amount) of its term debt. Under this agreement, the Company pays a fixed LIBOR rate of 3.72% on the notional amount, which is payable quarterly. In accordance with the term loan agreement, the Company also pays an interest margin which adjusts in steps based on achieved operating and leverage metrics (4.00% during the first three months of 2005, and then reducing to 3.50%). The notional amount for the period from April 3 through July 2, 2005 was $10,000,000. The swap agreement is for the purpose of limiting the effects of interest rate increases on approximately one-half of the Company’s variable rate term debt. The “all-in” rate on the notional amount in the first quarter of 2005 was 7.72% and during the second quarter of 2005 was 7.22%. The swap agreement expires March 31, 2008.
3)	Senior secured subordinated notes totaling $12,000,000 with cash interest of 12% and payment-in-kind interest of 2% and 4% with no principal amortization, and the balances due March 26, 2009. This debt is subordinated to the secured term loan and the revolving credit facility with respect to both payment and lien priority. The unpaid senior secured subordinated debt as of July 2, 2005 is $12,544,400.

Related to the senior secured subordinated note, on March 26, 2004, the Company issued 545,467 warrants to purchase shares of its Class A Common Stock for $0.02 per share to the senior subordinated debt lenders; these warrants expire March 26, 2014. The warrant holder may exercise the warrants at any time. The holders may put the warrants to the Company, at the then fair market value, at the earlier of: a) five years from the date of issue; b) a change of control; c) a default on the senior secured subordinated loan; or d) a prepayment of 75% or more of the original principal balance of the senior secured subordinated loan.

The Company estimated the fair value of the warrants at the date of issue, March 26, 2004, and as of July 2, 2005, to be $1,500,000 and $2,079,000 respectively. The $2,079,000 estimate is reported as warrants payable in the accompanying consolidated balance sheets. The fair value at the date of issue was recorded as debt discount, and is being amortized using the effective yield method over 5 years, the term of the related senior secured subordinated note. The Company reports the warrants at fair value and records changes in the fair value as interest expense.

The stock purchase warrant includes provisions that will reduce the 545,467 warrants that can be exercised or put to the Company if: a) a change of control occurs prior to 5 years from the date of issue and the Company achieves specified net equity levels; or b) if a change of control has not occurred prior to 5 years from the date of issue and the Company achieves specified EBITDA (earnings before interest, taxes, depreciation and amortization) levels. The number of warrants could be reduced to any one of several levels, but no lower than 290,278. For the year ended December 31, 2004, the Company achieved the EBITDA level that reduced the maximum number of warrants that may be put or exercised to 479,589.
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
     In connection with these loans, the Company has granted the lenders a lien on all of the Company’s accounts receivable, inventories, equipment, land and buildings, and various other assets. These agreements contain restrictions on capital expenditures, additional debt or liens, investments, mergers and acquisitions, and asset sales and prohibit payments such as dividends or stock repurchases. These agreements also contain financial covenants, including a total funded debt to EBITDA ratio, a total senior funded debt to EBITDA ratio, a minimum EBITDA ratio, and a fixed charge coverage ratio. As of July 2, 2005, we were in compliance with all debt covenants.
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
     No options were granted in 2004 or during the first six months of 2005.
     Had we determined compensation cost based on the fair value at the grant date for our stock options under Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, our net earnings, in thousands of dollars, would have been reduced to the pro forma amounts indicated below:

	Quarter Ended	Quarter Ended
Dollars in thousands, except per share data	July 2, 2005	June 26, 2004
Net earnings as reported	$2,714	2,228
Total stock-based employee compensation expense determined under fair value based method for all awards	(9)	(12)

Pro forma	$2,705	2,216

Basic earnings per share:
As reported	$0.54	0.48
Pro forma	$0.54	0.48
Diluted earnings per share:
As reported	$0.46	0.38
Pro forma	$0.46	0.38

	Six Months Ended	Six Months Ended
Dollars in thousands, except per share data	July 2, 2005	June 26, 2004
Net earnings as reported	$5,715	4,354
Total stock-based employee compensation expense determined under fair value based method for all awards	(19)	(25)

Pro forma	$5,696	4,329

Basic earnings per share:
As reported	$1.16	0.94
Pro forma	$1.16	0.93
Diluted earnings per share:
As reported	$0.96	0.76
Pro forma	$0.96	0.75
(8) Impact of Recently Issued Accounting Standards
     In December 2004, Statement of Financial Accounting Standards (SFAS) Statement No. 123R (revised 2004), Share-Based Payment was issued. SFAS No. 123R addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. This Statement is a revision to Statement 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement will require the fair value of all stock option awards issued to employees to be recorded as compensation expense over the related vesting period. This Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at January 1, 2006, the date of adoption, as the options vest. The Company is in the process of determining the impact of this Statement. The date of adoption was previously July 1, 2005, but has been delayed and will be adopted by the Company effective January 1, 2006, based on recent rules adopted by the Securities and Exchange Commission.
     In December 2004, SFAS No. 151, Inventory Costs was issued. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under this Statement, such items will be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for the Company’s fiscal year beginning January 1, 2006. The Company has not determined the impact of this Statement.
     In May 2005, SFAS No. 154, Accounting Changes and Error Corrections was issued. SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless impractical to do so. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. This Statement is effective for the Company’s fiscal year beginning January 1, 2006. The Company does not expect this Statement to have an impact on its financial statements.
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
     The Company and Worthington entered into a stock redemption agreement, dated December 23, 2003, that provides for 30 monthly redemption payments of $50,000 each over a three-year period (10 payments each year in 2004, 2005 and 2006) to redeem all of the preferred stock. Each payment redeems 333 (or 334) shares of the 10,000 shares outstanding and will result in a gain on redemption of $283,000 (or $284,000). Redemption payments made each month during the three and six month periods ended July 2, 2005 and June 26, 2004 resulted in the “gain on redemption of preferred stock” of $850,000 and $1,700,000 which is reported in the accompanying condensed consolidated statements of operations. If shares are not redeemed in accordance with the provisions of this agreement, the redemption price remains at $1,000 per share. As part of this agreement, all litigation between the Company and Worthington was settled and dismissed.
(10) Unbilled Receivables
     During both the three and six-month periods ended July 2, 2005 and June 26, 2004, the Company incurred increased costs for the purchase of raw materials as a result of dynamic changes in the U.S. steel markets. The Company’s supplier agreements with key customers allow surcharges for the pass-through of the additional raw material costs. The Company has recognized as net sales, and also recognized an identical amount as cost of sales, surcharge amounts of approximately $8.2 million and $6.0 million for the three-month periods ended July 2, 2005 and June 26, 2004, respectively, and $17.8 million and $7.0 million for the six-month periods ended July 2, 2005 and June 26, 2004, respectively. The Company has classified unbilled surcharges in the accompanying condensed consolidated balance sheet as “unbilled receivables”. The surcharges are generally invoiced to the Company’s customers within weeks following the end of the month in which the related product is sold. As of July 2, 2005, the unpaid amount of billed surcharges included in accounts receivable is $2.4 million.
     During the second quarter of 2005, the Company reached agreements with key customers to increase unit prices to include agreed upon amounts relating to the raw material cost increases; accordingly, the surcharges for the pass-through of raw material cost increases should be substantially discontinued by the end of calendar year 2005. Any future significant changes in the costs of raw materials would be subject to discussion by the Company and its customers.
(11) Reclassifications
     The Company has reclassified certain deferred financing costs as other assets, instead of intangible assets in the accompanying condensed consolidated balance sheet as of July 2, 2005. A corresponding reclassification has been made in the December 31, 2004 balances.
     Also, amortization expense related to the deferred financing costs has been reclassified as interest expense, rather than as general and administrative costs for all periods presented in the accompanying condensed consolidated statements of operations.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis describes changes in the Company’s financial condition since December 31, 2004. The analysis of results of operations compares the three- and six-month periods ended July 2, 2005 to the corresponding periods ended June 26, 2004. Any references to December 31, 2004 relate to data found in our Form 10-K filed with the Securities and Exchange Commission on March 29, 2005.
GENERAL
     We are a contract manufacturer of highly engineered metal components and subassemblies for construction, industrial and agricultural original equipment manufacturers. Our largest customers, Caterpillar Inc. and Deere & Co., accounted for approximately 88% of our net sales for the six-month period ended July 2, 2005, and accounted for approximately 87% and 88% of our net sales in 2004 and 2003, respectively.
     Historically, the Company has been a fabricator of sheet metal products. Subsequent to a merger in January 1998, when the Company became a publicly-traded entity, the Company acquired six facilities that fabricated either injection molded or thermoformed plastic components. These facilities operated as Morton Custom Plastics, LLC. The Company subsequently determined that is was appropriate to focus solely on its core competency, sheet metal fabrication, and offered for sale its plastics fabrication facilities, the last of which was sold in June 2003.
     As a part of a 1999 plastics facilities acquisition, the Company issued $10 million of redeemable preferred stock with a maturity date of April 2004. The Company negotiated a settlement in December 2003 with the holder of the preferred stock, and began making redemption payments in January 2004. If the Company pays redemption payments according to the terms of the settlement agreement, the payments will aggregate $1.5 million over a three-year period ending in 2006. As of July 2, 2005, there were $700,000 of remaining payments.
     Since June 2003, the Company has focused solely on its core business, sheet metal fabrication (the Company’s continuing operations). The Company recognized earnings of over $12.8 million and $1.2 million from its continuing operations in 2004 and 2003, respectively, but had incurred losses from its continuing operations in 2001 and 2002 when demand by the Company’s customers was depressed. These losses from continuing operations as well as the acquisition and subsequent disposition of certain plastics facilities created pressure on our liquidity; that pressure declined when we entered into the new credit facility described below in early 2004, and as customer demand increased. The $12.8 million of net earnings in 2004 included a gain on the redemption of preferred stock of $2.8 million and an income tax benefit of $5.8 million.
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
     As noted above, two customers account for a significant portion of our net sales. Caterpillar Inc. and Deere & Co. are both forecasting greater orders for fabricated parts supplied by Morton Industrial Group, Inc. for the remainder of 2005 and beyond. We believe that this demand is being fueled by the improved economic conditions in the United States. The Company has responded by hiring additional manpower, adding capital equipment as necessary and increasing the flow of purchased raw materials in a difficult steel market. The U.S. steel industry has restructured, consolidated and is challenged to meet growing domestic and international demand. The steel industry has been impacted by China’s growing consumption of scrap steel and coke, a raw material used in processing steel. Cosmetically sensitive sheet steel, our core commodity, has correspondingly seen inflationary pricing; however, most inflationary steel pricing becomes the responsibility of the Company’s customers.
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
RESULTS OF OPERATIONS
Second quarter, 2005 versus second quarter, 2004
     Net sales for the quarter ended July 2, 2005 were $53.6 million compared to $50.7 million for the quarter ended June 26, 2004, an increase of $2.9 million or 5.6%. The volume portion of the sales increase totaled approximately $1.0 million, which resulted primarily from increased unit demand by existing customers (original equipment manufacturers) of construction-related equipment components offset by a modest decrease in industrial components. Higher unit sales of construction-related equipment components increased revenues by approximately $2.0 million for the comparable quarters, while changes in unit volume decreased industrial related revenues by approximately $1.5 million and increased agricultural-related revenues by approximately $0.5 million for the comparable quarters. In addition, sales for the quarter ended July 2, 2005 included surcharges passed through to our customers of approximately $8.2 million, compared to $6.0 million for the quarter ended June 26, 2004. Most of the revenue growth came from increased unit sales to our two largest customers, Deere & Co. and Caterpillar Inc. Based upon customer forecasts and the addition of new customers, the Company currently anticipates unit demand for calendar year 2005 that could modestly exceed calendar year 2004. Our ability to increase revenues is subject to a number of factors, including the continuing demand that we now forecast, the availability of raw materials, principally steel, and the availability of working capital to support that growth. Over the past six quarters, steel prices have increased as steel supply has tightened, due in part to the national economic recovery, China’s growing steel consumption, and reduced domestic steel production capacity. We believe that these prices have reached their high levels, and should begin to decrease during the third quarter of 2005; the Company does not anticipate any significant changes in unit margins (measured in dollars) under these changing market conditions because of the expected reduction in surcharge billings as described in Note 10. There could be periods when steel is not available on demand. We are working with our steel suppliers to attempt to address these issues. Historically we have been able to negotiate with our customers to have them absorb increases in our raw material costs, and, as indicated in Note 10 above, we have billed such cost increases to our customers.
     Sales to Caterpillar Inc. and Deere & Co. aggregated approximately 88% and 85% of our net sales for the second quarters of 2005 and 2004, respectively.
     Gross profit for the quarter ended July 2, 2005 was $7.6 million compared with $6.1 million for the quarter ended June 26, 2004, an increase of $1.5 million or 23.5%. The Company’s gross profit percentage increased to 14.2% from 12.1%; however, this gross profit percentage for the quarters ended July 2, 2005 and June 26, 2004 was negatively impacted approximately 2.5% and 1.5%, respectively, by passing through to customers, at cost with no margin, the increased steel costs described in Note 10 above. Setting aside the impact of passing these costs through to customers at no margin, the gross profit percentage would have increased to 16.7% and 13.7% for the second quarters of 2005 and 2004, respectively. The increase in margins is a result of the Company’s continuing focus on cost savings programs including 6 Sigma and various lean manufacturing concepts. We use internal metrics to measure our success in achieving various productivity, quality, on-time delivery and profitability goals.
     Selling and administrative expenses for the quarter ended July 2, 2005 amounted to $3.9 million, or 7.3% of sales, compared with $3.4 million, or 6.8% of sales in the same quarter a year ago. This increased expense relates primarily to personnel costs related to increasing sales and customer demands..
     Interest expense for the quarter ended July 2, 2005 amounted to $1.5 million compared to $1.3 million in the comparable quarter a year ago. This increase resulted from higher average levels of debt in 2005, as well as higher interest rates in the second quarter of 2005 vs. the second quarter of 2004. The debt increase results from the new credit facility which has provided necessary working capital for the Company’s operations. Interest expense for the quarter ended July 2, 2005 also includes $94,000 of debt discount amortization and a $144,000 adjustment related to the valuation of the warrants liability and a mark-to-market adjustment of $71,000 on its interest rate swap agreements described above. For the quarter ended June 26, 2004, interest expense includes $75,000 of debt discount amortization, and a $60,000 adjustment related to the valuation of the warrants liability.
     As a result of a preferred stock settlement agreement, the Company made three preferred stock redemption payments during both the three-month period ended July 2, 2005 and June 26, 2004, which resulted in the “gain on redemption of preferred stock” of $850,000 in the accompanying condensed consolidated statements of operations.
     For the three months ended July 2, 2005 and June 26, 2004, we recognized income tax expense of $320,000 and $100,000 related to state income taxes and the Federal alternative minimum tax. For Federal income taxes, we have utilized net operating loss carryforwards and decreased the valuation allowance accordingly.
First six months, 2005 versus first six months, 2004
     Net sales for the six months ended July 2, 2005 were $107.7 million compared to $90.6 million for the six months ended June 26, 2004, an increase of $17.1 million or 18.8%. The volume portion of the sales increase, totaling approximately $6.0 million, resulted primarily from increased unit demand by existing customers (original equipment manufacturers) of construction-related equipment components offset by a decrease in industrial components.. Higher unit sales of construction- and agricultural-related equipment components increased revenues by approximately $4.0 million, and $3.5 million, respectively, for the comparable periods while changes in unit volumes of industrial related components decreased revenues by $1.5 million for the comparable periods. In addition, sales for the six months ended July 2, 2005 included surcharges passed through to our customers of approximately $17.8 million, compared to $7.0 million for the six months ended June 26, 2004. Most of the revenue growth came from increased unit sales to our two largest customers, Deere & Co. and Caterpillar Inc. Based upon customer forecasts and the addition of new customers, the Company currently anticipates unit demand for calendar year 2005 that could modestly exceed calendar year 2004. Our ability to increase revenues is subject to a number of factors, including the continuing demand that we now forecast, the availability of raw materials, principally steel, and the availability of working capital to support that growth. Over the past six quarters, steel prices have increased as steel supply has tightened, due in part to the national economic recovery, China’s growing steel consumption, and reduced domestic steel production capacity. We believe that these prices have reached their high levels, and should begin to decrease during the third quarter of 2005; the Company does not anticipate any significant changes in unit margins (measured in dollars) under these changing market conditions because of the expected reduction in surcharge billings as described in Note 10. there could be periods when steel is not available on demand. We are working with our steel suppliers to attempt to address these issues. Historically we have been able to negotiate with our customers to have them absorb increases in our raw material costs, and, as indicated in Note 10 above, we have billed such cost increases to our customers.
     Sales to Caterpillar Inc. and Deere & Co. aggregated approximately 88% and 85% of our net sales for the first six months of 2005 and 2004, respectively.
     Gross profit for the six months ended July 2, 2005 was $14.7 million compared with $11.7 million for the six months ended June 26, 2004, an increase of $3.0 million or 26.3%. The Company’s gross profit percentage increased to 13.7% from 12.9% and the gross profit percentage for the six month periods ended July 2, 2005 and June 26, 2004 was negatively impacted approximately 2.7% and 1.0%, respectively, by passing through to customers, at cost with no margin, the increased steel costs described in Note 10 above. Setting aside the impact of passing these costs through to customers at no margin, the gross profit percentage would have increased to 16.4% and 13.9% for the first six months of 2005 and 2004, respectively. The increase in margins is a result of the Company’s continuing focus on cost savings programs including 6 Sigma and various lean manufacturing concepts. We use internal metrics to measure our success in achieving various productivity, quality, on-time delivery and profitability goals.
     Selling and administrative expenses for the six months ended July 2, 2005 amounted to $7.4 million, or 6.9% of sales, compared with $6.8 million, or 7.5% of sales in the same period a year ago. This decreased expense percentage relates primarily to a higher sales volume.
     Interest expense for the six months ended July 2, 2005 amounted to $2.8 million compared to $1.9 million in the comparable period a year ago. This increase resulted from higher average levels of debt in 2005, as well as higher interest rates in the first six months of 2005 vs. the first six months of 2004. The debt increase results from the new credit facility which has provided necessary working capital for the Company’s operations. Interest expense for the six months ended July 2, 2005 also includes $187,800 of debt discount amortization and a $288,000 adjustment related to the valuation of the warrants liability, partially offset by a favorable mark-to-market adjustment of $85,400 on its interest rate swap agreement described above. Interest expense for the six months ended June 26, 2004 also includes $75,000 of debt discount amortization and a $60,000 adjustment related to the valuation of the warrants liability.
     “Interest on redeemable preferred stock” relates to the accretion of the discount on redeemable preferred stock for the six months ended June 26, 2004. The redeemable preferred stock was fully accreted in April 2004.
     As a result of a preferred stock settlement agreement, the Company made six preferred stock redemption payments during both the six-month periods ended July 2, 2005 and June 26, 2004, which resulted in the “gain on redemption of preferred stock” of $1,700,000 in the accompanying condensed consolidated statements of operations.
     For the six months ended July 2, 2005 and June 26, 2004, we recognized income tax expense of $520,000 and $150,000 related to state income taxes and the Federal alternative minimum tax. For Federal income taxes, we have utilized net operating loss carryforwards and decreased the valuation allowance accordingly.

LIQUIDITY AND CAPITAL RESOURCES
     Historically, we have funded our business with cash flows from operations, management of our working capital and borrowings under revolving credit and term loan facilities.
     Our consolidated working capital at July 2, 2005 was $9.9 million compared to $6.4 million at December 31, 2004. This represents an increase in working capital of approximately $3.5 million. This working capital increase results primarily from increased accounts receivable related to increased sales during May and June 2005 compared to sales during November and December 2004. Working capital needs have also been increased by the process of passing-through to customers the increased costs of steel as described in Note 10 above. The increased current asset is financed by the revolving line of credit which is classified as long-term debt.
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
     Under the terms of the agreements and amendments, effective as of December 31, 2004, and as of July 2, 2005, the Company has:
1)	A four-year secured term loan in the amount of $21,000,000 with variable rate interest; principal payments are due in quarterly installments of $500,000 which began June 30, 2004 and continued through March 31, 2005 and due in quarterly installments of $750,000 beginning June 30, 2005 through December 31, 2007 with the balance of $10,117,500 due on March 31, 2008. Mandatory principal payments totaling $632,500 related to an asset sale were made in September 2004, March 2005 and May 2005. Annually, an additional mandatory principal payment will become due on the term loan 90 days subsequent to year end if the Company’s EBITDA for the calendar year exceeds the sum of its cash payments for principal, interest, income taxes and capital expenditures, as defined. For classification purposes in the accompanying Condensed Consolidated Balance Sheets, $2,500,000 has been classified as current installments of long-term debt for the estimated mandatory principal payment due by March 30, 2006. . The unpaid term debt as of July 2, 2005 is $17,617,500.
2)	A secured revolving credit facility with a limit of $18,000,000 with variable rate interest, with an initial revolving credit balance of $8,700,000 and with initial availability of $5,400,000 as of March 26, 2004. At July 2, 2005, the Company has a revolving credit balance of $13,700,000 and availability of $2,810,000. The balance is due March 31, 2008. The amount available under the revolving credit facility is limited to 85% of eligible accounts receivable and 60% of eligible inventories. The facility requires a commitment fee of 0.50% per annum on the unused portion of the facility.

At the Company’s option, for both the secured term loan and the secured revolving credit facility, interest will be at either a bank base rate plus applicable margin, or an adjusted LIBOR plus a LIBOR applicable margin. At inception, the bank rate plus applicable margin was 6.75% and the adjusted LIBOR plus a LIBOR applicable margin was 5.35%. At July 2, 2005, those rates were approximately 8.25% and 6.28%, respectively.

The Company entered into a swap agreement effective June 30, 2004 on $10,750,000 (the original notional amount) of its term debt. Under this agreement, the Company pays a fixed LIBOR rate of 3.72% on the notional amount, which is payable quarterly. In accordance with the term loan agreement, the Company also pays an interest margin which adjusts in steps based on achieved operating and leverage metrics (4.00% during the first three months of 2005, and then reducing to 3.50%). The notional amount for the period from April 3 through July 2, 2005 was $10,000,000. The swap agreement is for the purpose of limiting the effects of interest rate increases on approximately one-half of the Company’s variable rate term debt. The “all-in” rate on the notional amount in the first quarter of 2005 was 7.72% and during the second quarter of 2005 was 7.22%. The swap agreement expires March 31, 2008.
3)	Senior secured subordinated notes totaling $12,000,000 with cash interest of 12% and payment-in-kind interest of 2% and 4% with no principal amortization, and the balances due March 26, 2009. This debt is subordinated to the secured term loan and the revolving credit facility with respect to both payment and lien priority. The unpaid senior secured subordinated debt as of July 2, 2005 is $12,544,400.

Related to the senior secured subordinated note, on March 26, 2004, the Company issued 545,467 warrants to purchase shares of its Class A Common Stock for $0.02 per share to the senior subordinated debt lenders; these warrants expire March 26, 2014. The warrant holder may exercise the warrants at any time. The holders may put the warrants to the Company, at the then fair market value, at the earlier of: a) five years from the date of issue; b) a change of control; c) a default on the senior secured subordinated loan; or d) a prepayment of 75% or more of the original principal balance of the senior secured subordinated loan.

The Company estimated the fair value of the warrants at the date of issue, March 26, 2004, and as of July 2, 2005, to be $1,500,000 and $2,079,000 respectively. The $2,079,000 estimate is reported as warrants payable in the accompanying consolidated balance sheets. The fair value at the date of issue was recorded as debt discount, and is being amortized using the effective yield method over 5 years, the term of the related senior secured subordinated note. The Company reports the warrants at fair value and records changes in the fair value as interest expense.
The stock purchase warrant includes provisions that will reduce the 545,467 warrants that can be exercised or put to the Company if: a) a change of control occurs prior to 5 years from the date of issue and the Company achieves specified net equity levels; or b) if a change of control has not occurred prior to 5 years from the date of issue and the Company achieves specified EBITDA (earnings before interest, taxes, depreciation and amortization) levels. The number of warrants could be reduced to any one of several levels, but no lower than 290,278. For the year ended December 31, 2004, the Company achieved the EBITDA level that reduced the maximum number of warrants that may be put or exercised to 479,589.
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
     In connection with these loans, the Company has granted the lenders a lien on all of the Company’s accounts receivable, inventories, equipment, land and buildings, and various other assets. These agreements contain restrictions on capital expenditures, additional debt or liens, investments, mergers and acquisitions, and asset sales and prohibit payments such as dividends or stock repurchases. These agreements also contain financial covenants, including a total funded debt to EBITDA ratio, a total senior funded debt to EBITDA ratio, a minimum EBITDA ratio, and a fixed charge coverage ratio. As of July 2, 2005, we were in compliance with all debt covenants.
     Historically, we have met our near term liquidity requirements with cash flows from operations, our bank revolving credit facility, and management of our working capital to reflect current levels of operations. Management expects that cash flows from operations, working capital management and availability under the bank revolving credit facility described above will permit us to meet our liquidity requirements through the term of the credit facility.
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
Capital Expenditures
     We incurred $2.6 million of capital expenditures during the first six months of 2005, including approximately $1.4 million related to expansion activities and approximately $1.2 million for the normal update and replacement of manufacturing equipment.
     We estimate that our capital expenditures in 2005 will total approximately $5.5 million, of which $3.1 million will be for expansion activities and the remaining $2.4 million will be for the normal update and replacement of manufacturing equipment.
Significant Cash Commitments
     The Company has significant future cash commitments, primarily scheduled principal and interest payments and scheduled lease payments. Interest is estimated only through the maturity dates of the term loan, the revolving line of credit and senior subordinated debt; interest past those maturity dates, when “balloon” payments are scheduled, is not projected in the following table.
     The following table estimates the Company’s contractual obligations at July 2, 2005:

	Payments Due by Period
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)
Bank indebtedness
Term loan	$17,618	$5,500	$12,118	$—	$—
Revolving line of credit	13,700	—	13,700	—	—
Senior subordinated debt	12,544	—	—	12,544	—
Other debt obligations	1,488	523	965	—	—
Interest – estimated	10,200	3,500	6,700	—	—
Operating leases	15,815	5,815	8,870	1,130	—
Preferred stock redemption	700	500	200	—	—

Total contractual cash obligations	$72,065	$15,838	$42,553	$13,674	$—

     Under its bank credit facility, the Company had $1,488,000 of standby letters of credit outstanding at July 2, 2005 in connection with lease obligations and its workers compensation program.
     Management expects that cash flows from operations, working capital management and availability under its bank revolving line of credit will permit us to meet our liquidity requirements through the term of the credit facility.

     As described above under “Redeemable Preferred Stock”, the Company and Worthington have entered into a preferred stock redemption agreement, dated December 23, 2003, that provides for 30 monthly redemption payments of $50,000 each over a three-year period (10 payments each year in 2004, 2005 and 2006) to fully redeem the preferred stock. Each $50,000 payment and redemption of 333 (or 334) shares reduces the $10 million face value of the redeemable preferred stock by $333,000 (or $334,000). If shares are not redeemed under the provision of this agreement, the redemption price remains at $1,000 per share. The significant cash commitments table above assumes that the remaining payments are made over the next eighteen months and that the redeemable preferred stock is retired for $1.5 million. Sixteen of the 30 redemption payments have been paid as of July 2, 2005.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
     The Company uses both variable-rate debt and fixed rate debt to finance its operations. The variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. The variable-rate debt includes both our revolving credit facility ($13.7 million at July 2, 2005) and our term note payable ($17.6 million at July 2, 2005).
     To satisfy a requirement of the term loan, we entered into a swap agreement effective June 30, 2004 on $10,750,000 (the original notional amount) of our term debt. Under this agreement, the Company pays a fixed LIBOR rate of 3.72% on the notional amount, which is payable quarterly. In accordance with the term loan agreement, the Company also pays an applicable margin which adjusts in steps based on achieved operating and leverage metrics (primarily at 4.00% during the first three months of 2005, and which decreased to 3.50% thereafter). The notional amount of the swap for the period from January 1 through July 2, 2005 was $10,000,000. The “all-in” rate on the notional amount in the first quarter of 2005 was 7.72% and during the second quarter of 2005 was 7.22%. The swap agreement expires March 31, 2008.
     The interest on the other portion of the term loan is currently determined at the applicable margin described above plus a LIBOR rate. The Company has elected to use 3 month and 6 month LIBOR agreements in an effort to reduce the variability of interest payments related to this portion of the term debt. At July 2, 2005 the “all-in” rate including the LIBOR rate and applicable margin related to this portion of the term debt was approximately 6.87%.
     The interest on the revolving credit facility is determined primarily at the applicable margin plus LIBOR rates. The Company has elected, at July 2, 2005 to use 3 month LIBOR agreements in an effort to reduce the variability of interest payments related to the revolving debt. The LIBOR agreements totaled $11.0 million at July 2, 2005; the corresponding average “all-in” rates including the LIBOR rates and applicable margin related to the revolving debt were approximately 6.28%. We pay the applicable margin plus the bank base rate on the revolving debt in excess of $11.0 million; at July 2, 2005 this rate was 8.25%.

     If market rates of interest on our variable rate debt had been 100 basis points higher based on balances outstanding during the first six months of 2005, our interest expense, on an annual basis, would be approximately $325,000 higher.
     The interest rates on the senior subordinated debt and the subordinated debt are fixed as described above.
Steel Commodity Risk
     We are also subject to commodity price risk with respect to purchases of steel, which accounts for a significant portion of our cost of sales. In 2004, the costs of steel increased significantly during the year, and those costs appear to have reached their highest levels during the first six months of 2005. We anticipate that the cost of steel will begin to reduce during the third quarter of 2005. We have arrangements to pass through to our largest customers the increased costs of steel, thereby significantly reducing the risks associated with the higher costs of steel. These additional costs are invoiced to those customers as surcharges on a monthly basis.
     During the second quarter of 2005, the Company reached agreements with key customers to increase unit prices to include agreed upon amounts relating to the raw material cost increases; accordingly, the surcharges for the pass-through of raw material cost increases should be substantially discontinued by the end of calendar year 2005.
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
     Changes in internal controls. There have been no significant changes in the Company’s internal controls over financial reporting that occurred in the second quarter of 2005 that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Under the terms of our agreement with our senior secured lender, no amounts are available for the payment of dividends at July 2, 2005.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Morton Industrial Group, Inc., held its Annual Meeting on June 7, 2005 to:
1.	Elect three directors to serve for one-year terms until the Annual Meeting of Shareholders in 2006.
2.	Consider and act upon a proposal to ratify the selection of KPMG, LLP as independent auditors of the Company for 2005.

The results of the shareholders’ votes on each of these matters appear in the following tables.

Election of Directors:

	For	Against	Abstained	Total
William D. Morton	5,104,628	24,987	—	5,129,615
Fred W. Broling	5,118,059	11,556	—	5,129,615
Mark W. Mealy	5,118,059	11,556	—	5,129,615
Ratification of Selection of Independent Auditor:

	For	Against	Abstained	Total
KPMG LLP	5,128,303	413	899	5,129,615
ITEM 5. OTHER INFORMATION
Mark W. Mealy has resigned as Morton’s lead independent director. Mr. Mealy will continue to serve as a director and will not be replaced as the lead independent director.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
     (A) Exhibits
11.	The computation can be determined from this report.

31.1	Certification pursuant to Rule 13a-14(a)

31.2	Certification pursuant to Rule 13a-14(a)

32.1	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     (B) Reports on Form 8-K.
Form 8-K dated May 17, 2005 reporting results of operations for the quarter ended April 2, 2005.
Form 8-K dated August 4, 2005 reporting the engagement of an investment banking firm to evaluate and advise the Company on the options available to recapitalize the Company.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
MORTON INDUSTRIAL GROUP, INC.
By: /s/ Daryl R. Lindemann
Daryl R. Lindemann
Chief Financial Officer and Secretary
Dated: August 15, 2005