Form 10-K
period 2005-12-31
MORTON INDUSTRIAL GROUP INC
filed 2006-03-31
CIK 64247

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to
Commission file number 0-13198

Morton Industrial Group, Inc.
www.mortongroup.com
(Exact name of registrant as specified in its charter)

Georgia	38-0811650
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
1021 W. Birchwood, Morton, Illinois 61550	(309) 266-7176 (Registrant’s telephone number, including area code)
(Address of principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to section 12(g) of the Act:
Class A Common Stock, par value $.01 per share
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No     ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes ☐          No     ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer     ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐     No     ☑
      The aggregate market value of the common stock held by non-affiliates of the registrant (based upon the last reported sale price on the Nasdaq Small Cap Market) on the last day business day of the registrant’s most recently completed second fiscal quarter was approximately $10,500,000.
      As of March 3, 2006, the aggregate market value of the Class A Common Stock held by non-affiliates was approximately $10,500,0000 and there were 4,880,878 shares of Class A Common Stock and 100,000 shares of Class B Common Stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      None

      “Safe Harbor” Statement Under The Private Securities Litigation Reform Act Of 1995: This annual report contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements containing the words “anticipates,” “believes,” “intends,” “estimates,” “expects,” “projects” and similar words. The forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results expressed or implied by such forward looking statements. Such factors include, among others, the following: the loss of certain significant customers; the cyclicality of our construction, industrial, and agricultural sales; the availability of working capital; general economic and business conditions, both nationally and in the markets in which we operate or will operate; competition; and other factors referenced in the Company’s reports and registration statements filed with the Securities and Exchange Commission. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements contained herein speak only of the Company’s expectation as of the date of this annual report. We disclaim any obligations to update any such factors or publicly announce the result of any revisions to any of the forward looking statements contained herein to reflect future events or developments.
PART I

Item 1.	Business
Merger Agreement Disclosure
      As we previously disclosed, on March 22, 2006, Morton Industrial Group, Inc. (the Company) entered into an Agreement and Plan of Merger (“Merger Agreement”) under which MMC Precision Merger Corp. (“Merger Sub”), a wholly owned subsidiary of MMC Precision Holdings Corp. (“Parent”), will merge with and into the Company with the Company being the surviving corporation and a direct wholly owned subsidiary of Parent. The shareholders of Parent will include a private equity fund that is an affiliate of Brazos Private Equity Partners, LLC, which will hold a majority of the shares of Parent, and five persons who are (i) William D. Morton, the Company’s Chairman, President and Chief Executive Officer, (ii) through his affiliate Eastover Group, LLC, Mark W. Mealy, a director of the Company, (iii) Daryl R. Lindemann, the Company’s Senior Vice President of Finance, (iv) Brian L. Geiger, Senior Vice President of Operations of Morton Metalcraft Co., and (v) Brian R. Doolittle, Senior Vice President of Sales and Engineering of Morton Metalcraft Co. In the Merger, each outstanding share of common stock of the Company, other than shares to be contributed to Parent by Mr. Morton, Mr. Mealy, and the other three officers concurrently with the closing of the Merger, will be converted to the right to receive $10.00 cash per share.
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
      Our largest customers include Deere & Co. (“Deere”) and Caterpillar Inc. (“Caterpillar”) who together generated 91% of our 2005 net sales. Our five manufacturing facilities are located in the Midwestern and Southeastern United States in close proximity to our customers. We have no foreign operations.

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

Construction Equipment
      The $18 billion U.S. construction equipment industry includes construction, earth moving and forestry equipment, as well as some material handling equipment, lifts, off-highway trucks and a variety of machines for specialized industrial applications. Caterpillar and Deere dominate the U.S. construction equipment industry, and together accounted for an estimated 50% of total U.S. unit sales in 2005. We supply metal components and subassemblies, such as engine enclosures, platforms, frames and complex weldments. Our customers use these products in backhoes, excavators, wheel loaders, skid-steer loaders, lifts and similar construction equipment. Our sales per construction equipment vehicle range up to $2,500. Construction equipment products accounted for approximately 64% of our 2005 net sales.

Industrial Equipment
      We produce a range of components and subassemblies for equipment used in a variety of industrial applications, including store fixtures, motor homes, turf care equipment and power generators. Customers in the industrial equipment area generally serve stable or growth markets, and these customers include Caterpillar, Deere, Kubota, Hallmark, Winnebago and JLG Industries Inc. Industrial equipment products accounted for approximately 19% of our 2005 net sales.

Agricultural Equipment
      The $15 billion U.S. agricultural equipment industry includes large, relatively expensive products such as tractors, combines and other farming equipment. Deere and Caterpillar accounted for an estimated 35% of total U.S. agricultural equipment unit sales in 2005. We supply metal components and subassemblies such as steps, grills, and landing decks. Our sales per agricultural equipment vehicle range from $200 to $3,000. Agricultural equipment products accounted for approximately 17% of our 2005 net sales.

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

Engineering and Design Capabilities
      Engineering capabilities have become increasingly emphasized as suppliers provide design services for new projects. Computer aided design capabilities include Pro/ ENGINEER, Anvil 1000/5000, Apollo, Merry Mechanization and CADKEY. We have focused our computer aided design investment on the Pro/ ENGINEER system during the last several years because Pro/ ENGINEER is the preferred system of the majority of our customers. Computer aided design allows us to download completed and approved designs directly to production equipment in most plants. The resulting direct interaction between customers’ designers and our engineers facilitates joint development of new components and redesign of old parts.

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
Raw Materials
      The primary raw materials that we use are sheet steel, assembly parts and paint. Prices of these raw materials fluctuate, although the price of our most significant raw material, steel, increased dramatically during 2004 and stabilized in 2005. The prices have increased modestly in 2006. The steel supply tightened, due in part to the national economic recovery, China’s growing steel consumption, and reduced domestic steel production capacity. We were able to negotiate with our customers to have them absorb substantial amounts of the increases in our raw material costs in 2004 and 2005. Effective in 2005 and through early 2006, the price increases have been incorporated into unit prices for those parts manufactured for our customers. We also participate in the steel purchase programs of certain major customers which lowers our cost for steel.

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
Backlog
      Our backlog of orders was approximately $135.0 million at December 31, 2005, and $120.0 million at December 31, 2004. We anticipate that we will substantially fill all of the December 31, 2005 backlog orders during 2006.
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
Employees
      As of February 25, 2006, we had 1,370 employees, of whom 1,152 were hourly and 218 were salaried. None of these employees are subject to a collective bargaining agreement. We believe our relationship with our employees is good.
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

Item 1A.	Risk Factors
      We are subject to various risk factors, the exercise of which could have a material adverse effect on our business, financial condition, and results of operations, including:

•	The loss of either of our two largest customers or the material reduction in purchases by either or both of them.

•	Significant industry-wide declines in the sales of construction, industrial, or agricultural equipment.

•	The unavailability of raw materials such as steel in volumes or at times required to meet production needs and customer orders.

•	Increases in the prices of raw materials that cannot be passed through to customers in full or material part.

•	The lack of sufficient working capital to meet production requirements or growth opportunities.

•	Increases in interest rates that increases the costs of our indebtedness and the reduce the availability of capital.

•	General economic conditions and the cyclicality of our customers’ businesses.

Item 1B.	Unresolved Staff Comments
      None

Item 2.	Properties
      The following table presents summary information regarding our facilities. The properties are owned except where indicated by the word “leased”. Lease terms for these facilities expire between 2006 and 2008. Our facilities are generally located in close proximity to our customers.

	Approx.
Location	Sq. Ft.	Products Manufactured

1021 West Birchwood Street, Morton, IL	284,000	Sheet metal enclosures and boxes, sheet metal component packages, store fixtures and tractor frames
400 Detroit Avenue, Morton, IL (leased)	155,000	Special weldments, including seat modules, cabs and fabricated steel tanks
231 Detroit Avenue, Morton, IL (leased)	40,000	Raw materials and components storage
Apex, NC (leased)	100,000	Special weldments, sheet metal enclosures and boxes, sheet metalcomponent packages and fabricated steel tanks
Honea Path, SC	30,000	Store fixtures and sheet metal component packages
Welcome, NC	185,000	Sheet metal enclosures and boxes, special weldments, fabricated steel tanks and sheet metal component packages
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
      The preferred stock redemption agreement dated December 23, 2003 provides for 30 monthly redemption payments of $50,000 each (totaling $1.5 million) over a three year period (10 payments each year in 2004, 2005 and 2006) to fully redeem the $10.0 million face value of the redeemable preferred stock. Each $50,000 payment and redemption of 333 (or 334) shares reduces the outstanding balance of the redeemable preferred stock by $333,000 (or $334,000). As of March 24, 2006, the Company has paid timely 23 of the 30 scheduled redemption payments. The redemption payments made in 2004 and 2005 resulted in the recognition of a gain on redemption of preferred stock of $2,833,000 for each of the years ended December 31, 2004 and 2005, which is reflected in the accompanying Consolidated Statements of Operations.
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
      The following table sets forth for 2005 and 2004 the quarterly high and low closing bids. OTC closing bids reflect interdealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

	High	Low

2005
October 1 to December 31	$7.75	$6.00
July 1 to September 30	$7.40	$6.05
April 1 to June 30	$6.85	$5.50
January 1 to March 31	$6.90	$5.20

	High	Low

2004
October 1 to December 31	$5.95	$4.30
July 1 to September 30	$5.10	$3.55
April 1 to June 30	$4.05	$2.20
January 1 to March 31	$1.90	$0.50
      We obtained the foregoing information from research services made available by Pink Sheets, LLC.
      As of March 16, 2006, there were 2,347 holders of record and 1,470 beneficial holders of our Class A Common Stock.
      We did not declare or pay any common stock dividends in our fiscal years ended December 31, 2005 and 2004. Our credit agreements preclude the payment of dividends.
      During the year ended December 31, 2005, we did not issue any shares of capital stock that were unregistered under the Securities Act of 1933.
      On March 26, 2004, in connection with the refinancing described in Item 7, we issued to our lenders 545,467 warrants (which expire March 26, 2014) to purchase Class A shares of common stock at an exercise price of $0.02 per share. The number of warrants may decline over the first five years following the related refinancing agreements based on the Company achieving specified EBITDA (earnings before interest, taxes, depreciation and amortization) levels, or achieving certain stated levels of net equity. The Company achieved the specified EBITDA levels for 2004 and 2005, and, accordingly, the maximum number of warrants that can be exercised is 415,128. None of these warrants have been exercised as of March 24, 2006.

      As of December 31, 2005, under our 1997 Stock Option Plan (which was approved by our shareholders), issued and outstanding stock options are as follows:

			Number of
Number of	Exercise		Shares
Shares	Price	Expiration Date	Exercisable

51,650	$1.875	February 2011	51,650
38,334	0.325	June 2012	38,334
316,336	0.150	February 2013	116,333
30,000	0.250	April 2013	30,000
72,500	0.250	August 2013	72,500
10,000	0.300	November 2013	6,666

518,820			315,483

      In addition to these options, we have reserved for future grants an additional 327,561 shares.

Item 6.	Selected Financial Data
Selected Historical Financial Data
      Set forth below are certain selected historical financial data. This information should be read in conjunction with our consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein. The financial data is derived from our audited financial statements.

	Year Ended December 31,

	2001	2002	2003	2004	2005

Operating data:
Net sales	$127,103	$116,567	$131,431	$185,469	$196,276
Cost of sales	111,358	101,522	113,318	161,910	169,445
Gross profit	15,745	15,045	18,113	23,559	26,831
Selling and administrative expenses	13,131	12,170	12,583	14,401	15,835
Restructuring charges	1,323	—	—	—	—
Operating income	1,291	2,875	5,530	9,158	10,996
Other income (expense)	(610)	365	442	172	60
Interest expense, net	(6,706)	(4,228)	(3,863)	(4,922)	(6,180)
Interest on redeemable preferred stock	—	—	(427)	(250)	—
Gain on redemption of preferred stock	—	—	—	2,833	2,833
Earnings (loss) before income taxes, accounting change and discontinued operations	(6,025)	(988)	1,682	6,991	7,709
Income taxes (benefit)	1,242	(288)	426	(5,775)	(4,017)
Earnings (loss) before discontinued operations and cumulative effect of change in accounting principle	(7,267)	(700)	1,256	12,766	11,726
Net income (loss) from operations of discontinued plastics operations	(9,454)	6,790	85	—	—
Earnings (loss) before cumulative effect of accounting change	(16,721)	6,090	1,341	12,766	11,726
Cumulative effect of change in accounting principle	—	(8,118)	—	—	—
Net earnings (loss)	(16,721)	(2,028)	1,341	12,766	11,726
Accretion of discount on preferred shares	(1,066)	(1,265)	(715)	—	—
Net earnings (loss) available to common shareholders	(17,787)	(3,293)	626	12,766	11,726

	Year Ended December 31,

	2001	2002	2003	2004	2005

Earnings (loss) per share — basic:
Earnings (loss) from continuing operations	(1.81)	(0.42)	0.12	2.73	2.37
Earnings (loss) from discontinued operations	(2.06)	1.46	0.02	—	—
Cumulative effect of a change in accounting principle	—	(1.75)	—	—	—

Total earnings (loss) per share — basic	(3.87)	(0.71)	0.14	2.73	2.37

Earnings (loss) per share — diluted:
Earnings (loss) from continuing operations	(1.81)	(0.42)	0.11	2.16	1.98
Earnings (loss) from discontinued operations	(2.06)	1.46	0.02	—	—
Cumulative effect of a change in accounting principle	—	(1.75)	—	—	—

Total earnings (loss) per share — diluted	(3.87)	(0.71)	0.13	2.16	1.98

Financial position (at end of year):
Working capital	$(1,475)	$(2,294)	$(6,818)	$6,428	$2,428
Total assets	106,517	56,853	48,822	67,145	73,794
Total debt	79,138	45,102	38,541	43,575	38,903
Stockholders’ equity (deficit)	$(20,944)	$(24,224)	$(23,598)	$(10,804)	$949

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this annual report.
General
      We are a contract manufacturer of highly engineered metal components and subassemblies for construction, industrial and agricultural original equipment manufacturers. Our largest customers, Caterpillar and Deere, accounted for approximately 91% and 87% of our net sales in 2005 and 2004, respectively.
      Historically, the Company has been a fabricator of sheet metal products. Subsequent to a merger in January, 1998, when the Company became a publicly-traded entity, the Company acquired six facilities that fabricated either injection molded or thermoformed plastic components. Two of the plastics fabrication facilities were acquired separately in 1998, and four were acquired together in 1999. One of the plastics fabrication facilities acquired in 1998 was sold at the end of 1999. The four plastics fabrication facilities acquired together in 1999 were sold in December 2002. These four facilities, operating as Morton Custom Plastics, LLC, were incurring significant losses and, in 2002, filed for protection as debtor-in-possession under Chapter 11 of the United States Bankruptcy Code. At the time of the sale of Morton Custom Plastics, LLC, the Company determined that is was appropriate to focus solely on its core competency, sheet metal fabrication, and offered for sale its remaining plastics fabrication facility, which was sold in June 2003. In the Company’s accompanying consolidated statements of operations for 2003, all of the plastics fabrication results are reported as discontinued operations.
      As a part of the 1999 plastics facilities acquisition, the Company issued $10.0 million of redeemable preferred stock with a maturity date of April 2004. The Company negotiated a settlement in December 2003 with the holder of the preferred stock, and began making redemption payments in January 2004. If the redemption payments are paid according to the terms of the settlement agreement, the payments will aggregate $1.5 million over a three-year period ending in 2006. Through March 24, 2006, all scheduled payments have been made timely; twenty-three of the thirty scheduled redemption payments have been made.
      Since June 2003, the Company has focused solely on its core business, sheet metal fabrication (the Company’s continuing operations). The Company recognized earnings from its continuing operations in 2003, 2004 and 2005, but had incurred losses from its continuing operations in 2001 and 2002 when demand by the Company’s customers was depressed.
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
      On March 22, 2006, Morton Industrial Group, Inc. (the Company) entered into an Agreement and Plan of Merger (“Merger Agreement”) under which MMC Precision Merger Corp. (“Merger Sub”), a wholly owned subsidiary of MMC Precision Holdings Corp. (“Parent”), will merge with and into the Company with the Company being the surviving corporation and a direct wholly owned subsidiary of Parent. The shareholders of Parent will include a private equity fund that is an affiliate of Brazos Private Equity Partners, LLC, which will hold a majority of the shares of Parent, and five persons who are (i) William D. Morton, the Company’s Chairman, President and Chief Executive Officer, (ii) through his affiliate Eastover Group, LLC, Mark W. Mealy, a director of the Company, (iii) Daryl R. Lindemann, the Company’s Senior Vice President of Finance, (iv) Brian L. Geiger, Senior Vice President of Operations of Morton Metalcraft Co., and (v) Brian R. Doolittle, Senior Vice President of Sales and Engineering of Morton Metalcraft Co.. In the Merger, each outstanding share of common stock of the Company, other than shares to be contributed to Parent by Mr. Morton, Mr. Mealy, and the other three officers concurrently with the closing of the Merger, will be converted to the right to receive $10.00 cash per share.
Results of Operations
      The following table presents certain historical financial information expressed as a percentage of our net sales.

	Year Ended December 31,

	2003	2004	2005

Statements of Operations Data:
Net sales	100.0%	100.0%	100.0%
Gross profit	13.8	12.7	13.7
Selling and administrative expenses	9.6	7.8	8.1
Operating income	4.2	4.9	5.6
Interest expense, net	2.9	2.7	3.1
Earnings before income taxes and discontinued operations	1.3	3.8	3.9
           The following table presents certain historical information (000’s):

Operating income	5,530	9,158	10,996
Depreciation and amortization of plant and equipment and intangible assets	5,694	5,804	5,422
Capital expenditures	4,119	5,365	6,492

Year Ended December 31, 2005 versus Year Ended December 31, 2004
      Net sales for the year ended December 31, 2005 were $196.3 million compared to $185.5 million for the year ended December 31, 2004, an increase of $10.8 million or 5.8%. The increase in sales dollars is attributable primarily to steel surcharges as described below. Unit sales dollars remained relatively flat in 2005 compared with 2004. Our 2005 construction-related revenues increased by approximately $9.9 million over the comparable year and accounted for nearly 64% of our 2005 revenue. Industrial related revenues decreased by approximately $5.8 million and agricultural-related revenues increased by $6.7 million in 2005. Sales for 2005 and 2004 included steel surcharges passed through to our customers of approximately $28.6 million and

$18.2 million, respectively. Sales to Caterpillar and Deere were approximately 91% and 87% of our net sales for 2005 and 2004, respectively.
      Based upon customer forecasts, the Company currently anticipates modest revenue growth for calendar year 2006. Our ability to generate sales at these higher levels is subject to a number of factors, including the continuing demand that we now forecast, the availability of raw materials, principally steel, and the availability of working capital to support that growth. During 2004, steel prices increased as the steel supply tightened, due in part to the national economic recovery, China’s growing steel consumption, and reduced domestic steel production capacity. Steel prices stabilized in 2005 at relatively high levels, and are increasing modestly in 2006. Generally we have been able to negotiate with our customers to have them absorb increases in our raw material costs.
      Gross profit for the year ended December 31, 2005 was $26.8 million compared with $23.6 million for the year ended December 31, 2004, an increase of $3.2 million or 13.9%. The Company’s gross profit percentage increased to 13.7% from 12.7%. The gross profit amount increased primarily as a result of the increased sales; while the percentage increased as a result of the Company’s continuing focus on cost savings programs including 6 Sigma and various lean manufacturing concepts. The gross profit percentage was negatively impacted by approximately 2.3% by passing through to customers, at cost with no margin, the impact of increased steel prices in the form of surcharges described above. The Company believes that certain cost efficiencies will be achievable in 2006 that will continue to strengthen the gross margins. The Company also anticipates continued pricing pressure from its customers in 2006 that will offset some of the cost efficiencies. We use internal metrics to measure our success in achieving various productivity, quality, on-time delivery and profitability goals.
      Selling and administrative expenses for the year ended December 31, 2005 amounted to $15.8 million, or 8.1% of sales, compared with to $14.4 million, or 7.8% of sales in the prior year. This increased cost, and the increase in selling and administrative expenses as a percentage of sales relates to the increase in sales and to non-recurring expenses of $0.5 million related to exploring recapitalization opportunities.
      Interest expense in 2005 amounted to $6.2 million compared to $4.9 million in 2004. The Company refinanced its debt on March 26, 2004 as described below. The refinancing includes senior subordinated debt with cash interest at 12% and payment-in-kind interest at approximately 4%. Interest expense for 2005 also includes charges related to amortization of debt discount of $376,000 (compared to $341,000 in 2004) and the increase in the value of the warrants liability of $1,081,000 (compared to $291,000 in 2004); both of these charges relate to warrants issued in March 2004. Interest expense for 2005 also includes the amortization of deferred financing costs of $448,000 (compared to $396,000 in 2004).
      Other income of $60,000 and $172,000 in 2005 and 2004, respectively, resulted from interest income on the notes receivable related to the 2003 sale of the operations Mid-Central Plastics, Inc.
      “Interest on redeemable preferred stock” relates to the accretion of the discount on redeemable preferred stock during the first four months of 2004, at which time the stock was fully accreted. This classification in other expense resulted from the implementation of SFAS Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150).
      Gain on redemption of preferred stock of $2,833,000 in each of the years ended December 31, 2005 and 2004, resulted from the preferred stock redemption described above. This redemption process began in January 2004.
      We recognized an income tax benefit of $4.0 million in 2005; this represents the recognition of deferred Federal and state income tax benefits of $5.1 million, net of provisions of $140,000 for Federal tax and $940,000 for state income taxes. Net deferred tax assets, increased from $8.1 million at December 31, 2004 to $13.2 million at December 31, 2005 as a result of a reduction in the deferred tax asset valuation allowance. Realization of the $13.2 million of deferred tax assets is dependent upon generation of future taxable income of approximately $34 million.

Year Ended December 31, 2004 versus Year Ended December 31, 2003
      Net sales for the year ended December 31, 2004 were $185.5 million compared to $131.4 million for the year ended December 31, 2003, an increase of $54.1 million or 41.1%. The volume portion of the sales increase, totaling approximately $35.9 million, resulted primarily from increased unit demand by existing customers of construction-related equipment components and an increase in industrial components to new customers. Our 2004 construction-related revenues increased by approximately $25.0 million over the comparable year and accounted for nearly 65% of our 2004 revenue. Industrial related revenues increased by approximately $7.3 million and agricultural-related revenues increased modestly in 2004. In addition, sales for 2004 included steel surcharges passed through to our customers of approximately $18.2 million. Most of the revenue growth came from increased unit sales to our two largest customers, Deere & Co. and Caterpillar Inc. Sales to Caterpillar and Deere were approximately 87% and 88% of our net sales for 2004 and 2003, respectively.
      Gross profit for the year ended December 31, 2004 was $23.6 million compared with $18.1 million for the year ended December 31, 2003, an increase of $5.5 million or 30.1%. The Company’s gross profit percentage decreased to 12.7% from 13.8%. The gross profit amount increased primarily as a result of the increased sales; while the percentage decreased as a result of incremental costs incurred during a period of significant growth, including overtime, training and material handling. The gross profit percentage was negatively impacted by approximately 1.4% by passing through to customers, at cost with no margin, the effect of increased steel prices in the form of surcharges described above.
      Selling and administrative expenses for the year ended December 31, 2004 amounted to $14.4 million, or 7.8% of sales, compared with $12.6 million, or 9.6% of sales in the prior year. This increased cost, and the reduction in selling and administrative expenses as a percentage of sales relates primarily to the increase in sales.
      Interest expense in 2004 amounted to $4.9 million compared to $3.9 million in 2003. The Company refinanced its debt on March 26, 2004 as described below. The refinancing includes senior subordinated debt with cash interest at 12% and payment-in-kind interest at approximately 4%; interest expense for 2004 also includes charges related to amortization of debt discount of $341,000 and the increase in the value of the warrants liability of $291,000; both of these charges relate to warrants issued in March 2004. Interest expense for 2004 also includes the amortization of deferred financing costs of $396,000 (compared to $779,000 in 2003).
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
      We recognized an income tax benefit of $5.8 million in 2004; this represents the recognition of deferred Federal and state income tax benefits of $6.5 million, net of provisions of $185,000 for Federal tax and $540,000 for state income taxes. Net deferred tax assets, increased from $1.6 million at December 31, 2003 to $8.1 million at December 31, 2004 as a result of a reduction in the deferred tax asset valuation allowance. Realization of the $8.1 million of deferred tax assets is dependent upon generation of future taxable income of approximately $22.0 million.

      The 2003 income from discontinued operations represents the results of the operations of Mid-Central Plastics, Inc. through the date of sale of those operations in June 2003.
Financial Position and Liquidity
      Historically, we have funded our business with cash generated from operations, management of our working capital and borrowings under revolving credit and term loan facilities. In the years ended December 31, 2003 and 2005 we generated cash from operating activities of $10.3 million and $11.1 million, respectively. In 2004, we used $0.2 million of cash in operations. We generated cash from operations in 2005 primarily as a result of earning nearly $11.0 million of operating income and having a use of cash to support increases in inventories and receivables, net of an offsetting increase in accounts payable. Our capital expenditures for the years ended December 31, 2003, 2004 and 2005 were $4.1 million, $5.4 million and $6.5 million, respectively. These capital expenditures were principally for additions or to improve our manufacturing capacity and efficiency.
      Our consolidated working capital at December 31, 2005 was $2.4 million compared with $6.4 million at December 31, 2004. This represents a decrease in working capital of approximately $4.0 million. This working capital decrease results primarily from the inclusion of $3.7 million of debt prepayments required as a result of excess cash flows (described below) in current installments of long-term debt.

March 26, 2004 Refinancing
      On March 26, 2004, the Company entered into a Second Amended and Restated Credit Agreement with a syndicate of banks led by Harris Trust and Savings Bank, As Agent (referred to as the Harris syndicate), and also on March 26, 2004, entered into a Note and Warrant Purchase Agreement with BMO Nesbitt Burns Capital (U.S.) Inc., As Agent. These agreements were effective on March 26, 2004, and provided financing to replace the revolving credit facility and term note payable due to a former Harris syndicate. In connection with this transaction, the 238,584 warrants to purchase Class A Common Stock were surrendered by the holders; and, as described below, new warrants were issued on March 26, 2004.
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
      Under the terms of the new agreements and subsequent amendments, effective as of June 23, 2004, and as of December 31, 2005, the Company has:

1) A four-year secured term loan in the original principal amount of $21,000,000 with variable rate interest; principal payments were due in quarterly installments of $500,000 which began June 30, 2004 and continued through March 31, 2005, and due in quarterly installments of $750,000 beginning June 30, 2005 through December 31, 2007 with the balance of $6,427,000 due on March 31, 2008. Mandatory principal payments of $633,000 related to the 2003 sale of the assets of Mid-Central Plastics, Inc. have been made. The term loan requires excess cash flow repayments of $1,734,000 and $1,958,000 to be paid on March 31, 2006 and May 31, 2006, respectively. The excess cash flow payments are equal to 75% of the amount by which earnings before interest, income taxes, depreciation and amortization (EBITDA) exceed interest expense paid in cash, income taxes paid in cash, principal payments on all indebtedness and capital expenditures. No estimate has been made for any excess cash flow payment that could become due on March 31, 2007.

2) A secured revolving credit facility with a limit of $18,000,000 with variable rate interest. At December 31, 2005, the Company has a revolving credit balance of $9,700,000 and availability of $7,042,000 under this facility. The balance is due March 31, 2008. The amount available under the revolving credit facility is limited to 85% of eligible accounts receivable and 60% of eligible inventories. The facility requires a commitment fee of 0.50% per annum on the unused portion of the facility.

At the Company’s option, for both the secured term loan and the secured revolving credit facility, interest will be at either a bank base rate plus applicable margin, or an adjusted LIBOR plus a LIBOR applicable margin. At inception, the bank rate plus applicable margin was 6.75% and the adjusted LIBOR plus a LIBOR applicable margin was 5.35%. At December 31, 2004 those rates were 7.75% and 6.78%, respectively, and at December 31, 2005, those rates were 9.25% and 7.97%, respectively.

The Company entered into a swap agreement effective June 30, 2004 related to $10,750,000 (the original notional amount) of its term debt. The swap agreement is for the purpose of limiting the effects of interest rate increases on approximately one-half of the Company’s variable rate term debt. Under this agreement, the Company pays a fixed rate of 3.72% on the notional amount, which is payable quarterly. In accordance with the term loan agreement, the Company also pays an interest margin which adjusts in steps based on achieved operating and leverage metrics (4.00% during the first three months of 2005, and then reducing to 3.50%). The notional amount as of December 31, 2005 was $8,875,000. The swap agreement expires March 31, 2008

3) Senior secured subordinated notes totaling $12,000,000 with cash interest of 12% and payment-in-kind interest of 2% or 4% with no principal amortization, and the balances due March 26, 2009. This debt is subordinated to the secured term loan and the revolving credit facility with respect to both payment and lien priority. The balance as of December 31, 2005 is $12,771,000 (reported as $11,988,000, reflecting a discount of $783,000).

Related to the senior secured subordinated note, on March 26, 2004, the Company issued 545,467 warrants to purchase shares of its Class A Common Stock for $0.02 per share; these warrants expire March 26, 2014. The warrant holder may exercise the warrants at any time. The warrants may be put to the Company, at their then fair market value, at the earlier of: a) five years from the date of issue; b) a change of control; c) a default on the senior secured subordinated loan; or d) a prepayment of 75% or more of the original principal balance of the senior secured subordinated loan.

      The Company estimated the fair value of the warrants at the date of issue, and as of December 31, 2004 and 2005, to be $1,500,000, $1,791,000 and $2,872,000, respectively. These estimates are reported as warrants payable in the accompanying consolidated balance sheets for 2004 and 2005. The fair value allocated to the warrants at the date of issue resulted in the recognition of an equal amount of debt discount, which is being amortized using the effective yield method over 5 years, the term of the related senior secured subordinated note. The Company reports the warrants at fair value and records changes in the fair value as interest expense.
      The stock purchase warrant includes provisions that will reduce the number of warrants that can be put to the Company below 545,467 if a) a change of control occurs prior to 5 years from the date of issue and the Company achieves specified net equity levels; or b) if a change of control has not occurred prior to 5 years from the date of issue and the Company achieves specified EBITDA (earnings before interest, taxes, depreciation and amortization) levels. The number of warrants could be reduced to any one of several levels, but no lower than 290,278. For the years ended December 31, 2004 and 2005, the Company achieved the EBITDA level that would reduce the maximum number of warrants outstanding. The maximum number of warrants that may be put or exercised has been reduced to 415,128 as of December 31, 2005.
      The Company has provided bank letters of credit totaling approximately $2,086,000 to two creditors. One letter of credit is in support of operating lease payments; this letter of credit is for $388,000 and will be in effect through the entire term of certain leases that expire in December 2011, unless released earlier; the other letters of credit, in the aggregate amount of $1,698,000 support future potential payments by the Company related to workers’ compensation claims. These letters of credit will renew on an annual basis until the need for the letters of credit expires. Based on workers’ compensation claims experience, the amount of these letters of credit is subject to adjustment on December 31, 2006. The outstanding letters of credit decrease, on a dollar-for-dollar basis, the amount of revolving line of credit available under the secured revolving credit facility.

      In connection with these loans, the Company has granted the lenders a lien on all of the Company’s accounts receivable, inventories, equipment, land and buildings, and various other assets. These agreements contain restrictions on capital expenditures, additional debt or liens, investments, mergers and acquisitions, and asset sales and prohibit payments such as dividends or stock repurchases. These agreements also contain various financial covenants, including financial performance ratio requirements. The Company is in compliance with these financial covenants. Fees associated with the March 26, 2004 and June 23, 2004 transactions, including underwriting and legal fees, totaled approximately $1,801,000.
      Historically, we have met our near term liquidity requirements with cash flows from operations, funds available under the Harris line of credit, and management of our working capital to reflect current levels of operations. Management expects that cash flows from operations, working capital management and availability under the new bank revolving line of credit described above will permit us to meet our liquidity requirements through the term of the new credit facility.

Redeemable Preferred Stock
      Pursuant to a 1999 agreement to purchase certain assets of Worthington Custom Plastics, Inc. (“Worthington”), the Company issued 10,000 shares of its preferred stock, without par value, to Worthington. The preferred stock was mandatorily redeemable on April 15, 2004 at $1,000 per share. The Company and Worthington entered into a stock redemption agreement, dated December 23, 2003, that provides for 30 monthly redemption payments of $50,000 each over a three-year period (10 payments each year in 2004, 2005 and 2006) to fully redeem the preferred stock. Each $50,000 payment and redemption of 333 (or 334) shares reduces the outstanding balance of the redeemable preferred stock by $333,000 (or $334,000). Redemption payments made during the years ended December 31, 2004 and 2005 resulted in the recognition of a“gain on redemption of redeemable preferred stock” of $2,833,000 in each year which is reported in the accompanying consolidated statements of operations. If shares are not redeemed in accordance with the provisions of this agreement, the redemption price remains at $1,000 per share.

Capital Expenditures
      We incurred $6.5 million of capital expenditures during 2005, including approximately $3.3 million related to expansion activities and approximately $3.2 million for the normal update and replacement of manufacturing equipment.
      We estimate that our capital expenditures in 2006 will total approximately $6.8 million, of which $4.3 will be for expansion activities and the remaining $2.5 million will be for the normal update and replacement of manufacturing equipment.
      Management expects that cash flow from operations, working capital management and availability under the new bank revolving line of credit described below will permit us to meet our liquidity requirements through the term of the new credit facility.
Quarterly Financial Information
      Selected quarterly financial information for the years ended December 31, 2005 and 2004 is as follows:

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

	(In thousands, except per share data)
2005
Net sales	$54,123	$53,558	$43,339	$45,256	$196,276
Gross profit	7,134	7,589	5,430	6,678	26,831
Operating income	3,595	3,685	1,645	2,071	10,996
Net earnings available to common shareholders	3,001	2,714	738	5,273	11,726
Earnings per share of common stock — basic:	$0.62	$0.54	$0.15	$1.06	$2.37
Earnings per share of common stock — diluted:	$0.50	$0.46	$0.13	$0.89	$1.98

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

	(In thousands, except per share data)
2004
Net sales	$39,920	$50,706	$46,146	$48,697	$185,469
Gross profit	5,509	6,145	5,318	6,587	23,559
Operating income	2,168	2,730	1,888	2,372	9,158
Net earnings available to common shareholders	2,126	2,228	965	7,447	12,766
Earnings per share of common stock — basic:	$0.46	$0.48	$0.20	$1.59	$2.73
Earnings per share of common stock — diluted:	$0.38	$0.38	$0.15	$1.25	$2.16
Off-Balance Sheet Arrangements
      The Company has the following significant off-balance sheet arrangements:

(i) The Company’s operating lease obligation amounts are shown in the significant cash commitments table below. The Company enters into operating leases for larger units of manufacturing equipment related to many of its operations, including the laser cutting of sheet metal and the forming of sheet metal. Most parts fabricated by the Company are either laser cut, or formed, or both. The Company has operating leases that are scheduled to expire in 2006-2011; as these leases expire, it is likely that the Company will either extend those operating leases for the same units of manufacturing equipment or enter into new operating lease arrangements for replacement manufacturing units.

(ii) The Company has provided bank letters of credit totaling approximately $2,086,000 to two creditors. One letter of credit is in support of operating lease payments; this letter of credit is for $388,000 and will be in effect through the entire term of certain leases that expire in December 2011, unless released earlier; the other letters of credit, in the total amount of $1,698,000 support future potential payments by the Company related to workers’ compensation claims. These letters of credit will renew on an annual basis until the need for the letters of credit expires. Based on workers’ compensation claims experience, the amount of these letters of credit are subject to adjustment on December 31, 2006. The outstanding letters of credit decrease, on a dollar-for-dollar basis, the amount of revolving line of credit available under the secured revolving credit facility.

(iii) The Company entered into a swap agreement effective June 30, 2004 as described above in this Item 7 and also below in Item 7A. The swap agreement is for the purpose of limiting the effects of interest rate increases on approximately one-half of the Company’s variable rate term debt.
      The Company has not given any guarantees for any unconsolidated entities.
Significant Cash Commitments
      The Company has significant future cash commitments, primarily scheduled debt and related interest payments and scheduled lease payments. The commitments related to debt payments and lease payments are fully described in Notes 7 and 8 of the accompanying consolidated financial statements.

      The following table summarizes the Company’s contractual obligations at December 31, 2005:

	Payments Due by Period

		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

	(In thousands)
Term loan	$16,118	$6,637	$9,481	$—	—
Revolving line of credit	9,700	—	9,700	—	—
Senior subordinated debt	12,771	—	—	12,771	—
Other debt obligations	1,223	502	721	—	—
Interest — estimated	11,100	3,700	6,800	600	—
Operating leases	22,634	7,142	12,937	2,555	—
Preferred stock redemption	500	500	—	—	—

Total contractual cash obligations	$74,046	$18,481	$39,639	$15,926	—

      Under its bank credit facility, the Company had $2,086,000 standby letters of credit outstanding at December 31, 2005 in connection with lease obligations and its workers compensation program.
      Pursuant to a 1999 agreement to purchase certain assets of Worthington Custom Plastics, Inc. (“Worthington”), the Company issued 10,000 shares of its preferred stock, without par value, to Worthington. The preferred stock was mandatorily redeemable on April 15, 2004 at $1,000 per share. The Company and Worthington entered into a preferred stock redemption agreement, dated December 23, 2003, that provides for 30 monthly redemption payments of $50,000 each over a three-year period (10 payments each year in 2004, 2005 and 2006) to fully redeem the preferred stock. Each $50,000 payment and redemption of 333 (or 334) shares reduces the outstanding balance of the redeemable preferred stock by $333,000 (or $334,000). As of March 24, 2006, the Company has made 23 of the 30 scheduled redemption payments. If shares are not redeemed under the provision of this agreement, the redemption price remains at $1,000 per share. The significant cash commitments table above assumes that payments are made during 2006 and that the redeemable preferred stock is retired for an additional $0.5 million.
      Management expects that cash flow from operations, working capital management and availability under its bank revolving line of credit will permit the Company to meet its liquidity requirements through the term of the credit facility.
Seasonality
      Our operating results vary significantly from quarter to quarter due to, among other things, the purchasing schedules of our key customers. Our sales and profits historically have been higher in the first half of the calendar year due to our largest customers’ preparation in the first two quarters for increased demand during the warmer months of the year.
Critical Accounting Policies
      In the preparation of the financial statements in accordance with U.S. generally accepted accounting principles, management must often make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Some of these estimates and assumptions can be subjective and complex, and consequently, actual results could differ from those estimates. Such estimates and assumptions affect the Company’s most critical accounting policies: the allowance for doubtful accounts, inventory valuation, accrued group health care costs, valuation of warrants and the recoverability of deferred tax assets.

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

Valuation of Warrants
      The valuation of the warrants issued in March 2004 is based upon management’s estimates of the ultimate number of warrants to be put to the Company, considering the likelihood of a change of control and an estimate of the Company’s ability to achieve certain earnings goals in 2006 and 2007. Other factors included in the estimate are a future business enterprise valuation factor based upon a multiple of estimated future EBITDA (earnings before interest, taxes, depreciation and amortization), estimated future debt levels and a discount rate used to reduce that future enterprise value to its present value.

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
Recently Issued Accounting Standards
      In December 2004, Statement of Financial Accounting Standards (SFAS) Statement No. 123R (revised 2004), Share-Based Payment, was issued. SFAS No. 123R addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. This Statement is a revision to Statement 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement requires the fair value of all stock option awards issued to employees to be recorded as compensation expense over the related vesting period. This Statement also requires the recognition of compensation expense of the remaining portion of the fair value of any unvested stock option awards outstanding at the date of adoption, as the options vest. The Company estimates the adoption of Statement 123R will result in the recognition of compensation costs for stock options of $27,000 in 2006. This statement will be adopted by the Company effective January 1, 2006, as permitted by rules adopted by the Securities and Exchange Commission.
      In December 2004, SFAS No. 151, Inventory Costs was issued. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under this Statement, such items will be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for the Company’s fiscal year beginning January 1, 2006. The adoption of this Statement will not have a significant impact on the Company’s financial statements.

      In May 2005, SFAS No. 154, Accounting Changes and Error Corrections was issued. SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless impractical to do so. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. This Statement is effective for any accounting changes and error corrections occurring after January 1, 2006.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
      The Company uses both variable-rate debt and fixed rate debt to finance its operations. The variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. The variable-rate debt includes both our revolving credit facility ($9.7 million at December 31, 2005) and our term note payable ($16.1 million at December 31, 2005).
      The Company entered into a swap agreement effective June 30, 2004 related to $10,750,000 (the original notional amount) of its term debt. The swap agreement expires March 31, 2008. The swap agreement is for the purpose of limiting the effects of interest rate increases on approximately one-half of the Company’s variable rate term debt. Under this agreement, the Company pays a fixed rate of 3.72% on the notional amount, which is payable periodically. In accordance with the term loan agreement, the Company also pays an interest margin which adjusts in steps based on achieved operating and leverage metrics (3.50% since April 1, 2005). The notional amount as of December 31, 2005 was $8,875,000.
      The interest on the other portion of the term loan is currently determined at the applicable margin described above plus a LIBOR rate. The Company has elected to use 1, 2 and 3 month LIBOR agreements in an effort to reduce the variability of interest payments related to this portion of the term debt. At December 31, 2005 the “all-in” rate including the LIBOR rate and applicable margin related to this portion of the term debt was approximately 7.97%.
      The interest on the revolving credit facility is determined primarily at the applicable margin plus LIBOR rates. The Company has elected, at December 31, 2005, to use 1, 2 and 3 month LIBOR agreements in an effort to reduce the variability of interest payments related to the revolving debt. The LIBOR agreements totaled $11.0 million at December 31, 2005; the corresponding average “all-in” rates including the LIBOR rates and applicable margin related to the revolving debt were approximately 7.97%. The applicable margin plus the bank base rate is paid on the revolving debt in excess of $11.0 million; at December 31, 2005 this rate was 9.25%.
      If market rates of interest on our variable rate had been 100 basis points higher in 2005, our interest expense would have been approximately $300,000 higher.
      The interest rates on the senior subordinated debt and the subordinated debt are fixed as described above.
Steel Commodity Risk
      We are also subject to commodity price risk with respect to purchases of steel, which accounts for a significant portion of our cost of sales. The primary raw materials that we use are sheet steel, assembly parts and paint. Prices of these raw materials fluctuate, although the price of our most significant raw material, steel, increased dramatically during 2004 and stabilized in 2005. The prices have increased modestly in 2006. The steel supply tightened, due in part to the national economic recovery, China’s growing steel consumption, and reduced domestic steel production capacity. We were able to negotiate with our customers to have them absorb substantial amounts of the increases in our raw material costs in 2004 and 2005. Effective in 2005 and through early 2006, the price increases have been incorporated into unit prices for those parts manufactured for our customers. We also participate in the steel purchase programs of certain major customers which lowers our cost for steel. Generally, we purchase our raw materials from multiple suppliers, and we believe that the prices we obtain are competitive

Item 8.	Financial Statements and Supplementary Data
MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Morton Industrial Group, Inc.:
      We have audited the accompanying consolidated balance sheets of Morton Industrial Group, Inc. and Subsidiaries as of December 31, 2004 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Morton Industrial Group, Inc. and Subsidiaries as of December 31, 2004 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Indianapolis, Indiana
March 27, 2006

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2004 and 2005

	2004	2005

	(Dollars in thousands,
	except per share data)
ASSETS
Current assets:
Trade accounts receivable, less allowance for doubtful accounts of $160 in 2004 and $192 in 2005	$9,788	$12,714
Unbilled receivables	2,741	801
Inventories	19,218	20,631
Prepaid expenses and other current assets	1,324	824
Deferred income taxes	2,700	2,583

Total current assets	35,771	37,553
Property, plant, and equipment, net	22,390	23,432
Note receivable	1,102	—
Intangible assets, at cost, less accumulated amortization	649	570
Deferred income taxes	5,400	10,617
Other assets	1,833	1,622

	$67,145	$73,794

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Outstanding checks in excess of bank balance	$2,801	$3,050
Current installments of long-term debt	3,295	7,139
Accounts payable	17,860	19,295
Accrued payroll and payroll taxes	1,782	2,226
Other accrued expenses	2,905	2,416
Income taxes payable	200	499
Redeemable preferred stock	500	500

Total current liabilities	29,343	35,125
Long-term debt, excluding current installments	40,280	31,764
Other liabilities	368	250
Redeemable preferred stock	6,167	2,834
Warrants payable	1,791	2,872

Total liabilities	77,949	72,845

Stockholders’ equity (deficit):
Class A common stock — $0.01 par value. Authorized 20,000,000 shares; issued and outstanding 4,723,878 shares in 2004 and 4,880,878 in 2005	47	49
Class B common stock — $0.01 par value. Authorized 200,000 shares; issued and outstanding 100,000 in 2004 and 2005	1	1
Additional paid-in capital	20,922	20,947
Accumulated deficit	(31,774)	(20,048)
Total stockholders’ equity (deficit)	(10,804)	949

	$67,145	$73,794

See accompanying notes to consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2003, 2004, and 2005

	2003	2004	2005

	(Dollars in thousands,
	except per share data)
Net sales	$131,431	$185,469	$196,276
Cost of sales	113,318	161,910	169,445

Gross profit	18,113	23,559	26,831

Operating expenses:
Selling expenses	2,948	3,211	3,092
Administrative expenses	9,635	11,190	12,743

Total operating expenses	12,583	14,401	15,835

Operating income	5,530	9,158	10,996

Other income (expense):
Interest expense	(3,863)	(4,922)	(6,180)
Interest on redeemable preferred stock	(427)	(250)	—
Gain on redemption of preferred stock	—	2,833	2,833
Other	442	172	60

Total other expense	(3,848)	(2,167)	(3,287)

Earnings before income taxes and discontinued operations	1,682	6,991	7,709
Income taxes	426	(5,775)	(4,017)

Earnings from continuing operations	1,256	12,766	11,726

Discontinued operations:
Earnings from operations of discontinued plastics operations	140	—	—
Income taxes	55	—	—

	85	—	—

Net earnings	1,341	12,766	11,726
Accretion of discount on preferred shares	(715)	—	—

Net earnings available to common shareholders	$626	$12,766	$11,726

Earnings available to common shareholders per common share — basic:
Earnings from continuing operations	$0.12	2.73	2.37
Earnings from discontinued operations	0.02	—	—

Earnings per common share — basic	$0.14	$2.73	$2.37

Earnings available to common shareholders per common share — diluted:
Earnings from continuing operations	$0.11	$2.16	$1.98
Earnings from discontinued operations	0.02	—	—

Earnings per common share — diluted	$0.13	$2.16	$1.98

See accompanying notes to consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity (Deficit)
Years ended December 31, 2003, 2004, and 2005

	Class A		Class B
	Common Stock		Common Stock				Total
					Additional	Retained	Stockholders’
	Shares		Shares		Paid-In	Earnings	Equity
	Issued	Amount	Issued	Amount	Capital	(Deficit)	(Deficit)

	(Dollars in thousands)
Balance, December 31, 2002	4,460,547	$45	200,000	$2	$20,895	$(45,166)	$(24,224)
Net earnings	—	—	—	—	—	1,341	1,341
Accretion of discount on preferred shares	—	—	—	—	—	(715)	(715)
Conversion of shares of Class B common stock into shares of Class A common stock	100,000	1	(100,000)	(1)	—	—	—

Balance, December 31, 2003	4,560,547	46	100,000	1	20,895	(44,540)	(23,598)
Net earnings	—	—	—	—	—	12,766	12,766
Stock options exercised	163,331	1	—	—	27	—	28

Balance, December 31, 2004	4,723,878	47	100,000	1	20,922	(31,774)	(10,804)
Net earnings	—	—	—	—	—	11,726	11,726
Stock options exercised	157,000	2	—	—	25	—	27

Balance, December 31, 2005	4,880,878	$49	100,000	$1	$20,947	$(20,048)	$949

See accompanying notes to consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2003, 2004, and 2005

	2003	2004	2005

	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$1,341	$12,766	$11,726
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	5,694	5,804	5,422
Other amortization	427	1,253	2,400
Provision for bad debts	310	145	394
Provision for deferred income taxes	151	(6,500)	(5,100)
Loss (gain) on sale of property and equipment	(12)	2	(7)
Gain on sale of discontinued business	(8)	—	—
Unrealized loss (gain) on derivative instruments	—	40	(205)
Gain on redemption of preferred stock	—	(2,833)	(2,833)
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,115)	(2,680)	(3,320)
Decrease (increase) in unbilled receivables	—	(2,741)	1,940
Decrease (increase) in inventories	583	(5,355)	(1,413)
Decrease (increase) in prepaid expenses and other assets	431	(286)	349
Increase (decrease) in income taxes payable	275	(75)	299
Increase in accrued payroll and payroll taxes	274	257	444
Increase in accounts payable	2,856	817	1,435
Increase (decrease) in accrued expenses and other	53	(810)	(402)

Net cash provided by (used in) operating activities	10,260	(196)	11,129

Cash flows from investing activities:
Capital expenditures	(4,119)	(5,365)	(6,492)
Proceeds from sale of property, plant and equipment	67	54	70
Proceeds from sale of business discontinued	4,800	—	—
Payment received on note receivable for sale of discontinued operations	99	100	1,102

Net cash provided by (used in) investing activities	847	(5,211)	(5,320)

Cash flows from financing activities:
Increase (decrease) in checks issued in excess of bank balance	(346)	1,858	249
Net advances (repayments) on revolving debt	(5,350)	5,600	(1,700)
Principal payments on long-term debt and capital leases	(4,961)	(4,246)	(3,844)
Retirement of revolving debt in connection with refinancing	—	(14,650)	—
Retirement of term debt in connection with refinancing	—	(22,153)	—
Proceeds from issuance of revolving debt	—	7,200	—
Proceeds from issuance of long-term debt	—	34,071	—
Redemption of preferred stock	—	(500)	(500)
Proceeds from issuance of common stock	—	28	27
Debt issuance costs paid	(450)	(1,801)	(41)

Net cash provided by (used in) financing activities	(11,107)	5,407	(5,809)

Net change in cash	—	—	—
Cash at beginning of year	—	—	—

Cash at end of year	$—	$—	$—

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,296	$3,481	$3,979
Income taxes	48	550	785
See accompanying notes to consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2005
(Dollars in thousands, except per share data)

(1)	Description of Business and Summary of Significant Accounting Policies

(a)	Description of Business
      Morton Industrial Group, Inc. and subsidiaries is a contract manufacturer and supplier of high-quality fabricated sheet metal components and subassemblies for construction, agricultural and industrial equipment manufacturers located primarily in the Midwestern and Southeastern United States. Sales in 2005 were approximately as follows: construction — 64%, agricultural — 17% and industrial — 19%. The Company’s raw materials are readily available, and the Company is not dependent on a single supplier or only a few suppliers.

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
      Property, plant, and equipment are stated at cost. Equipment held under capital leases is stated at the net present value of the minimum lease payments at the beginning of the lease term.
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
      The Company has applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense has been recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, through December 31, 2005, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123, as amended.
      The per share weighted average fair value of stock options granted during 2003 was $0.15 on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%, risk-free interest rate of 6%, volatility of 91%, and an expected life of 10 years. No stock options were granted during 2004 or 2005.
      The following table illustrates the effect on net earnings if the fair-value-based method had been applied to all outstanding and unvested awards in each year.

	2003	2004	2005

Net earnings available to common shareholders:
As reported	$626	$12,766	$11,726
Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(112)	(49)	(37)

Pro forma	$514	$12,717	$11,689

Basic earnings available to common shareholders per share:
As reported	$0.14	$2.73	$2.37
Pro forma	0.11	2.72	2.36
Diluted earnings available to common shareholders per share:
As reported	0.13	2.16	1.98
Pro forma	0.10	2.15	1.97
      See recently issued accounting standards in section (o) of this footnote below.

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
      Beginning in 2004, the Company incurred increased costs for the purchase of raw materials as a result of dynamic changes in the U.S. steel markets. The Company’s supplier agreements with key customers allow surcharges for the passthrough of the additional raw material costs. The Company has recognized as net sales, and also recognized an identical amount as cost of sales, surcharge amounts of approximately $18,239 and $28,550 in 2004 and 2005, respectively. The Company has classified unbilled surcharges in the accompanying consolidated balance sheet as “unbilled receivables.” The surcharges are generally invoiced to the Company’s customers within weeks following the month end in which the related product is sold. As of December 31, 2004 and 2005, the unpaid amount of billed surcharges included in accounts receivable was $1,292 and $1,033, respectively.

(l)	Interest Rate Swaps
      As required by one of its financing arrangements, the Company has entered into an interest rate swap agreement to limit the effect of increases in the interest rates on certain floating rate debt. The difference between the floating rate on the Company’s debt and the rate on the swap agreement is accrued as interest rates change and is recorded in interest expense.
      During 2004, the Company entered into a swap agreement, expiring March 2008, with an initial aggregate notional amount of $10,750. Under this agreement, the Company pays a fixed rate of 3.72% on the notional amount. In accordance with a term loan agreement, the Company also pays an interest margin, which adjusts in steps based on operating and leverage metrics achieved by the Company (3.5% since April 1, 2005).

(m)	Fair Value of Financial Instruments
      The Company believes the recorded value of notes receivable, notes payable and long-term debt approximates fair value because their respective interest rates fluctuate with market rates or approximate current market rates. The recorded value of redeemable preferred stock of $6,667 and $3,334 at December 31, 2004 and 2005, respectively, exceeds its estimated fair value of $908 and $461, respectively (see note 10).
      Interest rate swaps are reported at fair value, which is the estimated amount that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties.

(n)	Earnings Per Share
      Earnings per share is computed under the provisions of SFAS No. 128, Earnings Per Share. Amounts reported as earnings per share reflect the earnings available to common shareholders for the period divided by the weighted average number of Class A and Class B common shares outstanding during the year. Basic per share information is calculated by dividing earnings by the weighted average number of common shares outstanding. Diluted per share information is calculated by also considering the impact of potential common shares.

(o)	Recently Issued Accounting Standards
      In December 2004, SFAS No. 123R (revised 2004), Share-Based Payment was issued. SFAS No. 123R addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. This Statement is a revision to Statement 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement requires the fair value of all stock option awards issued to employees to be recorded as compensation expense over the related vesting period. This Statement also requires the recognition of compensation expense of the remaining portion of the fair value of any unvested stock option awards outstanding at the date of adoption, as the options vest. The Company estimates the adoption of Statement 123R will result in the recognition of compensation costs for stock options of $27 in 2006. This Statement will be adopted by the Company effective January 1, 2006, as permitted by rules adopted by the Securities and Exchange Commission.
      In December 2004, SFAS No. 151, Inventory Costs was issued. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under this Statement, such items will be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for the Company’s fiscal year occurring after January 1, 2006.
      In May 2005, SFAS No. 154, Accounting Changes and Error Corrections was issued. SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless impractical to do so. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. This Statement is effective for the Company for any accounting changes and error corrections occurring after January 1, 2006.

(p)	Reclassifications
      The Company reclassified certain deferred financing costs as other assets, instead of intangible assets, in the accompanying December 31, 2004 balance sheet to conform with the 2005 presentation.
      Also, amortization expense related to the deferred financing costs has been reclassified as interest expense, rather than as general and administrative costs for all periods presented in the accompanying consolidated statements of operations.

(2)	Discontinued Operations
      The financial results from discontinued operations reflect the results of Mid-Central Plastics, Inc. The Company sold the assets of Mid-Central Plastics, Inc. on June 20, 2003. The sales price, subsequent to a working capital adjustment, was $6,100, with $4,800 received in cash at closing plus notes receivable from the buyer totaling $1,296. The notes receivable have all been collected as of December 31, 2005.

      Summary financial data of the discontinued operations is presented below:

2003

Net sales	$9,124
Operating expense	8,819

Operating income	305
Interest expense	(165)

Earnings from operations of discontinued operations	140
Income taxes	55

Net earnings from discontinued operations	$85

(3)	Inventories
      A summary of inventories follows:

	December 31

	2004	2005

Finished goods	$8,361	$9,025
Work in process	4,765	4,082
Raw materials	6,092	7,524

	$19,218	$20,631

(4)	Property, Plant, and Equipment
      A summary of property, plant, and equipment at December 31, including assets held under capital leases as described in note 8, is as follows:

	Depreciable	December 31
	Lives
	(In years)	2004	2005

Land and land improvements	15	$1,769	$1,781
Buildings and leasehold improvements	15 – 39	8,991	9,655
Machinery and vehicles	5 – 12	29,421	32,194
Tooling	3	4,696	5,317
Office equipment	5 – 10	6,712	7,574
Construction in progress	—	99	27

		51,688	56,548
Less accumulated depreciation		29,298	33,116

Property, plant, and equipment, net		$22,390	$23,432

(5)	Intangible Assets
      A summary of intangible assets is as follows:

	December 31

	2004	2005

Goodwill	$1,200	$1,200
Other	847	847

	2,047	2,047
Less accumulated amortization	1,398	1,477

Net intangible assets	$649	$570

      For amortizable intangible assets, the total amortization expense in 2003, 2004, and 2005 was $76, $76, and $79, respectively. The estimated amortization expense for each of the next five years ending December 31 is as follows:

Year Ending:

2006	$60
2007	20
2008	18
2009	12
2010	—

(6)	Derivative Instruments and Hedging Activities
      The Company uses variable-rate debt to finance its operations. The debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management has entered into an interest rate swap agreement to manage fluctuations in cash flows resulting from interest rate risk. The swap changes the variable-rate cash flow exposure on the debt obligations to fixed cash flows.
      Under the terms of the interest rate swap, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed rate debt.
      SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and No. 138, requires that all derivative instruments be recorded on the balance sheet at their fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company reports its interest rate swap agreements at fair value. The Company recognized unrealized gains (losses) on interest rate swaps as a component of interest expense of $(40) and $205 in 2004 and 2005, respectively, as they did not qualify for hedge accounting.

(7)	Long-term Debt
      A summary of long-term debt follows:

	December 31

	2004	2005

Revolving credit facility with the current Harris syndicate	$11,400	$9,700
Senior subordinated debt, net of debt discount of $1,159 in 2004 and $783 in 2005	11,166	11,988
Note payable to the current Harris syndicate, with variable rate interest (6.45% and 7.97% as of December 31, 2004 and 2005, respectively)	19,418	16,118
Subordinated note payable with interest payable at 7.0%, discounted $393 to yield 10.0%, due in quarterly payments with the balance due April 8, 2008	1,396	1,035
Note payable, electric cooperative, non-interest bearing, due in monthly payments with the balance due November 1, 2006	85	41
Capital lease obligations	81	18
Notes payable, miscellaneous	29	3

	$43,575	$38,903
Less current installments	3,295	7,139

	$40,280	$31,764

Financing in effect as of January 1, 2004
      The financing arrangements with Harris Trust and Savings Bank (referred to as the former Harris Syndicate), were as follows as of January 1, 2004:
      In February 2002, the Company entered into a secured revolving credit facility with the former Harris syndicate. The revolving credit agreement permitted the Company to borrow up to a maximum of $21,000. The agreement required payment of a quarterly commitment fee of 0.50% per annum of the average daily unused portion of the revolving credit facility. Interest was due monthly and was based upon the bank prime rate plus 1.5%. The revolving credit agreement was originally due on July 1, 2003, and as amended, was extended to April 1, 2005.
      In February 2002, the Company also entered into a secured term loan arrangement with the former Harris syndicate for a term loan of $32,965. The term loan under this financing arrangement was amortized monthly with principal payments ranging from $235 to $500 and the balance of $24,930 due originally on July 1, 2003, and as amended, was extended to April 1, 2005. Interest was due monthly and was based upon the bank prime rate plus 1.5%. The agreement was secured by a first lien on all of the Company’s accounts receivable, inventories, equipment and various other assets, other than the assets of Morton Custom Plastics, LLC.
      In addition, under this agreement, 238,584 warrants issued on September 20, 2000 to purchase Class A Common Stock at an exercise price of $0.01 per share remained outstanding.

March 26, 2004 Refinancing and Subsequent Amendments
      On March 26, 2004, the Company entered into a Second Amended and Restated Credit Agreement with a syndicate of banks led by Harris Trust and Savings Bank, As Agent (referred to as the Harris syndicate), and also on March 26, 2004, entered into a Note and Warrant Purchase Agreement with BMO Nesbitt Burns Capital (U.S.) Inc., As Agent. These agreements were effective on March 26, 2004, and provided financing to replace the revolving credit facility and term note payable due to a former Harris syndicate. In connection with this transaction, the 238,584 warrants to purchase Class A Common Stock were surrendered by the holders; and, as described below, new warrants were issued on March 26, 2004.

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
      Under the terms of the new agreements and subsequent amendments, effective as of June 23, 2004, and as of December 31, 2005, the Company has:

1) A four-year secured term loan in the original principal amount of $21,000,000 with variable rate interest; principal payments were due in quarterly installments of $500,000 which began June 30, 2004 and continued through March 31, 2005, and due in quarterly installments of $750,000 beginning June 30, 2005 through December 31, 2007 with the balance of $6,427,000 due on March 31, 2008. Mandatory principal payments of $633,000 related to the 2003 sale of the assets of Mid-Central Plastics, Inc. have been made. The term loan requires excess cash flow repayments of $1,734,000 and $1,958,000 to be paid on March 31, 2006 and May 31, 2006, respectively. The excess cash flow payments are equal to 75% of the amount by which earnings before interest, income taxes, depreciation and amortization (EBITDA) exceed interest expense paid in cash, income taxes paid in cash, principal payments on all indebtedness and capital expenditures. No estimate has been made for any excess cash flow payment that could become due on March 31, 2007.

2) A secured revolving credit facility with a limit of $18,000,000, with variable rate interest. At December 31, 2005, the Company has a revolving credit balance of $9,700,000 and availability of $7,042,000 under this facility. The balance is due March 31, 2008. The amount available under the revolving credit facility is limited to 85% of eligible accounts receivable and 60% of eligible inventories. The facility requires a commitment fee of 0.50% per annum on the unused portion of the facility.

At the Company’s option, for both the secured term loan and the secured revolving credit facility, interest will be at either a bank base rate plus applicable margin, or an adjusted LIBOR plus a LIBOR applicable margin. At inception, the bank rate plus applicable margin was 6.75% and the adjusted LIBOR plus a LIBOR applicable margin was 5.35%. At December 31, 2004 those rates were 7.75% and 6.78%, respectively, and at December 31, 2005, those rates were 9.25% and 7.97%, respectively.

The Company entered into a swap agreement effective June 30, 2004 related to $10,750,000 (the original notional amount) of its term debt. The swap agreement is for the purpose of limiting the effects of interest rate increases on approximately one-half of the Company’s variable rate term debt. Under this agreement, the Company pays a fixed rate of 3.72% on the notional amount, which is payable quarterly. In accordance with the term loan agreement, the Company also pays an interest margin which adjusts in steps based on achieved operating and leverage metrics (4.00% during the first three months of 2005, and then reducing to 3.50%). The notional amount as of December 31, 2005 was $8,875,000. The swap agreement expires March 31, 2008.

3) Senior secured subordinated notes totaling $12,000,000 with cash interest of 12% and payment-in-kind interest of 2% or 4% with no principal amortization, and the balances due March 26, 2009. This debt is subordinated to the secured term loan and the revolving credit facility with respect to both payment and lien priority. The balance as of December 31, 2005 is $12,771,000 (reported as $11,988,000, reflecting a discount of $783,000).

Related to the senior secured subordinated note, on March 26, 2004, the Company issued 545,467 warrants to purchase shares of its Class A Common Stock for $0.02 per share; these warrants expire March 26, 2014. The warrant holder may exercise the warrants at any time. The warrants may be put to the Company, at their then fair market value, at the earlier of: a) five years from the date of issue; b) a change of control; c) a default on the senior secured subordinated loan; or d) a prepayment of 75% or more of the original principal balance of the senior secured subordinated loan.

      The Company estimated the fair value of the warrants at the date of issue, and as of December 31, 2004 and 2005, to be $1,500,000, $1,791,000 and $2,872,000, respectively. These estimates are reported as warrants payable in the accompanying consolidated balance sheets for 2004 and 2005. The fair value allocated to the warrants at the date of issue resulted in the recognition of an equal amount of debt discount, which is being amortized using the effective yield method over 5 years, the term of the related senior secured subordinated note. The Company reports the warrants at fair value and records changes in the fair value as interest expense. The valuation of the warrants issued in March 2004 is based upon management’s estimate of the ultimate number of warrants to be put to the Company, considering the likelihood of a change of control and an estimate of the Company’s ability to achieve certain earnings goals in 2006 and 2007. Other factors included in the estimate are a future business enterprise valuation factor based upon a multiple of estimated future EBITDA (earnings before interest, taxes, depreciation and amortization), estimated future debt levels and a discount rate used to reduce that future enterprise value to its present value.
      The stock purchase warrant includes provisions that will reduce the number of warrants that can be put to the Company below 545,467 if a) a change of control occurs prior to 5 years from the date of issue and the Company achieves specified net equity levels; or b) if a change of control has not occurred prior to 5 years from the date of issue and the Company achieves specified EBITDA (earnings before interest, taxes, depreciation and amortization) levels. The number of warrants could be reduced to any one of several levels, but no lower than 290,278. For the years ended December 31, 2004 and 2005, the Company achieved the EBITDA level that would reduce the maximum number of warrants outstanding. The maximum number of warrants that may be put or exercised has been reduced to 415,128 as of December 31, 2005.
      The Company has provided bank letters of credit totaling approximately $2,086 to two creditors. One letter of credit is in support of operating lease payments; this letter of credit is for $388 and will be in effect through the entire term of certain leases that expire in December 2011, unless released earlier; the other letters of credit, in the aggregate amount of $1,698 support future potential payments by the Company related to workers’ compensation claims. These letters of credit will renew on an annual basis until the need for the letters of credit expires. Based on workers’ compensation claims experience, the amount of these letters of credit is subject to adjustment on December 31, 2006. The outstanding letters of credit decrease, on a dollar-for-dollar basis, the amount of revolving line of credit available under the secured revolving credit facility.
      In connection with these loans, the Company has granted the lenders a lien on all of the Company’s accounts receivable, inventories, equipment, land and buildings, and various other assets. These agreements contain restrictions on capital expenditures, additional debt or liens, investments, mergers and acquisitions, and asset sales and prohibit payments such as dividends or stock repurchases. These agreements also contain various financial covenants, including financial performance ratio requirements. The Company is in compliance with these financial covenants. Fees associated with the March 26, 2004 and June 23, 2004 transactions, including underwriting and legal fees, totaled approximately $1,801.
      The aggregate amounts of contractual long-term debt maturities and principal payments (based upon the amended credit facilities described above) for each of the five years subsequent to December 31, 2005 are as follows:

Year:

2006	$7,139
2007	3,472
2008	16,303
2009	11,989
2010	—

$38,903

(8)	Leases
      The Company is obligated under various capital leases for certain machinery. At December 31, the gross amount of equipment and related amortization recorded under capital leases was as follows:

	2004	2005

Machinery	$299	$299
Less accumulated amortization	136	244

	$163	$55

      Assets under capital leases are included in property, plant, and equipment and amortization of assets held under capital leases is included in depreciation expense.
      The present value of future minimum capital lease payments at December 31, 2005 was as follows:

Year 2006	$19
Less amount representing interest (from 6.0% to 7.9%)	1

Present value of net minimum capital lease payments	$18

      The Company also has operating leases for several of its plants, certain warehouse space, and manufacturing and computer equipment. Rental expense for operating leases was $6,317, $6,516 and $7,380 in 2003, 2004 and 2005, respectively.
      Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2005 are:

Year:

2006	$7,142
2007	5,508
2008	4,567
2009	2,862
2010	1,934
Thereafter	621

Total minimum lease payments	$22,634

(9)	Income Taxes
      Total income tax expense (benefit) for the periods presented was allocated as follows:

	December 31

	2003	2004	2005

Earnings before discontinued operations	$426	$(5,775)	$(4,017)
Discontinued operations	55	—	—

	$481	$(5,775)	$(4,017)

      Income tax expense (benefit) from continuing operations consists of the following:

	Current	Deferred	Total

Year ended December 31, 2003:
Federal	$80	$151	$231
State	195	—	195

	$275	$151	$426

Year ended December 31, 2004:
Federal	$185	$(6,050)	$(5,865)
State	540	(450)	90

	$725	$(6,500)	$(5,775)

Year ended December 31, 2005:
Federal	$140	$(4,185)	$(4,045)
State	943	(915)	28

	$1,083	$(5,100)	$(4,017)

      Total income tax expense (benefit) attributable to earnings from continuing operations differed from the amounts computed by applying the U.S. Federal corporate income tax rate of 34% for all periods to earnings before income taxes as a result of the following:

	December 31

	2003	2004	2005

Computed “expected” tax expense (benefit)	$572	$2,377	$2,621
State income tax expense, net of Federal income tax benefit	129	59	18
Non-deductible interest on redeemable preferred stock	146	85	—
Non-deductible change in fair value of warrants	—	99	368
Non-taxable gain on redemption of preferred stock	—	(963)	(963)
Decrease in valuation allowance	(719)	(7,441)	(5,856)
Other, net	298	9	(205)

	$426	$(5,775)	$(4,017)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2005, are presented below:

	December 31

	2004	2005

Deferred tax assets attributable to:
Net operating loss and credit carryforwards	$22,677	$21,232
Accrued vacation pay	345	339
Reserves and other	398	259

Total gross deferred tax assets	23,420	21,830
Less valuation allowance	(13,043)	(7,187)

Total deferred tax assets	10,377	14,643

Deferred tax liabilities attributable to:
Plant and equipment, principally due to differences in depreciation	(2,174)	(1,366)
Excess of tax over book amortization	(34)	(27)
Debt discount	(69)	(50)

Total deferred tax liabilities	(2,277)	(1,443)

Net deferred tax asset	$8,100	$13,200

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the net deferred tax asset, the Company will need to generate future taxable income of approximately $34,000 prior to the expiration of the net operating loss carryforwards in 2007 – 2024. In addition, the Company has alternative minimum tax credit carryforwards at approximately $1,017, which are available to reduce future Federal regular income taxes, if any, over an indefinite period. Management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2005, based upon anticipated profitability over the period of years that the temporary differences are expected to become tax deductions. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
      At December 31, 2005, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $56,000 which are available to offset future federal taxable income. These net operating losses expire in various years from 2007 through 2024.

(10)	Redeemable Preferred Stock
      Pursuant to a 1999 agreement to purchase certain assets of Worthington Custom Plastics, Inc. (Worthington), the Company issued 10,000 shares of its preferred stock, without par value, to Worthington. The preferred stock was mandatorily redeemable on April 15, 2004 at $1,000 per share. The preferred stock was valued at $4,250 at the time of the acquisition and the discount was accreted over a five-year period using the effective yield method. See also note 18 related to litigation regarding Worthington.
      The Company and Worthington entered into a stock redemption agreement, dated December 23, 2003, that provides for 30 monthly redemption payments of $50 each over a three-year period (10 payments each year in 2004, 2005, and 2006) to fully redeem the preferred stock. Each payment redeems 333 (or 334) shares of the 10,000 shares outstanding and results in a gain on redemption of $283. Redemption payments made during 2004 and 2005 resulted in a gain on redemption of redeemable preferred stock of $2,833 in each year, which is reported in the accompanying consolidated statements of operations. If shares are not redeemed in accordance with the provisions of this agreement, the redemption price remains at $1,000 per share. As part of this agreement, all litigation between the Company and Worthington was settled and dismissed.

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
      In 1998, the Company adopted a stock option plan (the Plan) pursuant to which the Company’s board of directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 1,166,896 shares of authorized but unissued Class A common stock. Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. All stock options under the Plan have ten-year terms and vest and become fully exercisable after three years from the date of grant. At both December 31, 2004 and 2005, there were 327,561 additional shares available for grant under the Plan.
      Stock option activity during the periods indicated is as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at December 31, 2002	1,167,871	$12.290
Issued	712,500	0.166
Exercised	—	—
Forfeited	(1,041,220)	13.675

Outstanding at December 31, 2003	839,151	0.286
Issued	—	—
Exercised	(163,331)	0.180
Forfeited	—	—

Outstanding at December 31, 2004	675,820	$0.311
Issued	—	—
Exercised	(157,000)	0.159
Forfeited	—	—

Outstanding at December 31, 2005	518,820	$0.357

      The following is summary information about the Company’s stock options outstanding at December 31, 2005:

			Number of
Number of Shares	Exercise Price	Expiration Date	Shares Exercisable

51,650	$1.875	February 2011	51,650
38,334	0.325	June 2012	38,334
316,336	0.150	February 2013	116,333
30,000	0.250	April 2013	30,000
72,500	0.250	August 2013	72,500
10,000	0.300	November 2013	6,666

518,820			315,483

(13)	Concentration of Sales
      Sales to customers in excess of 10% of total net sales for 2003, 2004, and 2005 are as follows:

	Customer A	Customer B

Years ended:
December 31, 2003	38%	50%
December 31, 2004	35	52
December 31, 2005	34	57
      Trade accounts receivable with these customers totaled $5,965 and $8,836 at December 31, 2004 and 2005, respectively.

(14)	Employee Participation Plan
      The Company’s Employee Participation Plan allows substantially all employees to defer up to 15% of their income through payroll deduction of pre-tax contributions under section 401(k) of the Internal Revenue Code. The Company matches 100% of the first 2%, and 25% of the next 4%, of pre-tax income contributed by each employee. Employees may also make contributions of after-tax income. Additionally, the Company may make discretionary contributions to the plan for the benefit of participating employees. The expense charged to operations related to defined contribution plans was $230, $299, and $517 in 2003, 2004 and 2005, respectively.

(15)	Earnings Per Share
      The following reflects the reconciliation of the numerators and denominators of the basic and diluted earnings (loss) available to common shareholders per share computations:

	2003	2004	2005

Numerator:
Earnings from continuing operations, including accretion of discount on preferred shares	$541	$12,766	$11,726
Earnings from discontinued operations	85	—	—

Net earnings available to common shareholders	$626	$12,766	$11,726

Denominator:
Weighted average common shares outstanding — basic	4,660,547	4,670,374	4,950,819
Dilutive potential common shares — stock options and warrants	430,300	1,228,647	985,037

Weighted average common stock outstanding — diluted	5,090,847	5,899,021	5,935,856

Basic earnings per share:
Earnings from continuing operations	$0.12	$2.73	$2.37
Earnings from discontinued operations	0.02	—	—

Earnings available to common shareholders — basic	$0.14	$2.73	$2.37

Diluted earnings per share:
Earnings from continuing operations	$0.11	$2.16	$1.98
Earnings from discontinued operations	0.02	—	—

Earnings available to common shareholders — diluted	$0.13	$2.16	$1.98

(16)	Segment Reporting
      Subsequent to the previously reported sale of Mid-Central Plastics, Inc., the Company has only one remaining segment — the contract metal fabrication segment.

(17)	Selected Quarterly Financial Data (Unaudited)
      Selected quarterly financial information for 2005 and 2004 is as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total Year

2005:
Net sales	$54,123	$53,558	$43,339	$45,256	$196,276
Gross profit	7,134	7,589	5,430	6,678	26,831
Operating income	3,595	3,685	1,645	2,071	10,996
Net earnings available to common shareholders	3,001	2,714	738	5,273	11,726
Earnings per share of common stock — basic	$0.62	$0.54	$0.15	$1.06	$2.37

Earnings per share of common stock — diluted	$0.50	$0.46	$0.13	$0.89	$1.98

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total Year

2004:
Net sales	$39,920	$50,706	$46,146	$48,697	$185,469
Gross profit	5,509	6,145	5,318	6,587	23,559
Operating income	2,168	2,730	1,888	2,372	9,158
Net earnings available to common shareholders	2,126	2,228	965	7,447	12,766
Earnings per share of common stock — basic	$0.46	$0.48	$0.20	$1.59	$2.73

Earnings per share of common stock — diluted	$0.38	$0.38	$0.15	$1.25	$2.16

(18)	Litigation
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

(19)	Subsequent Event — Entry into a Material Definitive Agreement that Will Take the Company Private
      On March 22, 2006, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) under which MMC Precision Merger Corp., a wholly owned subsidiary of MMC Precision Holdings Corp. (“Parent”), will merge with and into the Company, with the Company being the surviving corporation and a direct wholly owned subsidiary of Parent.
      This transaction will take the Company private.
      The shareholders of Parent will include a private equity fund that is an affiliate of Brazos Private Equity Partners, LLC, which will hold a majority of the shares of Parent, and five current directors or officers of the Company or its subsidiaries. In the merger, each outstanding share of common stock of the Company, other than shares to be contributed to Parent by the current officers or directors concurrently with the closing of the merger, will be converted to the right to receive $10.00 cash per common share.
      The merger is subject to several conditions, including approval by the Company’s stockholders, voting together as one class; approval by Company stockholders who are not interested stockholders with respect to the merger transaction; and the receipt of financing and regulatory approval. The Company’s board of directors and a special committee, appointed by the board of directors to represent the non-interested shareholders in the negotiation of the merger, have approved the merger and Merger Agreement.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Schedule II — Valuation and Qualifying Accounts
Years ended December 31, 2003, 2004 and 2005

	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
Description	of Period	Expenses	Deductions	Other	Period

Allowance for doubtful accounts:
Year ended December 31, 2003	$84	$310	$(192)	$—	$202
Year ended December 31, 2004	202	145	(187)	—	160
Year ended December 31, 2005	160	394	(362)	—	192

Item 9A.	Controls and Procedures
      Evaluation of disclosure controls and procedures. The Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(c) under the Securities Exchange Act of 1934, as amended), are effective based on their evaluation of these controls and procedures as of the end of the period covered by this Form 10-K.
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
      Changes in internal controls. There have been no significant changes in the Company’s internal controls over financial reporting that occurred in the fourth quarter of 2005 that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.     Other Information
      None
PART III

Item 10.	Directors and Executive Officers of the Registrant.
      The information required by this Item 10 will be added by amendment on or before April 28, 2006.

Item 11.	Executive Compensation.
      The information required by this Item 11 will be added by amendment on or before April 28, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.
      The information required by this Item 12 will be added by amendment on or before April 28, 2006.

Item 13.	Certain Relationships and Related Transactions.
      The information required by this Item will be added by amendment on or before April 28, 2006.

Item 14.	Principal Accountant Fees and Services
      The information required by this Item will be added by amendment on or before April 28, 2006.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
      (a) The following documents are filed as a part of this report:

1. Financial Statements.

The following financial statements of the Company are included in Item 8:

a. Report of KPMG LLP, Independent Registered Public Accounting Firm

b. Consolidated Balance Sheets as of December 31, 2004 and 2005

c. Consolidated Statements of Operations for the years ended December 31, 2003, 2004 and 2005

d. Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2003, 2004 and 2005

e. Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2004 and 2005

f. Notes to Consolidated Financial Statements

2. Financial Statement Schedules

The following financial statement schedule of the Company is included in Item 8:

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2003, 2004 and 2005

Filed
		Exhibit Number and Document Title	Incorporated by Reference to	Herewith

2.1 and 10.1	—	Agreement and Plan of Merger Between MLX Corp. and Morton Metalcraft Holding Co., dated as of October 20, 1997	Annex B to the Definitive Proxy Statement on Schedule 14A filed by MLX Corp. with the Securities and Exchange Commission (“SEC”) on January 6, 1998.
2.2 and 10.2	—	Securities Purchase Agreement Among MLX Corp. and Security Holders of Morton Metalcraft Holding Co., dated as of October 20, 1997	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
2.3 and 10.65	—	Agreement and Plan of Merger among Morton Industrial Group, Inc., MMC Precision Holdings Corp. and MMC Precision Merger Corp. dated as of March 22, 2006	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on March 23, 2006
3.1 and 4.1	—	Articles of Incorporation of the registrant as Amended prior to January 20, 1998	MLX Corp. Form 10-Q for the quarter ended June 30, 1993 Exhibit 3 to Morton Industrial Group, Inc.
3.2 and 4.2	—	Articles of Amendment to Articles of Incorporation of the Registrant Effective January 20, 1998	Report on Form 8-K filed with the SEC on February 4, 1998
3.2 and 4.2	—	Bylaws of the Registrant, as Amended	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997

Filed
		Exhibit Number and Document Title	Incorporated by Reference to	Herewith

10.7	—	Limited Indemnification Agreement dated as of October 20, 1997, among MLX Corp., William D.Morton, and Other Morton Metalcraft Shareholders and Option Holders	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.10	—	Lease between Agracel, Inc., and Morton Metalcraft Co. dated November 6, 1996.	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.11	—	Employment Agreement dated as of January 20, 1998, between the Registrant and William D. Morton	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.12	—	Employment Agreement dated as of January 20, 1998, between the Registrant and Daryl R. Lindemann	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.13	—	MLX Corp. 1997 Stock Option Plan	Appendix C to the Definitive Proxy Statement on Schedule 14A filed by MLX Corp. with the SEC on January 6, 1998.
10.14	—	MLX Corp. 1995 Stock Option Plan	MLX Corp. Definitive Proxy Statement on Schedule 14A for the 1995 Annual Meeting of Stockholders
10.15	—	Master Lease Agreement between Morton Metalcraft Co. and General Electric Capital Corporation dated August 7, 1996	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.16	—	Guaranty of Master Lease Agreement by Morton Metalcraft Holding Co., dated August 7, 1996	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.23	—	Death Benefit Agreement between Morton Metalcraft Co. and William D. Morton	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.24	—	Salary Continuation Agreement between Morton Metalcraft Co. and William D. Morton dated February 26, 1996.	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.26	—	Stock Purchase Agreement among the Company, Joseph T. Buie, Jr., and Ernest J. Butler, dated April 8, 1998.	Exhibit 10.2 to Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on April 14, 1998
10.27	—	Non-negotiable Promissory Note (subordinated) of the Company, Joseph T. Buie, Jr., dated April 8, 1998.	Exhibit 10.3 to Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on April 14, 1998
10.28	—	Non-negotiable Promissory Note (subordinated) of the Company to Ernest. J. Butler, dated April 8, 1998.	Exhibit 10.4 to Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on April 14, 1998

Filed
		Exhibit Number and Document Title	Incorporated by Reference to	Herewith

10.41	—	Amended and Restated Agreement with Harris Trust and Savings Bank, As Agent	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on April 1, 2002
10.42	—	First Amendment to Amended and Restated Agreement with Harris Trust and Savings Bank, As Agent	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on March 31, 2003
10.43	—	Second Amendment to Amended and Restated Agreement with Harris Trust and Savings Bank, As Agent	Exhibit 99.2 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on March 31, 2003
10.44	—	Third Amendment to Amended and Restated Agreement with Harris Trust and Savings Bank, As Agent	Exhibit 99.3 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on March 31, 2003
10.45	—	Asset Purchase Agreement between Morton Custom Plastics, LLC and Wilbert, Inc.	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 10-Q filed with SEC on November 4, 2002
10.47	—	Fourth Amendment to Amended and Restated Credit Agreement with Harris Trust & Savings Bank, As Agent	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 10-Q filed with SEC on August 11, 2003.
10.48	—	Fifth Amendment to Amended and Restated Credit Agreement with Harris Trust & Savings Bank, As Agent	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 8-K filed with SEC on December 29, 2003.
10.49	—	Sixth Amendment to Amended and Restated Credit Agreement with Harris Trust & Savings Bank, As Agent	Exhibit 10.49 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on March 30, 2004
10.50	—	Second Amended and Restated Credit Agreement	Exhibit 10.50 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on March 30, 2004
10.51	—	Note and Warrant Purchase Agreement	Exhibit 10.51 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on March 30, 2004
10.52	—	Settlement Agreement	Exhibit 99.2 to Morton Industrial Group, Inc. Report on Form 8-K filed with SEC on December 29, 2003.
10.53	—	Stock Redemption Agreement	Exhibit 99.3 to Morton Industrial Group, Inc. Report on Form 8-K filed with SEC on December 29, 2003.
10.54	—	Agreement with Innovative Injection Technologies, Inc.	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 8-K/A filed with SEC on July 7, 2003.
10.55	—	First Amendment to Agreement with Innovative Injection Technologies, Inc.	Exhibit 99.2 to Morton Industrial Group, Inc. Report on Form 8-K/A filed with SEC on July 7, 2003.

Filed
		Exhibit Number and Document Title	Incorporated by Reference to	Herewith

10.56	—	Investor Rights Agreement	Exhibit 10.56 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on March 30, 2004
10.57	—	First Amendment to the Second Amended and Restated Credit Agreement	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 10-Q filed with SEC on August 6, 2004
10.58	—	Amended and Restated Note and Warrant Purchase Agreement	Exhibit 99.2 to Morton Industrial Group, Inc. Report on Form 10-Q filed with SEC on August 6, 2004
10.59	—	Amendment to By-Laws	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 8-K filed with SEC on December 14, 2004
10.60	—	Second Amendment to Second Amended and Restated Credit Agreement		X
10.61	—	First Amendment to Amended and Restated Note and Warrant Purchase Agreement		X
10.62	—	Third Amendment to Second Amended and Restated Credit Agreement		X
10.63	—	Fourth Amendment to Amended and Restated Credit Agreement		X
10.64	—	Second Amendment to Amended and Restated Note and Warrant Purchase Agreement		X
10.65		Agreement and Plan of Merger among Morton Industrial Group, Inc., MMC Precision Holdings Corp. and MMC Precision Merger Corp. dated as of March 22, 2006	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on March 23, 2006
13	—	Annual Report		X
16.2	—	Letter re: change in certifying accountant	Exhibit 16.1 to Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on February 18, 1999
21.1	—	Subsidiaries of Registrant		X
23.1	—	Consent of independent registered public accounting firm		X

Filed
		Exhibit Number and Document Title	Incorporated by Reference to	Herewith

31.1	—	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	—	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	—	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
      (b) Reports on Form 8-K
      Form 8-K was filed on November 15, 2005 related to the Company’s earnings release for the quarterly period ended October 1, 2005.
      Form 8-K was filed on March 23, 2006 related to the Company’s entry into an Agreement and Plan of Merger.
      Form 8-K/A was filed on March 29, 2006 related to a Contribution Agreement, Voting and Support Agreements and a Waiver of Voting Agreement related to the Agreement and Plan of Merger.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORTON INDUSTRIAL GROUP, INC.

By:	/s/ WILLIAM D. MORTON

William D. Morton
Chairman, Chief Executive Officer and President
Dated: March 31, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ WILLIAM D. MORTON William D. Morton	Chairman, Chief Executive Officer and President	March 31, 2006

/s/ DARYL R. LINDEMANN Daryl R. Lindemann	Chief Financial Officer and Secretary	March 31, 2006

/s/ FRED W. BROLING Fred W. Broling	Director	March 31, 2006

/s/ MARK W. MEALY Mark W. Mealy	Director	March 31, 2006

SHAREHOLDER INFORMATION
CORPORATE OFFICES
Morton Industrial Group, Inc.
1021 W. Birchwood
Morton, Illinois 61550-0429
Phone: 309-266-7176 Fax: 309-263-1841
INVESTOR INFORMATION
Shareholders and prospective investors are welcome to call or write with questions or requests for additional information. Please direct inquiries to Van Negris at:
Van Negris & Company, Inc.
1120 Avenue of the Americas,
Suite 4100
New York, New York 10036
Telephone: 212-759-0290
E-mail: info@vnegris.com
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
Managing Member
Eastover Group LLC

CORPORATE OFFICERS
William D. Morton
Chairman, Chief Executive Officer and President
Daryl R. Lindemann
Chief Financial Officer and Secretary
Rodney B. Harrison
Vice President of Finance and Treasurer