Form 10-K/A
period 2005-12-31
MORTON INDUSTRIAL GROUP INC
filed 2006-04-25
CIK 64247

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
DOCUMENTS INCORPORATED BY REFERENCE
      None

MORTON INDUSTRIAL GROUP, INC.
Items Amended
TEXT OF AMENDMENT
Explanatory Note:
This Form 10-K/ A is filed to include information required by Part III, Items 10-14, that was not included in Form 10-K filed with the Securities and Exchange Commission on March 31, 2006. Part IV, Item 15 has been updated to include additional items reported on Form 8-K.

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

	Year Ended December 31,

	2001	2002	2003	2004	2005

Operating data:
Net sales	$127,103	$116,567	$131,431	$185,469	$196,276
Cost of sales	111,358	101,522	113,318	161,910	169,445
Gross profit	15,745	15,045	18,113	23,559	26,831
Selling and administrative expenses	13,131	12,170	12,583	14,401	15,835
Restructuring charges	1,323	—	—	—	—
Operating income	1,291	2,875	5,530	9,158	10,996
Other income (expense)	(610)	365	442	172	60
Interest expense, net	(6,706)	(4,228)	(3,863)	(4,922)	(6,180)
Interest on redeemable preferred stock	—	—	(427)	(250)	—
Gain on redemption of preferred stock	—	—	—	2,833	2,833
Earnings (loss) before income taxes, accounting change and discontinued operations	(6,025)	(988)	1,682	6,991	7,709
Income taxes (benefit)	1,242	(288)	426	(5,775)	(4,017)
Earnings (loss) before discontinued operations and cumulative effect of change in accounting principle	(7,267)	(700)	1,256	12,766	11,726
Net income (loss) from operations of discontinued plastics operations	(9,454)	6,790	85	—	—
Earnings (loss) before cumulative effect of accounting change	(16,721)	6,090	1,341	12,766	11,726
Cumulative effect of change in accounting principle	—	(8,118)	—	—	—
Net earnings (loss)	(16,721)	(2,028)	1,341	12,766	11,726
Accretion of discount on preferred shares	(1,066)	(1,265)	(715)	—	—
Net earnings (loss) available to common shareholders	(17,787)	(3,293)	626	12,766	11,726

	Year Ended December 31,

	2001	2002	2003	2004	2005

Earnings (loss) per share — basic:
Earnings (loss) from continuing operations	$(1.81)	(0.42)	0.12	2.73	2.37
Earnings (loss) from discontinued operations	(2.06)	1.46	0.02	—	—
Cumulative effect of a change in accounting principle	—	(1.75)	—	—	—

Total earnings (loss) per share — basic	$(3.87)	(0.71)	0.14	2.73	2.37

Earnings (loss) per share — diluted:
Earnings (loss) from continuing operations	$(1.81)	(0.42)	0.11	2.16	1.98
Earnings (loss) from discontinued operations	(2.06)	1.46	0.02	—	—
Cumulative effect of a change in accounting principle	—	(1.75)	—	—	—

Total earnings (loss) per share — diluted	$(3.87)	(0.71)	0.13	2.16	1.98

Financial position (at end of year):
Working capital	$(1,475)	$(2,294)	$(6,818)	$6,428	$2,428
Total assets	106,517	56,853	48,822	67,145	73,794
Total debt	79,138	45,102	38,541	43,575	38,903
Stockholders’ equity (deficit)	$(20,944)	$(24,224)	$(23,598)	$(10,804)	$949

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
      The age, any position with us, period of service as a director, business experience during the past five years, and directorships in other public companies as of March 31, 2006, for each of our directors are:
      William D. Morton, 58, served as Chairman, Chief Executive Officer, President and a director of Morton Metalcraft Co. from 1989 until its merger into Morton Industrial Group, Inc. in 1998. At that time, he became Chairman, Chief Executive Officer, President and a director of Morton Industrial Group, Inc.
      Fred W. Broling, 70, is retired as Chairman of the Board and Chief Executive Officer of US Precision Glass Company, a position he held from 1998-2002. He served as Chairman of the Board and Chief Executive Officer of PurTec Corporation and its predecessors from 1993 to 1998. Mr. Broling served as a director of Morton Metalcraft Co. from 1989 until its merger into Morton Industrial Group, Inc. in 1998. At that time, he became a director of Morton Industrial Group, Inc. Mr. Broling is a member of our Audit Committee and our Compensation and Stock Option Committee.
      Mark W. Mealy, 48, was a Managing Director of Wachovia Securities, Inc., and its predecessors from 1989 until October 15, 2004. Since leaving Wachovia, Mr. Mealy’s principal occupation is serving as the managing member of Eastover Group, LLC, a firm engaged in the business of making private equity investments. Mr. Mealy served as a director of Morton Metalcraft Co. from 1995 until its merger into Morton Industrial Group, Inc. At that time, he became a director of Morton Industrial Group, Inc. Mr. Mealy is a member of our Audit Committee and our Compensation and Stock Option Committee. Mr. Mealy served as out lead independent director from January 1, 2005, through July 31, 2005. when he resigned from the position. Mr. Mealy is a director of American Reprographics Company, a provider of document management services, where he serves on the company’s Audit Committee.
      Audit Committee. We have a two person Audit Committee of our Board of Directors comprised of Mr. Mealy, the Chairman of the committee, and Mr. Broling. The committee’s function is covered by its charter, a copy of which was an exhibit to the Company’s definitive proxy statement for our 2005 annual meeting of shareholders. Our Board of Directors has not determined that either of the two members of the Audit Committee is an “audit committee financial expert” as that term is defined in the rules of the Securities and Exchange Commission. We have not identified and recruited candidates that satisfy Securities and Exchange Commission requirements for that role. Since the two members of the Audit Committee constitute a majority of the Board of Directors, the Board has not determined independently their independence. The Company and the Board of Directors believe, however, that the committee’s members are independent within the meaning of the term under the rules of the Securities and Exchange Commission and within the meaning of NASD Rule 4022 (a) (15).
      Nomination of Directors. The Board of Directors does not have a nominating committee for the nomination of directors. The Board believes that the small size of the Board makes it appropriate for all of the directors to consider candidates and designate nominees. The Board of Directors will consider director candidates recommended by shareholders. Shareholders wishing to make a recommendation for the 2007 Annual Meeting should submit them by December 31, 2006, in writing to:

Morton Industrial Group, Inc.
1021 West Birchwood
Morton, Illinois 61550
Attention: Secretary
      The Board of Directors has not established specific or minimum qualifications for nominees and directors. The members of the Board will use subjective processes for evaluating nominees based on the information available to them and their perception of the needs of the Board.
      Executive Officers. During 2005, our executive officers were Mr. Morton, Daryl R. Lindemann, and Rodney B. Harrison.
      Mr. Lindemann, age 51, has served as our Secretary since January 1998, and as Chief Financial Officer of the Company since June 8, 2004. He served as the Vice President of Finance & Support Services of Morton Metalcraft Co. from July 1, 2001, to June 8, 2004, after serving as its Chief Financial Officer from January 1, 2000, to July 1, 2001. Between September 1, 1998, and January 1, 2000, Mr. Lindemann was our Vice President of Business Development and Acquisitions. From January 1998 to September, 1998, he served as our Vice President of Finance and Treasurer. Mr. Lindemann joined Morton Metalcraft Co. in 1990 as Vice President of Finance, Treasurer, and Secretary.
      Mr. Harrison, 54, has served as Vice President of Finance since February 3, 2003. From January 1, 2000, until assuming his present position, Mr. Harrison served as our Director of Finance, and from January 15, 1998, through December 31, 1999, he was a corporate analyst for the Company. Before joining us, Mr. Harrison was the Chief Financial Officer of the ROHN Division of UNR Industries.
      Code of Ethics. The Company has adopted a Code of Ethics that applies to all of its employees, officers and directors, including the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics contains written standards that the Company believes are reasonably designed to deter wrongdoing and to promote appropriate corporate citizenship, including, but not limited to:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest in business or personal relationships;

•	Accurate record-keeping and accurate and timely public disclosure and reporting to the Securities and Exchange Commission;

•	Compliance with applicable governmental laws, rules and regulations;

•	The prompt internal reporting of illegal behavior or violations of the Code to an appropriate person or persons named in the Code; and

•	The encouragement of open communications among employees and the adherence by senior officers to the requirements of the Code.

      A copy of the Code of Ethics was an exhibit to our definitive proxy statement for our 2005 annual meeting of shareholders. The Company will provide to any person without charge, upon request, a copy of our Code of Ethics. Requests for a copy of the Company’s Code of Ethics should be made to the Secretary at 1021 West Birchwood, Morton, Illinois 61550. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of the Code of Ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the Code definition enumerated in Securities and Exchange Commission, Regulation S-K, Item 406(b) by posting such information on our Web site at http://www.mortongroup.com within five business days following the date of the amendment or waiver.
      Section 16(a) Beneficial Ownership Reporting Compliance. The Company is not aware of any executive officer, director or ten percent shareholder who failed to file on a timely basis any report required to be filed by Section 16(a) of the Securities Exchange Act of 1934 during 2005.

Item 11.	Executive Compensation
Summary Compensation Table.

						Long-Term Compensation

						Awards

		Annual Compensation					Securities	Payouts
						Restricted	Underlying
				Other Annual		Stock	Options/	LTIP	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation		Award(s) ($)	SARs (#)	Payouts ($)	Compensation ($)

William D. Morton	2005	$400,000	$200,000	$3,093	(1)	0	0	0	$9,131	(2)
Chairman, Chief Executive	2004	380,000	200,000	$2,785	(3)	0	0	0	5,565	(4)
Officer And President	2003	360,000	150,000	13,675	(5)	0	0	0	22,280	(6)
Daryl R. Lindemann	2005	165,000	75,000	8,532	(8)	0	0	0	22,033	(9)
Chief Financial Officer and	2004	160,000	50,000	4,885	(10)	0	0	0	690	(11)
Secretary(7)	2003	155,000	39,195	6,965	(12)	0	100,000	0	1,050	(13)
Rodney B. Harrison	2005	130,000	36,000	6,748	(15)	0	0	0	580	(16)
Vice President of Finance(14)	2004	125,000	30,000	1,107	(17)	0	0	0	524	(18)
	2003	120,000	15,000	0		0	20,000	0	690	(19)

(1)	Represents a tax gross up for imputed income related to a car allowance.

(2)	Represents a life insurance premium we paid in the amount of $1,290 and $7,841 imputed income related to a car allowance.

(3)	Represents a tax gross up for imputed income related to a car allowance.

(4)	Represents a life insurance premium we paid in the amount of $1,290 and $4,275 of imputed income related to a car allowance.

(5)	Represents (i) a tax gross up in the amount of $9,847 for imputed income related to a split dollar life insurance policy and (ii) a tax gross up in the amount of $3,828 for imputed income related to a car allowance. The parties agreed to terminate the split dollar policy in 2003.

(6)	Represents (i) a life insurance premium we paid in the amount of $1,290, (ii) imputed income in the amount of $15,114 with regard to split dollar life insurance coverage, and (iii) $5,876 of imputed income related to a car allowance. The parties agreed to terminate the split dollar coverage in 2003.

(7)	Mr. Lindemann, age 51, has served as our Secretary since January 1998 and as Chief Financial Officer since June 8, 2004. He was our Senior Vice President of Finance & Support Services of Morton Metalcraft Co. from July 1, 2001 to June 8, 2004, after serving as its Chief Financial Officer from January 1, 2000 to July 1, 2001. Between September 1, 1998, and January 1, 2000, Mr. Lindemann was our Vice President of Business Development and Acquisitions. During the rest of 1998 following the Merger, he served as our Vice President of Finance and Treasurer. He joined Morton Metalcraft Co. in 1990 as Vice President of Finance, Treasurer, and Secretary and held the same positions in Morton before the merger.

(8)	Represents payments made under our variable incentive plan.

(9)	Represents a $690 life insurance payment we made and a tax gross up of $21,343 for income realized upon termination of an insurance policy.

(10)	Represents payments made under our variable incentive plan.

(11)	Represents a life insurance payment we made.

(12)	Represents (i) a $6,676 payment under our variable incentive plan and (ii) a tax gross up in the amount of $298 for imputed income related to a split dollar life insurance policy. The parties agreed to terminate the split dollar policy in 2003.

(13)	Represents (i) a $450 life insurance premium we paid and (ii) imputed income in the amount of $600 with respect to split dollar life insurance coverage. The parties agreed to terminate the split dollar coverage in 2003.

(14)	Mr. Harrison began serving the indicated position on February 3, 2003

(15)	Represents payments under our variable incentive plan.

(16)	Represents a life insurance premium we paid.

(17)	Represents payments under our variable incentive plan.

(18)	Represents a life insurance premium we paid.

(19)	Represents a life insurance premium we paid.
      Compensation of Directors. We paid our directors, other than Mr. Morton, $36,000 each for their services as directors in 2005. We also paid Mr. Mealy $16,000 for his service as chair of our Audit Committee and $11,667 for his service as lead independent director. We did not separately compensate Mr. Morton for his services as a director.
Option Grants in Last Fiscal Year.
      We did not grant any options in 2005.
Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year End Option/ SAR Values.
      The following table provides information concerning options exercised during the fiscal year ended December 31, 2005, by each of the named executive officers and the value of unexercised options held by such executive officers on December 31, 2005.
Aggregated Option Exercises in Last Fiscal Year
And Fiscal Year-end Options Values

			Number of Securities		Value of Unexercised in-
			Underlying Unexercised		the-Money Options at
			Options/ SARs (#)		December 31, 2005(1) ($)
	Shares Acquired	Value
Name	On Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

William D. Morton	—	—	—	—	—	—
Daryl R. Lindemann	33,333	$194,998	19,167	33,334	$104,690	$228,338
Rodney B. Harrison	6,666	38,996	2,500	6,668	$12,813	$45,676

(1)	Based upon the per share price of the Class A common stock of $7.00 on the OTC Bulletin Board on December 31, 2005, the last reported transaction in 2005, less the exercise price.
Employment Agreement.
      On January 20, 1998, we entered into employment agreements with Mr. Morton and Mr. Lindemann. Mr. Morton’s employment agreement provides that he will serve as our Chairman and Chief Executive Officer for an initial term of ten years and continue thereafter year to year unless and until either party gives the other six months advance written notice of termination of the employment agreement. Mr. Morton’s employment agreement provided for an annual base salary in 1998 in the amount of $280,000 and a minimum increase thereafter of 5% annually.
      Under the terms of his employment agreement, Mr. Morton will:

•	Participate in our incentive compensation plans as in effect from time to time;

•	Be entitled to certain fringe benefits; and

•	Participate in all employee benefit, retirement and welfare plans that we maintain and that are applicable generally to our executives, subject to the generally applicable eligibility and other provisions. Mr. Morton’s employment agreement also contains non-solicitation, confidentiality and non-supply provisions. In the event of the termination of Mr. Morton’s employment:

•	by us for cause, as defined in his employment agreement;

•	by him, other than a constructive termination, as defined in his employment agreement; or

•	due to death or disability, as defined in his employment agreement.
      Mr. Morton will receive his base salary and benefits through the date of termination. If we terminate Mr. Morton’s employment for any other reason or if Mr. Morton terminates it due to a constructive termination, we will pay Mr. Morton’s salary, and Mr. Morton will be eligible to continue participation in all medical, dental, hospitalization, disability and life insurance plans, through:

•	December, 31, 2007, if the termination occurs on or prior to June 30, 2007; or

•	Six months from the date of termination if the termination occurs after June 30, 2007, subject to the terms of his employment agreement, including continued compliance with any applicable non-solicitation, confidentiality or non-supply provisions.
      Mr. Lindemann’s employment agreement provides for a three year term and continues thereafter year to year unless and until either party gives the other six months advance written notice of termination.
      Mr. Lindemann’s employment agreement provides for an annual base salary in 1998 of $95,000, annual raises of not less than $5,000 and an annual bonus in an amount to be determined, based on the attainment of certain performance targets. Mr. Lindemann’s employment agreement entitles him to participate in all employee benefit plans, incentive plans and fringe benefits offered to our employees that are applicable generally to our employees, subject to the generally applicable eligibility and other provisions. Mr. Lindemann’s employment agreement contains non-solicitation, confidentiality and non-supply provisions. Mr. Lindemann’s employment agreement also provides that if his employment is terminated:

•	by us for cause, as defined in his employment agreement;

•	by him other than due to a constructive termination, as defined in his employment agreement; or

•	due to death or disability, as defined in his employment agreement.
      Mr. Lindemann will receive his base salary and benefits through the date of termination. If we terminate Mr. Lindemann’s employment without cause, as defined in his employment agreement, or if Mr. Lindemann terminates it due to a constructive termination, as defined in his employment agreement, Mr. Lindemann will receive his base salary, and will continue participation in all of our medical, dental, hospitalization, disability and life insurance plans, for six months, subject to the terms of the employment agreement, including continued compliance with any applicable non-solicitation, confidentiality or non-supply provisions.

Stock Performance Graph.
      The following graph compares the yearly percentage change in the cumulative total shareholder return on the Corporation’s common stock during the five years ended December 31, 2005, with the cumulative total return on the Nasdaq Stock Market and on Nasdaq non-financial stocks. The Comparison assumes $100 was invested on December 31, 2000, in the Company’s publicly traded common stock and in each of the two indices and assumes the reinvestment of dividends.
Compensation Committee Interlocks and Insider Participation.
      Mr. Fred Broling and Mr. Mark Mealy served on the Compensation and Stock Option Committee of the Board of Directors during 2005. Neither is or has served as a Company officer. No officer or director of the Company serves or has served on a compensation committee of an employer of Mr. Broling or Mr. Mealy.
Report on Executive Compensation by Representatives
Of the Compensation and Stock Option Committees
      This Report of the Compensation and Stock Option Committee covers the following topics:

•	The role of the Committee in the Company’s executive compensation program

•	Executive compensation principles

•	Components of the compensation program

•	Compensation of the Chief Executive Officer

•	Role of the Compensation and Stock Option Committee
Role of the Compensation and Stock Option Committee
      During 2005, two non-employee directors served on the Committee: Mr. Broling and Mr. Mealy. The Committee reviews overall compensation principles annually. This review includes each element described below and an assessment of the overall effectiveness of the program. The Committee examines, establishes, and modifies the individual compensation levels of the Company’s executive officers. The Committee also administers the Company’s stock option plan and awards options under it.

Executive Compensation Principles
      The Company’s compensation program is intended to motivate and retain the key talent it needs to be a market leader in its industry. The Committee’s primary goal is to develop and administer a compensation program that will support the Company’s strategy of pursuing growth through manufacturing excellence, customer satisfaction, acquisitions, and internal growth. Guiding our development of the compensation program is the desire to obtain superior short term performance from the Company’s executive officers by aligning their cash compensation with the annual performance of the Company. We also seek to foster the long-term development of the Company and growth in shareholder value through the award of stock options.
Components of the Compensation Program
      The Components of our compensation program are:

•	Base salary

•	Short term bonus and other incentives

•	Long term incentives

1.	Base Salary
      Base salaries for our executive officers other than the Chief Executive Officer are based upon amounts set in employment agreements or terms of employment and increases of $5,000 each year. The base salary amounts are those that we, with the advice of the Chief Executive Officer, believe are sufficient to attract and retain qualified persons.

2.	Short Term Bonus an Other Incentives
      We will use the annual bonus component of incentive compensation to align our executive officers’ pay with short-term (annual) performance of the Company. We will also use bonus payments to recognize and encourage outstanding individual performance. We intend to set Company performance targets and individual performance goals that will guide us in determining the amount of the bonuses. In 1998 we implemented a special compensation program under which our executive officers will receive monthly, quarterly or annual bonuses based on the Company’s EBITDA performance (earnings before interest, taxes, depreciation, and amortization) which must be in excess of 95% of the Company’s EBITDA target for the year. The Company paid bonuses aggregating $311,000 for 2005. See the Summary Compensation Table for additional information. We plan to continue this program in 2006.
      Our executive officers other than the Chief Executive Officer also participate in the Company-wide variable incentive plan. Under this plan most of the Company’s employees receive payments based upon the Company’s attaining monthly performance goals.

3.	Long Term Incentives: Stock Options
      We use grants under the Company’s stock option plan to strengthen the linkage between executive compensation and shareholder return, provide additional incentives to executive officers tied to the growth of the stock price over time, and encourage continued employment with the Company and its subsidiaries. The options generally have a term of ten years and become exercisable over three years and the exercise price is the market price for the Company’s Class A common stock on the date of the option grant. We will base option awards on the individual executive officer’s scope of responsibility, the Company’s performance, and our subjective evaluation of the individual’s performance. We will not attach specific weight to these factors. We may also assist management in attracting new officers by including options in the compensation package that the Company offers.
      In 2005, we did not grant any options to our executive officers.

Compensation of the Chief Executive Officer
      In 2005, the Company’s most highly compensated executive officer was William D. Morton, the Company’s Chairman, Chief Executive Officer, and President. Mr. Morton and the Company entered into an employment agreement on January 20, 1998, that set his base compensation for 1998 at $280,000. That base amount increases a minimum 5% per year during the term of the contract. For 2005, the increase over 2004 was 5.3%. We review Mr. Morton’s contract annually for potential cost of living and performance adjustments. We have not made any such adjustments since the inception of the contract. For 2005, we granted Mr. Morton a bonus of $200,000 based upon his leadership of the Company during a year of improved economic performance.
      Unlike all other employees, Mr. Morton does not participate in the Company’s variable incentive plan, and we did not grant any options to him in 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The following sets forth certain information regarding the beneficial ownership of our Class A common stock, par value $.01 per share, and Class B common stock, par value $.01 per share (the Class A common stock and the Class B common stock are referred to as the “common stock”), as of April 14, 2006, by (i) all our shareholders who are known by us who own more than 5% of our common stock, (ii) each director who is a shareholder, (iii) our executive officers who are shareholders, and (iv) all directors and executive officers as a group, as determined in accordance with Rule 13(d) under the Securities Exchange Act of 1934. William D. Morton, our Chairman, President and Chief Executive Officer, currently has the ability to cast 72.2% of our shareholder votes on most matters. The address for each of our directors and executive officers is 1021 West Birchwood, Morton, Illinois 61550.

			Percentage of Beneficial
	Amount and Nature of		Ownership of Class A
Name and Address of Beneficial Owner	Beneficial Ownership(1)		Common Stock(1)

William D. Morton	3,798,851	(2)(3)	69.0%
Mark W. Mealy	1,259,146	(3)(4)	25.5%
Fred W. Broling	276,673	(5)	5.4%
Rodney B. Harrison	23,700	(6)	*
Daryl R. Lindemann	168,697	(7)	3.4%
Tontine Capital Partners, L.P. and Affiliates(8)	293,800		6.0%
All directors and executive officers as a Group (5 persons)	3,798,851		69.0%

*	less than 1%

(1)	For the purposes of the computation of percentages of our common stock presented in this table and under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or direct the voting of such security, or “investment power,” which includes the power to dispose of or direct the disposition of such security. A holder is also deemed to beneficially own all shares that the holder may acquire upon the exercise of options or other rights exercisable within 60 days. Such shares that the holder may acquire (but no shares that any other holder may acquire upon the exercise of options held by such other holder) are deemed to be outstanding. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

(2)	Mr. Morton is the holder of record of, and he has sole voting power with respect to, 1,253,990 shares of issued and outstanding Class A common stock and 100,000 shares of issued and outstanding Class B common stock. His directly owned Class A and Class B shares constitute 27.2% of the issued and outstanding common stock and 31.0% of the voting power of the issued and outstanding common stock.

Included in Mr. Morton’s beneficial ownership set out in the table are (i) the issued and outstanding shares he directly owns, (ii) the 1,921,584 issued and outstanding Class A shares described in note 3 that are subject to the Mealy shareholders agreement or the 1998 voting agreement, (iii) 515,487 outstanding options exercisable within 60 days of April 14, 2006, each of which will be subject to the 1998 voting agreement if exercised or issued, and (iv) 7,790 shares issuable under the Directors’ Plan, each of which will be subject to the 1998 voting agreement if issued. These beneficially owned shares would constitute 70.5% of the total voting power of the common stock if all options were exercised and 7,790 shares were issued under the directors’ plan identified in clause (iv).

One hundred thousand (100,000) of Mr. Morton’s directly owned shares are Class B common stock. The remainder of his directly owned shares are shares of Class A common stock. Based on the number of shares outstanding as of the record date, each share of Class B common stock will have 3.72909 votes at the special meeting.

(3)	As discussed in this note, Mr. Morton has beneficial but not record ownership of 1,921,584 shares or 38.6% of the issued and outstanding shares of common stock (with 36.6% of the voting power on most issues) by virtue of certain proxies granted to him. He has shared voting power with respect to 1,021,678 of those issued and outstanding shares (pursuant to the Mealy shareholders agreement) and sole voting power with respect to the remaining 899,906 shares pursuant to the 1998 voting agreement. In connection with the merger, Mr. Morton does not have the power to vote the group of 1,021,678 shares subject to the Mealy shareholders agreement and he has waived his right to vote the group of 899,906 shares subject to the 1998 voting agreement.

On August 27, 2003, Mr. Mealy, a director of the Company, acquired all of the Class A and Class B common stock owned by Three Cities Holdings Limited and its affiliates. As a result of the purchase, Mr. Mealy’s Class B shares automatically converted to shares of Class A common stock with one vote per share, and Mr. Mealy acquired a total of 1,021,678 shares of Class A common stock in the transaction. Mr. Morton and Mr. Mealy have shared voting power with respect to 985,678 of these shares. In March 2004, Mr. Mealy made gifts, using 36,000 shares of Class A common stock, to certain family members. Mr. Mealy transferred 1,020,678 shares of Class A common stock on December 16, 2004, and 38,333 shares of Class A common stock on, January 7, 2005, to Eastover Group LLC, a limited liability company of which he is the controlling member and sole manager. 985,678 of these shares (together with the 36,000 shares held by Mr. Mealy’s family members) remain subject to the Mealy shareholders agreement, and the remaining 176,906 shares, 56,667 options exercisable within 60 days and 3,895 shares of Class A common stock issuable under the Directors’ Plan held by Mr. Mealy are subject to the 1998 voting agreement. Eastover Group LLC’s address is 4201 Congress Street, Suite 160, Charlotte, North Carolina 28209.

The shares of Class A common stock and Class B common stock held by Mr. Morton and Mr. Mealy are subject to certain transferability and conversion restrictions pursuant to the Mealy shareholders agreement. In the case of a merger, Mr. Mealy and Eastover have the ability to vote the 1,021,678 shares subject to the Mealy shareholders agreement. In connection with the merger, Mr. Morton has waived his right to vote Mr. Mealy’s shares of Class A common stock and shares of Class A common stock issuable upon the exercise of options held by Mr. Mealy subject to the 1998 voting agreement.

(4)	Included in this group are 985,678 shares of Class A common stock owned by Eastover Group LLC of which Mr. Mealy has shared voting and shared dispositive powers, 176,906 shares of Class A common stock owned directly and of which he has shared voting and shared dispositive powers, 56,667 exercisable options of which he has shared voting and shared dispositive powers, 36,000 shares of Class A common stock owned by Mr. Mealy’s family members over which Mr. Mealy has voting power but no dispositive power, and 3,895 shares of Class A common stock issuable under the Director’s Plan, of which he has shared voting and shared dispositive powers when issued.

(5)	Consists of 177,778 shares of Class A common stock, 95,000 options exercisable within 60 days and 3,895 shares of Class A common stock issuable under the Directors’ Plan, all of which are subject to the 1998 voting agreement as to which Mr. Morton has waived his voting rights in connection with the merger.

(6)	Consists of 14,532 shares of Class A common stock and options exercisable within 60 days for 9,168 shares, all of which are subject to the 1998 voting agreement as to which Mr. Morton has waived his voting rights in connection with the merger.

(7)	Consists of 116,196 shares of Class A common stock and options exercisable within 60 days for 52,501 shares, all of which are subject to the 1998 voting agreement as to which Mr. Morton has waived his voting rights in connection with the merger.

(8)	On a schedule 13G filed November 19, 2004, Tontine Capital Partners, L.P., Tontine Capital Management, L.L.C., Tontine Overseas Associates, L.L.C., and Jeffrey L. Gendell (collectively “Tontine”) reported beneficial ownership of an aggregate of 268,800 shares of our Class A common stock. The address of the three entities and individual is 55 Railroad Avenue, 3rd Floor, Greenwich, Connecticut 06830. The Schedule 13G states that these beneficial owners had shared voting and dispositive powers. Mr. Morton does not have any voting power with respect to these securities. The Company’s stock records showed Tontine’s total ownership at 293,800 shares of Class A common stock on April 15, 2005.
Securities Authorized for Issuance Under Equity Compensation Plans
      The following table shows information as of December 31, 2005, about our equity compensation plans.

			Number of Securities
	Number of Securities		Remaining Available
	to be Issued	Weighted Average	for Future Issuance
	Upon Exercise of	Exercise Price of	Under Equity Compensation
	Outstanding Options,	Outstanding Options	Plans (Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	518,820		327,561
Equity compensation plans not approved by security holders	15,580	—	—

Total	534,400		327,561

      Our Non-Employee Directors Compensation Plans, adopted in 1998 without shareholder approval, reserved a small number of shares for issuance to our non-employee directors annually. Each such director was to receive a grant to receive $30,000 of shares per year (valued at the date of grant), with the shares to be issued when the director ceased to serve as a director or attained age 70. We granted each director rights to receive 3,895 shares for 1999, and we have not granted any additional rights since then. No shares have been issued under this plan.
Subsequent Change of Control
      On March 23, 2006, the Company announced its entry into a definitive merger agreement (“Merger Agreement”) dated as of March 22, 2006 that will take the Company private. The Merger Agreement and related agreements are described on Form 8-K filed with the Securities and Exchange Commission on March 23, 2006 and on Form 8-K/A filed with the Securities and Exchange Commission on March 29, 2006. Additional information related to the Merger Agreement will be included in a Schedule 14A and Schedule 13E-3 to be filed with the Securities and Exchange Commission.

Item 13.	Certain Relationships and Related Transactions
Certain Relationships and Related Transactions

Shareholders’ Agreement
      Mr. Morton, Mr. Mealy and Eastover Group, L.L.C. (“Eastover”, a limited liability company in which Mr. Mealy is the managing member) are parties to a shareholders’ agreement that was originally among Mr. Morton and Three Cities Holdings Limited and certain of its affiliates. Under the shareholders’ agreement, Mr. Mealy, Eastover, and three donees of Mr. Mealy as successors to Three Cities Holdings Limited and its and its affiliates, have granted Mr. Morton a proxy to vote all of the Class A common stock and all of the Class B common stock owned by either of them. Mr. Morton’s proxy covers all matters to be voted upon by our shareholders except:

•	the liquidation of our company;

•	any sale of all, or substantially all, of our assets; or

•	any merger or consolidation involving our company if immediately thereafter, our shareholders (including Mr. Morton) do not hold the power to vote at least 60% of the votes entitled to elect the directors of the company surviving such merger or consolidation.
      In the event that:

•	Mr. Mealy and Eastover are entitled to vote for any such sale, merger or consolidation described immediately above;

•	Mr. Mealy and Eastover fail to vote in favor of such transaction; and

•	The transaction is not approved by our shareholders;
      Mr. Morton may elect to cause Mr. Mealy and Eastover to purchase all (but not less than all) of the Class A common stock and Class B common stock then owned by Mr. Morton and his affiliates for a purchase price equal to fair market value of the assets he would have received in such proposed transaction. If Mr. Morton would have retained any stock in the proposed transaction, then the purchase price for such stock will be equal to the fair market value of such stock.
      Mr. Morton’s proxy will terminate upon the earliest of the following dates or events:

•	January 20, 2008;

•	Mr. Morton’s death or disability, as defined in his employment agreement;

•	termination of Mr. Morton’s employment with us, other than a constructive termination, as defined in his employment agreement;

•	termination of Mr. Morton’s employment by us for cause as defined in his employment agreement; or

•	if Mr. Morton’s ownership of Class A common stock falls below 1,096,425 shares, including for this purpose shares issuable upon conversion or exercise, as adjusted to reflect stock splits.
      The shareholders’ agreement also includes the following restriction on transfers of our stock:

•	Mr. Mealy, Eastover, Mr. Morton and certain of their respective affiliates will not purchase additional shares of Class A common stock or Class B common stock without the approval of both the other party and our Board of Directors.
      This limitation does not apply to the purchase of shares by Mr. Morton and certain of his affiliates pursuant to options that may be issued to Mr. Morton pursuant to our 1997 Stock Option Plan.

      The shareholders’ agreement also contains the following restrictions on transfers of Class A common stock; none of Mr. Mealy, Eastover, or Mr. Morton or certain of their respective affiliates can transfer any shares of Class A common stock without complying with the following procedure and requirements:

•	prior to making any such transfer, Mr. Mealy, Eastover, Mr. Morton and certain of the respective affiliates must give notice to the other group of its intention to make such sale and state the amount of shares proposed to be transferred;

•	if the recipient of the transfer notice does not notify the sender of the transfer notice of its intention to also sell shares of Class A common stock, the sender of the transfer notice can sell such shares in an amount up to a number agreed to by the parties pursuant to the shareholders’ agreement; and

•	if the recipient of the transfer notice notifies the sender of the transfer notice that it also intends to transfer shares of Class A common stock, both groups can transfer Class A common stock up to each group’s respective agreed upon number.
      Any transfers made pursuant to this provision must be concluded within 60 days of the date that the transfer notice is provided. The parties to the shareholders’ agreement agreed that the limitation on the number of shares either group could sell would be calculated as follows:

•	if the maximum sale number (which equals the number of shares of Class A common stock that can be sold without causing a “change in ownership,” as defined in section 283 of the Internal Revenue Code of 1986, as amended) is less than the number of shares of Class A common stock owned by Mr. Mealy, Eastover and certain of his affiliates and Mr. Morton and certain of his affiliates, each group shall be permitted to sell a number of shares equal to its pro rata share of the maximum sale number, based upon each group’s ownership of the outstanding number of shares of Class A common stock at the time;

•	if the maximum sale number is greater than the number of shares of Class A common stock owned by Mr. Mealy, Eastover and certain of his affiliates and Mr. Morton and certain of his affiliates, in the case of Mr. Mealy, Eastover and certain of his affiliates, the number of shares they can sell equals the number of shares of Class A common stock owned by them at such time; and in the case of Mr. Morton and certain of his affiliates, the number of shares they can sell equals the maximum sale number minus the number of shares of Class A common stock owned by them at such time.
      For purposes of any calculation made under these provisions, the number of shares of Class A common stock owned by Mr. Morton and certain of his affiliates is deemed to be 388,990 shares less any such shares sold by Mr. Morton and certain of his affiliates after the effectiveness of the Merger but not less than zero. The permitted number for Mr. Morton and certain of his affiliates may exceed 388,990 under this calculation.
Voting Agreement
      Commencing on January 20, 1998, and at later dates Mr. Morton entered into voting agreements with certain directors and current and former officers of our Company and our subsidiaries, and an individual who acquired shares of Class A common stock from Mr. Morton. This group currently includes Mr. Broling, Mr. Mealy, Mr. Lindemann, Mr. Harrison and all officers of our Company and of our subsidiaries who own shares of Class A common stock or hold options to purchase Class A common stock, as well as several officers who have left the employment of the Company, the three donees and one individual. Under the voting agreement, these individuals granted Mr. Morton an irrevocable proxy to vote their shares of Class A common stock (including shares subsequently obtained upon the exercise of options) on all matters presented to our shareholders for a vote. We expect that future options granted to our officers and officers of our subsidiaries will be subject to this voting agreement. The proxy terminates upon the earliest of:

•	January 20, 2008;

•	Mr. Morton’s death or disability, as defined in his employment agreement;

•	Mr. Morton’s terminating his employment with us, other than a constructive termination, as defined in his employment agreement; or

•	our termination of Mr. Morton’s employment for cause, as defined in his employment agreement.
      As of March 31, 2006, the voting agreement applies to 897,906 outstanding shares of Class A common stock, options to purchase 518,820 shares of Class A common stock, of which 515,486 are exercisable or become exercisable within 60 days of March 31, 2006, and 7,790 Director Shares. Mr. Morton has waived the application of the Voting Agreement in the vote on the merger described in Item 12 under the heading “Subsequent Change of Control.”

Item 14.	Principal Accountant Fees and Services
Audit Fees
      KPMG LLP, the Company’s independent registered public accounting firm in 2005 and 2004, billed the Company aggregate fees of approximately $429,000 and $432,000 for professional services provided in connection with the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2005 and 2004 respectively, and for reviews of the financial information included in the Company’s quarterly reports on Form 10-Q for the first three quarters of these fiscal years.
Audit-Related Fees
      During the fiscal years ended December 31, 2005, and 2004, KPMG did not bill the Company for any audit-related services. Audit-related fees are those that are reasonably related to the performance of the audit or review of our financial statements that are not included in the audit fees disclosed above.
Tax Fees
      KPMG billed the Company aggregate fees of $45,000 and $42,000 for tax services provided in the fiscal years ended December 31, 2005 and 2004, respectively. These fees resulted primarily from the preparation of the Company’s tax returns for the fiscal years ended December 31, 2004 and 2003, and assistance with sales tax recoveries and advice about employee payroll tax matters. The Audit Committee of the Board of Directors considered these activities to be compatible with the maintenance of KPMG’s independence.
All Other Fees (Including Financial Information Systems Design and Implementation Fees)
      During the fiscal years ended December 31, 2005 and 2004, the Company did not engage KPMG to perform any services other than the audit, audit-related, and tax services described above.
      The Audit Committee approves any engagement of auditors in advance of the engagement.

Report of the Audit Committee of the Board of Directors
      The Audit Committee of the Board has two members, each of whom the Company and the Board of Directors believe is “independent” as NASD Rule 4200(a)(14) defines such term. The Committee is responsible for providing independent, objective oversight of the Company’s accounting functions and internal controls. The Audit Committee operates under a written charter that was approved by the Board of Directors. A copy of the charter was attached to our proxy statement for our 2005 annual meeting.
      Management is responsible for the Company’s internal controls and financial reporting process. The independent accountants are responsible for performing an independent audit and expressing an opinion on the conformity of the Company’s consolidated financial statements with generally accepted accounting principles.
      In connection with these responsibilities, the Audit Committee met with the Company’s management and independent accountants to review and discuss the Company’s December 31, 2005 financial statements. The Audit Committee also discussed with the independent accountants the matters required by Statement on Auditing Standards No. 61 (Communications with Audit Committees). The Audit Committee received written disclosures from the independent accountants required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and the Audit Committee discussed with the independent accountants that firm’s independence.
      Based on the Audit Committee’s review and discussions with management and the independent accountants discussed above, the Audit Committee recommended that the Board of Directors include the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission.
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

c. Consolidated Statements of Operations for the years ended December 31, 2003, 2004 and 2005

d. Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2003, 2004 and 2005

e. Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2004 and 2005

f. Notes to Consolidated Financial Statements

2. Financial Statement Schedules

The following financial statement schedule of the Company is included in Item 8:

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2003, 2004 and 2005

Filed
		Exhibit Number and Document Title	Incorporated by Reference to	Herewith

2.1 and 10.1	—	Agreement and Plan of Merger Between MLX Corp. and Morton Metalcraft Holding Co., dated as of October 20, 1997	Annex B to the Definitive Proxy Statement on Schedule 14A filed by MLX Corp. with the Securities and Exchange Commission (“SEC”) on January 6, 1998.
2.2 and 10.2	—	Securities Purchase Agreement Among MLX Corp. and Security Holders of Morton Metalcraft Holding Co., dated as of October 20, 1997	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
2.3 and 10.65	—	Agreement and Plan of Merger among Morton Industrial Group, Inc., MMC Precision Holdings Corp. and MMC Precision Merger Corp. dated as of March 22, 2006	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on March 23, 2006
3.1 and 4.1	—	Articles of Incorporation of the registrant as Amended prior to January 20, 1998	MLX Corp. Form 10-Q for the quarter ended June 30, 1993 Exhibit 3 to Morton Industrial Group, Inc.
3.2 and 4.2	—	Articles of Amendment to Articles of Incorporation of the Registrant Effective January 20, 1998	Report on Form 8-K filed with the SEC on February 4, 1998
3.2 and 4.2	—	Bylaws of the Registrant, as Amended	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.7	—	Limited Indemnification Agreement dated as of October 20, 1997, among MLX Corp., William D.Morton, and Other Morton Metalcraft Shareholders and Option Holders	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.10	—	Lease between Agracel, Inc., and Morton Metalcraft Co. dated November 6, 1996.	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.11	—	Employment Agreement dated as of January 20, 1998, between the Registrant and William D. Morton	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.12	—	Employment Agreement dated as of January 20, 1998, between the Registrant and Daryl R. Lindemann	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.13	—	MLX Corp. 1997 Stock Option Plan	Appendix C to the Definitive Proxy Statement on Schedule 14A filed by MLX Corp. with the SEC on January 6, 1998.
10.14	—	MLX Corp. 1995 Stock Option Plan	MLX Corp. Definitive Proxy Statement on Schedule 14A for the 1995 Annual Meeting of Stockholders

Filed
		Exhibit Number and Document Title	Incorporated by Reference to	Herewith

10.15	—	Master Lease Agreement between Morton Metalcraft Co. and General Electric Capital Corporation dated August 7, 1996	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.16	—	Guaranty of Master Lease Agreement by Morton Metalcraft Holding Co., dated August 7, 1996	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.23	—	Death Benefit Agreement between Morton Metalcraft Co. and William D. Morton	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.24	—	Salary Continuation Agreement between Morton Metalcraft Co. and William D. Morton dated February 26, 1996.	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.26	—	Stock Purchase Agreement among the Company, Joseph T. Buie, Jr., and Ernest J. Butler, dated April 8, 1998.	Exhibit 10.2 to Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on April 14, 1998
10.27	—	Non-negotiable Promissory Note (subordinated) of the Company, Joseph T. Buie, Jr., dated April 8, 1998.	Exhibit 10.3 to Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on April 14, 1998
10.28	—	Non-negotiable Promissory Note (subordinated) of the Company to Ernest. J. Butler, dated April 8, 1998.	Exhibit 10.4 to Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on April 14, 1998
10.41	—	Amended and Restated Agreement with Harris Trust and Savings Bank, As Agent	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on April 1, 2002
10.42	—	First Amendment to Amended and Restated Agreement with Harris Trust and Savings Bank, As Agent	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on March 31, 2003
10.43	—	Second Amendment to Amended and Restated Agreement with Harris Trust and Savings Bank, As Agent	Exhibit 99.2 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on March 31, 2003
10.44	—	Third Amendment to Amended and Restated Agreement with Harris Trust and Savings Bank, As Agent	Exhibit 99.3 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on March 31, 2003
10.45	—	Asset Purchase Agreement between Morton Custom Plastics, LLC and Wilbert, Inc.	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 10-Q filed with SEC on November 4, 2002
10.47	—	Fourth Amendment to Amended and Restated Credit Agreement with Harris Trust & Savings Bank, As Agent	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 10-Q filed with SEC on August 11, 2003.
10.48	—	Fifth Amendment to Amended and Restated Credit Agreement with Harris Trust & Savings Bank, As Agent	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 8-K filed with SEC on December 29, 2003.

Filed
		Exhibit Number and Document Title	Incorporated by Reference to	Herewith

10.49	—	Sixth Amendment to Amended and Restated Credit Agreement with Harris Trust & Savings Bank, As Agent	Exhibit 10.49 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on March 30, 2004
10.50	—	Second Amended and Restated Credit Agreement	Exhibit 10.50 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on March 30, 2004
10.51	—	Note and Warrant Purchase Agreement	Exhibit 10.51 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on March 30, 2004
10.52	—	Settlement Agreement	Exhibit 99.2 to Morton Industrial Group, Inc. Report on Form 8-K filed with SEC on December 29, 2003.
10.53	—	Stock Redemption Agreement	Exhibit 99.3 to Morton Industrial Group, Inc. Report on Form 8-K filed with SEC on December 29, 2003.
10.54	—	Agreement with Innovative Injection Technologies, Inc.	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 8-K/A filed with SEC on July 7, 2003.
10.55	—	First Amendment to Agreement with Innovative Injection Technologies, Inc.	Exhibit 99.2 to Morton Industrial Group, Inc. Report on Form 8-K/A filed with SEC on July 7, 2003.
10.56	—	Investor Rights Agreement	Exhibit 10.56 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on March 30, 2004
10.57	—	First Amendment to the Second Amended and Restated Credit Agreement	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 10-Q filed with SEC on August 6, 2004
10.58	—	Amended and Restated Note and Warrant Purchase Agreement	Exhibit 99.2 to Morton Industrial Group, Inc. Report on Form 10-Q filed with SEC on August 6, 2004
10.59	—	Amendment to By-Laws	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 8-K filed with SEC on December 14, 2004
10.60	—	Second Amendment to Second Amended and Restated Credit Agreement	Exhibit 10.60 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on March 31, 2006
10.61	—	First Amendment to Amended and Restated Note and Warrant Purchase Agreement	Exhibit 10.61 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on March 31, 2006
10.62	—	Third Amendment to Second Amended and Restated Credit Agreement	Exhibit 10.62 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on March 31, 2006
10.63	—	Fourth Amendment to Amended and Restated Credit Agreement	Exhibit 10.63 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on March 31, 2006

Filed
		Exhibit Number and Document Title	Incorporated by Reference to	Herewith

10.64	—	Second Amendment to Amended and Restated Note and Warrant Purchase Agreement	Exhibit 10.64 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on March 31, 2006
10.65	—	Agreement and Plan of Merger among Morton Industrial Group, Inc., MMC Precision Holdings Corp. and MMC Precision Merger Corp. dated as of March 22, 2006	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on March 23, 2006
13	—	Annual Report	Exhibit 13 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on March 31, 2006
16.2	—	Letter re: change in certifying accountant	Exhibit 16.1 to Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on February 18, 1999
21.1	—	Subsidiaries of Registrant	Exhibit 21.1 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on March 31, 2006
23.1	—	Consent of independent registered public accounting firm		X
31.1	—	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	—	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	—	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
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
      Form 8-K was filed on March 31, 2006 related to the Company’s earnings release for the year and quarterly period ended December 31, 2005.
      Form 8-K was filed on April 4, 2006 describing a complaint filed in the Superior Court of Fulton County, Georgia against Morton Industrial Group, Inc., the members of the Company’s board of directors and others.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORTON INDUSTRIAL GROUP, INC.

By:	/s/ WILLIAM D. MORTON

William D. Morton
Chairman, Chief Executive Officer and President
Dated: April 24, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ WILLIAM D. MORTON William D. Morton	Chairman, Chief Executive Officer and President	April 24, 2006

/s/ DARYL R. LINDEMANN Daryl R. Lindemann	Chief Financial Officer and Secretary	April 24, 2006

/s/ FRED W. BROLING Fred W. Broling	Director	April 24, 2006

/s/ MARK W. MEALY Mark W. Mealy	Director	April 24, 2006

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