Form 10-Q
period 2006-04-01
MORTON INDUSTRIAL GROUP INC
filed 2006-05-16
CIK 64247

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 1, 2006
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
April 25, 2006
Class A Common Stock, $.01 par value	4,880,878
Class B Common Stock, $.01 par value	100,000

ITEM 1. FINANCIAL STATEMENTS.
MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
April 1, 2006 and December 31, 2005
(Dollars in thousands, except per share data)

	April 1, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Trade accounts receivable, less allowance for doubtful accounts of $130 in 2006 and $192 in 2005	$18,588	12,714
Unbilled receivables	604	801
Inventories	21,278	20,631
Prepaid expenses and other current assets	1,493	824
Deferred income taxes	2,583	2,583

Total current assets	44,546	37,553

Property, plant, and equipment, net	24,965	23,432
Intangible assets, at cost, less accumulated amortization	556	570
Deferred income taxes	10,617	10,617
Other assets	1,499	1,622

	$82,183	73,794

Liabilities and Stockholders’ Equity

Current liabilities:
Outstanding checks in excess of bank balance	$2,045	3,050
Current installments of long-term debt	10,225	7,139
Accounts payable	22,875	19,295
Accrued payroll and payroll taxes	3,054	2,226
Accrued expenses	2,371	2,416
Income taxes payable	791	499
Redeemable preferred stock	350	500

Total current liabilities	41,711	35,125
Long-term debt, excluding current installments	31,197	31,764
Other liabilities	250	250
Redeemable preferred stock	1,984	2,834
Warrants payable	2,897	2,872

Total liabilities	78,039	72,845

Stockholders’ equity:
Class A common stock — $0.01 par value. Authorized 20,000,000 shares; issued and outstanding 4,880,878 in 2006 and 2005	49	49
Class B common stock — $0.01 par value. Authorized 200,000 shares; issued and outstanding 100,000 in 2006 and 2005	1	1
Additional paid-in capital	20,947	20,947
Accumulated deficit	(16,853)	(20,048)

Total stockholders’ equity	4,144	949

	$82,183	73,794

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the Three Months Ended April 1, 2006 and April 2, 2005
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended
	April 1, 2006	April 2, 2005
Net sales	$53,599	54,123
Cost of sales	45,477	46,989

Gross profit	8,122	7,134

Operating expenses:
Selling expenses	794	783
Administrative expenses	3,377	2,756

Total operating expenses	4,171	3,539

Operating income	3,951	3,595

Other income (expense):
Interest expense	(1,331)	(1,284)
Gain on redemption of redeemable preferred stock	850	850
Other	—	40
Total other expense	(481)	(394)

Earnings before income taxes	3,470	3,201
Income taxes	275	200

Net earnings	$3,195	3,001

Earnings per share of common stock — basic:	$0.64	0.62

Earnings per share of common stock — diluted:	$0.54	0.50

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For The Three Months Ended April 1, 2006 and April 2, 2005
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	April 1, 2006	April 2, 2005
Cash flows from operating activities:
Net earnings	$3,195	3,001
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization of plant and equipment and intangible assets	1,327	1,519
Other amortization and accretion	339	380
Provision for bad debts	15	40
Unrealized gain on derivative instruments	(34)	(156)
Gain on redemption of preferred stock	(850)	(850)
Gain on sale of plant and equipment	(5)	—
Changes in operating assets and liabilities:
Increase in trade accounts receivable	(5,889)	(6,925)
Decrease (increase) in unbilled receivables	197	(1,964)
Increase in inventories	(647)	(424)
Increase in prepaid expenses and other assets	(660)	(367)
Increase in accounts payable	3,580	4,874
Increase in income taxes payable	292	140
Increase in accrued expenses and other liabilities	817	115

Net cash provided by (used in) operating activities	1,677	(617)

Cash flows from investing activities:
Capital expenditures	(3,050)	(1,144)
Proceeds from sale of property and equipment	209	20
Payment received on note receivable for sale of business	—	101

Net cash used in investing activities	(2,841)	(1,023)

Cash flows from financing activities:
Increase (decrease) in checks issued in excess of bank balance	(1,005)	259
Net borrowings on revolving debt	3,200	2,250
Principal payments on long-term debt and capital leases	(881)	(703)
Redemption of preferred stock	(150)	(150)
Proceeds from options exercised	—	22
Debt issuance costs	—	(38)

Net cash provided by financing activities	1,164	1,640

Net change in cash	—	—

Cash at beginning of period	—	—

Cash at end of period	$—	—

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$934	1,018

Income taxes	90	61

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity (Deficit)
For the Three Months Ended April 1, 2006
(Dollars in thousands)
(Unaudited)

	Class A		Class B
	common stock		common stock		Additional
	Shares		Shares		paid-in	Accumulated
	issued	Amount	issued	Amount	capital	deficit	Total
Balance, December 31, 2005	4,880,878	$49	100,000	$1	$20,947	$(20,048)	$949
Net earnings	—	—	—	—	—	3,195	3,195

Balance, April 1, 2006	4,880,878	$49	100,000	$1	$20,947	$(16,853)	$4,144

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended April 1, 2006 and April 2, 2005
(Unaudited)
(1) Merger Agreement Disclosure
          On March 22, 2006, Morton Industrial Group, Inc. (“the Company”) entered into an Agreement and Plan of Merger (“Merger Agreement”) under which MMC Precision Merger Corp. (“Merger Sub”), a wholly owned subsidiary of MMC Precision Holdings Corp. (“Parent”), will merge with and into the Company with the Company being the surviving corporation and a direct wholly owned subsidiary of Parent. The shareholders of Parent will include a private equity fund that is an affiliate of Brazos Private Equity Partners, LLC, which will hold a majority of the shares of Parent, and five persons who are (i) William D. Morton, the Company’s Chairman, President and Chief Executive Officer, (ii) through his affiliate Eastover Group, LLC, Mark W. Mealy, a director of the Company, (iii) Daryl R. Lindemann, the Company’s Senior Vice President of Finance, (iv) Brian L. Geiger, Senior Vice President of Operations of Morton Metalcraft Co., and (v) Brian R. Doolittle, Senior Vice President of Sales and Engineering of Morton Metalcraft Co.. In the Merger, each outstanding share of common stock of the Company, other than shares to be contributed to Parent by Mr. Morton, Mr. Mealy, and the other three officers concurrently with the closing of the Merger, will be converted to the right to receive $10.00 cash per share.
          Additional information related to the Merger Agreement is included in Schedule 14A and Schedule 13E-3 filed with the Securities and Exchange Commission on April 26, 2006.
(2) Nature of Business
     Morton Industrial Group, Inc. and subsidiaries is a contract manufacturer and supplier of high-quality fabricated sheet metal components and subassemblies for construction, agricultural and industrial equipment manufacturers located primarily in the Midwestern and Southeastern United States. Sales for the first three months of 2006 were approximately as follows: construction—60%, agricultural—15% and industrial—25%. The Company’s raw materials are readily available, and the Company is not dependent on a single supplier or only a few suppliers.
(3) Interim Financial Data
     The Condensed Consolidated Financial Statements at April 1, 2006, and for the three months ended April 1, 2006 and April 2, 2005, are unaudited and reflect all adjustments, consisting of normal recurring accruals and other adjustments which, in the opinion of our management, are necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods indicated. Our fiscal quarters end on a Saturday (nearest to a quarter end) except for the fourth quarter which ends on December 31. For the quarter ended April 1, 2006 there were 64 shipping days, with average daily net sales of approximately $837,500, and for the quarter ended April 2, 2005 there were 65 shipping days, with average daily net sales of approximately $832,700. Results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal year. You should read the condensed consolidated financial statements in connection with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations of Morton Industrial Group, Inc. contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed on March 31, 2006 and also in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005, as filed on April 25, 2006.

(4) Inventories
     The Company’s inventories, in thousands of dollars, are summarized as follows:

	April 1,	December 31,
	2006	2005
Finished goods	$9,226	$9,025
Work-in-process	4,390	4,082
Raw materials	7,662	7,524

	$21,278	$20,631

(5) Earnings Per Share
     The following reflects the reconciliation of the components of the basic and diluted earnings per common share computations:

	Quarter Ended April 1, 2006			Quarter Ended April 2, 2005
	Earnings	Shares	Per Share	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic	$3,195,000	4,980,878	$0.64	$3,001,000	4,865,968	$0.62
Effect of dilutive securities, stock options and warrants		905,534	(0.10)		1,078,896	(0.12)

Diluted	$3,195,000	5,886,412	$0.54	$3,001,000	5,944,864	$0.50

(6) Segment Reporting
     We have only one segment — the contract metals fabrication segment.
(7) Debt and Warrants
March 26, 2004 Refinancing and Subsequent Amendments
          On March 26, 2004, the Company entered into a Second Amended and Restated Credit Agreement with a syndicate of banks led by Harris Trust and Savings Bank, As Agent (referred to as the Harris syndicate), and entered into a Note and Warrant Purchase Agreement with BMO Nesbitt Burns Capital (U.S.) Inc., As Agent. Under the terms of these agreements and subsequent amendments, as of April 1, 2006 the Company has:
     1) A four-year secured term loan in the original principal amount of $21,000,000 with variable rate interest; principal payments are due in quarterly installments of $500,000 from June 30, 2004 through March 31, 2005, and $750,000 from June 30, 2005 through December 31, 2007, with the balance of $6,427,500 due on March 31, 2008. In addition, mandatory principal payments of $2,365,500 related to an asset sale and excess cash flow have been made during the period through April 1, 2006. The term loan requires an additional excess cash flow repayment of $1,957,500 to be paid on May 31, 2006. The excess cash flow payments are equal to 75% of the amount by which earnings before interest, income taxes, depreciation and amortization (EBITDA) exceed interest expense paid in cash, income taxes paid in cash, principal payments on all indebtedness and capital expenditures. Excess cash flow payments of $3,100,000 are estimated to become due on March 31, 2007. Accordingly, this estimated amount is included in current installments of long-term debt.

     2) A secured revolving credit facility with a limit of $18,000,000, with variable rate interest. At April 1, 2006, the Company has a revolving credit balance of $12,900,000 and availability of $3,013,000 under this facility. The balance is due March 31, 2008. The amount available under the revolving credit facility is limited to 85% of eligible accounts receivable and 60% of eligible inventories. The facility requires a commitment fee of 0.50% per annum on the unused portion of the facility.
     At the Company’s option, for both the secured term loan and the secured revolving credit facility, interest will be at either a bank base rate plus applicable margin, or an adjusted LIBOR rate plus an applicable margin. At inception, the bank rate plus applicable margin was 6.75% and the adjusted LIBOR rate plus applicable margin was 5.35%. At April 1, 2006, those rates were 9.25% and 7.81%, respectively.
     The Company entered into a swap agreement effective June 30, 2004 related to $10,750,000 (the original notional amount) of its term debt. The swap agreement is for the purpose of limiting the effects of interest rate increases on approximately one-half of the Company’s variable rate term debt. Under this agreement, the Company pays a fixed rate of 3.72% on the notional amount, which is payable quarterly. In accordance with the term loan agreement, the Company also pays an interest margin which adjusts in steps based on achieved operating and leverage metrics (3.5% during the first three months of 2006, and then reducing to 3.00%). The notional amount as of April 1, 2006 was $8,500,000. The swap agreement expires March 31, 2008.
     3) Senior secured subordinated notes totaling $12,000,000 with cash interest of 12% and payment-in-kind interest of 2% and 4% with no principal amortization, and the balances due March 26, 2009. This debt is subordinated to the secured term loan and the revolving credit facility with respect to both payment and lien priority. The balance as of April 1, 2006 is $12,883,700.
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
          The Company estimated the fair value of the warrants as of April 1, 2006, to be $2,897,000. This estimate is reported as warrants payable in the accompanying consolidated balance sheets. The fair value allocated to the warrants at the date of issue of $1,500,000 resulted in the recognition of an equal amount of debt discount, which is being amortized using the effective yield method over 5 years, the term of the related senior secured subordinated note. The Company reports the warrants at fair value and records changes in the fair value as interest expense. At April 1, 2006, the estimate of fair value represents the amount that is expected to be paid to warrant holders in connection with the merger described in Note 1 above.
          The stock purchase warrant includes provisions that will reduce the number of warrants that can be put to the Company if a) a change of control occurs prior to 5 years from the date of issue and the Company achieves specified net equity levels; or b) if a change of control has not occurred prior to 5 years from the date of issue and the Company achieves specified EBITDA (earnings before interest, taxes, depreciation and amortization) levels. The number of warrants could be reduced to any one of several levels, but no lower than 290,278. For the years ended December 31, 2004 and 2005, the Company achieved the EBITDA level that would reduce the maximum number of warrants outstanding. As a result, the maximum number of warrants that may be put or exercised has been reduced to 415,128.
          The Company has provided bank letters of credit totaling approximately $2,087,000 to two creditors. One letter of credit is in support of operating lease payments; this letter of credit is for $388,000 and will be in effect through the entire term of certain leases that expire in December 2011, unless released earlier; the other letters of credit, in the aggregate amount of $1,699,000 support future potential payments by the Company related to workers’ compensation claims. These letters of credit will renew on an annual basis until the need for the letters of credit expires. Based on workers’ compensation claims experience, the amount of these letters of credit is subject to adjustment on December 31, 2006. The outstanding letters of credit decrease, on a dollar-for-dollar basis, the amount of revolving line of credit available under the secured revolving credit facility. In connection with these credit facilities, the Company has granted the lenders a lien on all of the Company’s accounts receivable, inventories, equipment, land and buildings, and various other assets. These agreements contain restrictions on capital expenditures, additional debt or liens, investments, mergers and acquisitions, and asset sales and prohibit payments such as dividends or stock repurchases. These agreements also contain financial covenants, including a total funded debt/EBITDA ratio, a total senior funded debt/EBITDA ratio, a minimum EBITDA ratio, and a fixed charge coverage ratio. As of April 1, 2006, we were in compliance with all debt covenants, as amended.

(8) Stock Option Plan
     In December 2004, Statement of Financial Accounting Standards (SFAS) No. 123R (revised 2004), “Share-Based Payment” was issued. SFAS No. 123R addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. This Statement is a revision to Statement 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. Statement No. 123R requires the fair value of all stock option awards issued to employees to be recorded as compensation expense over the related vesting period. This Statement also requires the recognition of compensation expense relating to the remaining portion of the fair value of any unvested stock option awards outstanding at the date of adoption, as the options vest. This Statement was adopted by the Company effective January 1, 2006, as permitted by rules adopted by the Securities and Exchange Commission. The adoption of Statement 123R will result in the recognition of compensation costs for stock options of $27,000 during calendar year 2006. Prior to January 1, 2006, the Company accounted for its stock option plan under APB Opinion No. 25 (as described above).
(9) Impact of Recently Issued Accounting Standards
          In December 2004, SFAS No. 151, “Inventory Costs” was issued. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under this Statement, such items will be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement was adopted January 1, 2006, and had no impact on the Company’s financial statements.
          In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections” was issued. SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless impractical to do so. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. This Statement is effective for the Company for any accounting changes and error corrections occurring after January 1, 2006. This adoption had no impact on the Company’s financial statements.
(10) Redeemable Preferred Stock
     Pursuant to a 1999 agreement to purchase certain assets of Worthington Custom Plastics, Inc. (“Worthington”), the Company issued 10,000 shares of its preferred stock, without par value, to Worthington. The preferred stock was mandatorily redeemable on April 15, 2004 at $1,000 per share. The preferred stock was valued at $4,250,000 at the time of the acquisition and the discount was accreted over a five-year period using the effective yield method. The period of accretion was completed in April 2004.
     The Company and Worthington entered into a stock redemption agreement, dated December 23, 2003, that provides for 30 monthly redemption payments of $50,000 each over a three-year period (10 payments each year in 2004, 2005 and 2006) to redeem all of the preferred stock. Each payment redeems 333 (or 334) shares of the 10,000 shares outstanding and will result in a gain on redemption of $283,000 (or $284,000). Redemption payments made each month during the three month periods ended April 1, 2006 and April 2, 2005 resulted in the “gain on redemption of redeemable preferred stock” of $850,000 which is reported in the accompanying condensed consolidated statements of operations. If shares are not redeemed in accordance with the provisions of this agreement, the redemption price remains at $1,000 per share. As part of this agreement, all litigation between the Company and Worthington was settled and dismissed.
(11) Unbilled Receivables
     Beginning in 2004, the Company incurred increased costs for the purchase of raw materials as a result of dynamic changes in the U.S. steel markets. The Company’s supplier agreements with key customers allow surcharges for the pass-through of the additional raw material costs. The Company recognized as net sales, and also recognized an identical amount as cost of sales, surcharge amounts of approximately $1.9 million and $9.6 million for the three-month periods ended April 1, 2006 and April 2, 2005, respectively. The Company has classified unbilled surcharges in the accompanying condensed consolidated balance sheet as “unbilled receivables”. The surcharges are generally invoiced to the Company’s customers within weeks following the month end in which the related product is sold. As of April 1, 2006, the unpaid amount of billed surcharges included in accounts receivable is $740,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis describes changes in the Company’s financial condition since December 31, 2005. The analysis of results of operations compares the quarters ended April 1, 2006 and April 2, 2005. Any references to December 31, 2005 relates to data found in either Form 10-K as filed with the Securities and Exchange Commission on March 31, 2006 or the Form 10-K/A as filed with the Securities and Exchange Commission on April 25, 2006.
GENERAL
     We are a contract manufacturer of highly engineered metal components and subassemblies for construction, industrial and agricultural original equipment manufacturers. Our largest customers, Caterpillar Inc. and Deere & Co., accounted for approximately 89% of our net sales for the three-month period ended April 1, 2006, and accounted for approximately 91% and 87% of our net sales for the years ended December 31, 2005 and 2004, respectively.
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
     Since June 2003, the Company has focused solely on its core business, sheet metal fabrication (the Company’s continuing operations). The Company recognized earnings of over $11.7 million, $12.7 million and $1.2 million from its continuing operations in 2005, 2004 and 2003, respectively, but had incurred losses from its continuing operations in 2001 and 2002 when demand by the Company’s customers was depressed. These losses from continuing operations as well as the acquisition and subsequent disposition of certain plastics facilities created pressure on our liquidity. The $11.7 million and $12.7 million of net earnings in 2005 and 2004 included gain on the redemption of preferred stock of $2.8 million in both years and an income tax benefit of $4.0 million and $5.8 million in 2005 and 2004, respectively.
     To take advantage of the potential for growth in 2004 and beyond, and to be able to effectively serve our customers, we had to be able to ensure an adequate flow of raw materials into our production processes, be able to hire and train additional employees and be able to fund our need for new manufacturing equipment and meet our other working capital needs. Accordingly, the Company entered into a new credit facility in March 2004, and amendments to that facility in June 2004 and February 2005 that are described below. The new credit facility (March 2004) provided additional availability at the closing of approximately $5 million, and a June 2004 amendment provided $1 million of additional availability. Management believes that the new credit facility will permit the Company to meet its liquidity requirements driven by raw material, manpower and capital expenditure requirements through the term of the facility, which matures in March 2008.
     As indicated in Note 1, Merger Agreement Disclosure above, the Company entered into a Merger Agreement that will take the Company private and recapitalize the Company.
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

RESULTS OF OPERATIONS
First quarter, 2006 versus first quarter, 2005
     Net sales for the quarter ended April 1, 2006 were $53.6 million compared to $54.1 million for the quarter ended April 2, 2005, a decrease of $0.5 million or 1.0%. Although sales dollars decreased, unit volume increased; a decrease in raw material costs for the comparable quarters is reflected in the unit sales prices. Our construction-related revenues decreased by approximately $1.0 million for the comparable quarters and accounted for nearly 60% of our first quarter revenue. Industrial related revenues increased $3.2 million and agricultural-related revenues decreased by approximately $1.9 million for the comparable quarters. In addition, sales for the quarter ended April 1, 2006 included surcharges passed through to our customers of approximately $1.9 million, compared to $9.6 million for the quarter ended April 2, 2005.
     Sales to Caterpillar and Deere aggregated approximately 89% and 88% of our net sales for the first quarters of 2006 and 2005, respectively.
     Gross profit for the quarter ended April 1, 2006 was $8.1 million compared with $7.1 million for the quarter ended April 2, 2005, an increase of $1.0 million or 13.8%. The Company’s gross profit percentage increased to 15.2% from 13.2%; also note that the gross profit percentages for the quarters ended April 1, 2006 and April 2, 2005 were reduced 0.5% and 2.8% by passing through to customers, at cost with no margin, the increased steel costs described in Note 11 above. Excluding the impact of passing these costs through to customers at no margin, the gross profit percentage would have increased to 15.7% and 16.0% for the first quarters of 2006 and 2005, respectively. The increase in margin dollars is a result of the Company’s continuing focus on cost savings programs including 6 Sigma and various lean manufacturing concepts which have resulted in improved raw material utilization and more efficient labor productivity. We use internal metrics to measure our success in achieving various productivity, quality, on-time delivery and profitability goals.
     Selling and administrative expenses for the quarter ended April 1, 2006 amounted to $4.2 million, or 7.8% of sales, compared with $3.5 million, or 6.5% of sales in the same quarter a year ago. This increased expense and percentage relates primarily to a higher unit sales volume, and expenses relating to the merger (see Note 1).
     Interest expense for both the quarters ended April 1, 2006 and April 2, 2005 was approximately $1.3 million. Higher interest rates in the first quarter of 2006 vs. the first quarter of 2005 resulted in slightly higher interest amounts on the term loan and revolving loan. Interest expense for the quarters ended April 1, 2006 and April 2, 2005 also includes $75,560 and $93,800, respectively, of debt discount amortization and adjustments of $24,844 and $144,000, related to the valuation of the warrants liability, partially offset by a favorable mark-to-market adjustments of $34,473 and $156,200, respectively, on its interest rate swap agreements described above.
     As a result of a preferred stock settlement agreement, the Company made three preferred stock redemption payments during both the three-month periods ended April 1, 2006 and April 2, 2005, which resulted in the “gain on redemption of redeemable preferred stock” of $850,000 in the accompanying condensed consolidated statements of operations.
     For the three month periods ended April 1, 2006 and April 2, 2005, we recognized income tax expense of $275,000 and $200,000, respectively, related to state income taxes and the Federal alternative minimum tax. For Federal income taxes, we have utilized net operating loss carry forwards to the extent of taxable income, and decreased the valuation allowance accordingly.
LIQUIDITY AND CAPITAL RESOURCES
     Historically, we have funded our business with cash flows from operations, management of our working capital and borrowings under revolving credit and term loan facilities.
     Our consolidated working capital at April 1, 2006 was $2.8 million compared to $2.4 million at December 31, 2005. This represents an increase in working capital of approximately $0.4 million. This working capital increase results primarily from $5.9 million of increased accounts receivable related to increased sales in the first quarter of 2006 compared to the fourth quarter of 2005, offset by increased accounts payable and accrued expenses and an increase in current installments of long-term debt of $3.1 million related to an excess cash flow payment due in March 2007. The increased current assets are financed by the revolving line of credit which is classified as long-term debt.

March 26, 2004 Refinancing and Subsequent Amendments
          On March 26, 2004, the Company entered into a Second Amended and Restated Credit Agreement with a syndicate of banks led by Harris Trust and Savings Bank, As Agent (referred to as the Harris syndicate), and entered into a Note and Warrant Purchase Agreement with BMO Nesbitt Burns Capital (U.S.) Inc., As Agent. Under the terms of these agreements and subsequent amendments, as of April 1, 2006 the Company has:
     1) A four-year secured term loan in the original principal amount of $21,000,000 with variable rate interest; principal payments are due in quarterly installments of $500,000 from June 30, 2004 through March 31, 2005, and $750,000 from June 30, 2005 through December 31, 2007, with the balance of $6,427,500 due on March 31, 2008. In addition, mandatory principal payments of $2,365,500 related to an asset sale and excess cash flow have been made during the period through April 1, 2006. The term loan requires an additional excess cash flow repayment of $1,957,500 to be paid on May 31, 2006. The excess cash flow payments are equal to 75% of the amount by which earnings before interest, income taxes, depreciation and amortization (EBITDA) exceed interest expense paid in cash, income taxes paid in cash, principal payments on all indebtedness and capital expenditures. Excess cash flow payments of $3,100,000 are estimated to become due on March 31, 2007. Accordingly, this estimated amount is included in current installments of long-term debt.
     2) A secured revolving credit facility with a limit of $18,000,000, with variable rate interest. At April 1, 2006, the Company has a revolving credit balance of $12,900,000 and availability of $3,013,000 under this facility. The balance is due March 31, 2008. The amount available under the revolving credit facility is limited to 85% of eligible accounts receivable and 60% of eligible inventories. The facility requires a commitment fee of 0.50% per annum on the unused portion of the facility.
     At the Company’s option, for both the secured term loan and the secured revolving credit facility, interest will be at either a bank base rate plus applicable margin, or an adjusted LIBOR rate plus an applicable margin. At inception, the bank rate plus applicable margin was 6.75% and the adjusted LIBOR rate plus applicable margin was 5.35%. At April 1, 2006, those rates were 9.25% and 7.81%, respectively.
     The Company entered into a swap agreement effective June 30, 2004 related to $10,750,000 (the original notional amount) of its term debt. The swap agreement is for the purpose of limiting the effects of interest rate increases on approximately one-half of the Company’s variable rate term debt. Under this agreement, the Company pays a fixed rate of 3.72% on the notional amount, which is payable quarterly. In accordance with the term loan agreement, the Company also pays an interest margin which adjusts in steps based on achieved operating and leverage metrics (3.5% during the first three months of 2006, and then reducing to 3.00%). The notional amount as of April 1, 2006 was $8,500,000. The swap agreement expires March 31, 2008.
     3) Senior secured subordinated notes totaling $12,000,000 with cash interest of 12% and payment-in-kind interest of 2% and 4% with no principal amortization, and the balances due March 26, 2009. This debt is subordinated to the secured term loan and the revolving credit facility with respect to both payment and lien priority. The balance as of April 1, 2006 is $12,883,700.
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
          The Company estimated the fair value of the warrants as of April 1, 2006, to be $2,897,000. This estimate is reported as warrants payable in the accompanying consolidated balance sheets. The fair value allocated to the warrants at the date of issue of $1,500,000 resulted in the recognition of an equal amount of debt discount, which is being amortized using the effective yield method over 5 years, the term of the related senior secured subordinated note. The Company reports the warrants at fair value and records changes in the fair value as interest expense. At April 1, 2006, the estimate of fair value represents the amount that is expected to be paid to warrant holders in connection with the merger described in Note 1 above.
          The stock purchase warrant includes provisions that will reduce the number of warrants that can be put to the Company if a) a change of control occurs prior to 5 years from the date of issue and the Company achieves specified net equity levels; or b) if a change of control has not occurred prior to 5 years from the date of issue and the Company achieves specified EBITDA (earnings before interest, taxes, depreciation and amortization) levels. The number of warrants could be reduced to any one of several levels, but no lower than 290,278. For the years ended December 31, 2004 and 2005, the Company achieved the EBITDA level that would reduce the maximum number of warrants outstanding. As a result, the maximum number of warrants that may be put or exercised has been reduced to 415,128.

          The Company has provided bank letters of credit totaling approximately $2,087,000 to two creditors. One letter of credit is in support of operating lease payments; this letter of credit is for $388,000 and will be in effect through the entire term of certain leases that expire in December 2011, unless released earlier; the other letters of credit, in the aggregate amount of $1,699,000 support future potential payments by the Company related to workers’ compensation claims. These letters of credit will renew on an annual basis until the need for the letters of credit expires. Based on workers’ compensation claims experience, the amount of these letters of credit is subject to adjustment on December 31, 2006. The outstanding letters of credit decrease, on a dollar-for-dollar basis, the amount of revolving line of credit available under the secured revolving credit facility. In connection with these credit facilities, the Company has granted the lenders a lien on all of the Company’s accounts receivable, inventories, equipment, land and buildings, and various other assets. These agreements contain restrictions on capital expenditures, additional debt or liens, investments, mergers and acquisitions, and asset sales and prohibit payments such as dividends or stock repurchases. These agreements also contain financial covenants, including a total funded debt/EBITDA ratio, a total senior funded debt/EBITDA ratio, a minimum EBITDA ratio, and a fixed charge coverage ratio. As of April 1, 2006, we were in compliance with all debt covenants, as amended.
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
Capital Expenditures
     We incurred $3.1 million of capital expenditures during the first three months of 2006, including approximately $2.0 million related to expansion activities and approximately $1.1 million for the normal update and replacement of manufacturing equipment.
     We estimate that our capital expenditures in 2006 will total approximately $6.8 million, of which $4.2 million will be for expansion activities and the remaining $2.6 million will be for the normal update and replacement of manufacturing equipment.
Significant Cash Commitments
     The Company has significant future cash commitments, primarily scheduled debt payments and scheduled lease payments.
     The following table summarizes the Company’s estimated contractual obligations at April 1, 2006:

	Payments Due by Period
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
			(In thousands)
Bank indebtedness
Term loan	15,367	9,790	5,577	—	—
Revolving line of credit	12,900	—	12,900	—	—
Senior subordinated debt	12,884	—	12,884	—
Other debt obligations	977	328	649	—	—
Interest	11,000	3,600	7,400		—
Operating leases	24,578	7,263	14,504	2,811
Preferred stock redemption	350	350	—	—	—

Total contractual cash obligations	78,056	21,331	53,914	2,811	—

     Under its bank credit facility, the Company had $2,086,151 of standby letters of credit outstanding at April 1, 2006 in connection with lease obligations and its workers compensation program.

     Pursuant to a 1999 agreement to purchase certain assets of Worthington Custom Plastics, Inc. (“Worthington”), the Company issued 10,000 shares of its preferred stock, without par value, to Worthington. The preferred stock was mandatorily redeemable on April 15, 2004 at $1,000 per share. The Company and Worthington have entered into a preferred stock redemption agreement, dated December 23, 2003, that provides for 30 monthly redemption payments of $50,000 each over a three-year period (10 payments each year in 2004, 2005 and 2006) to fully redeem the preferred stock. Each $50,000 payment and redemption of 333 (or 334) shares reduces the $10 million face value of the redeemable preferred stock by $333,000 (or $334,000). If shares are not redeemed under the provision of this agreement, the redemption price remains at $1,000 per share. The significant cash commitments table above assumes that payments are made over the next three years and that the redeemable preferred stock is retired for $1.5 million. Twenty-three of the 30 redemption payments have been paid as of April 1, 2006.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
     The Company uses both variable-rate debt and fixed rate debt to finance its operations. The variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. The variable-rate debt includes both our revolving credit facility ($12.9 million at April 1, 2006) and our term note payable ($15.4 million at April 1, 2006).
     In order to satisfy a requirement of the term loan, we entered into a swap agreement effective June 30, 2004 on $10,750,000 (the original notional amount) of our term debt. Under this agreement, the Company pays a fixed LIBOR rate of 3.72% on the notional amount, which is payable quarterly. In accordance with the term loan agreement, the Company also pays an applicable margin which adjusts in steps based on achieved operating and leverage metrics (primarily at 3.50% during the first three months of 2006, and which decreases to 3.00% thereafter). The notional amount of the swap for the period from January 1 through April 1, 2006 was $8,875,000. The “all-in” rate on the notional amount in the first three months of 2006 was 7.22%. The swap agreement expires March 31, 2008.
     The interest on the other portion of the term loan is currently determined at the applicable margin described above plus a LIBOR rate. The Company has elected to use 3-month LIBOR agreements in an effort to reduce the variability of interest payments related to this portion of the term debt. At April 1, 2006 the “all-in” rate including the LIBOR rate and applicable margin related to this portion of the term debt was approximately 7.81%.
     The interest on the revolving credit facility is determined primarily at the applicable margin plus LIBOR rates. The Company has elected, at April 1, 2006 to use 3-month LIBOR agreements in an effort to reduce the variability of interest payments related to the revolving debt. The LIBOR agreements totaled $11,000,000 at April 1, 2006; the corresponding average “all-in” rates including the LIBOR rates and applicable margin related to the revolving debt were approximately 7.81%. The applicable margin plus the bank base rate is paid on the revolving debt in excess of $11,000,000; at April 1, 2006 this rate was 9.25%.
     If market rates of interest on our variable rate debt had been 100 basis points higher based on balances outstanding during the first three months of 2006, our interest expense, on an annual basis, would be approximately $280,000 higher.
     The interest rates on the senior subordinated debt and the subordinated debt are fixed as described above.

Steel Commodity Risk
     We are also subject to commodity price risk with respect to purchases of steel, which accounts for a significant portion of our cost of sales. In 2004 and 2005, the costs of steel increased significantly, and those costs appear to have stabilized since the middle of 2005 at a relatively high level. We have arrangements to pass through to our largest customers the increased costs of steel, thereby significantly reducing the risks associated with the higher costs of steel. These additional costs are generally invoiced to those customers on a monthly basis.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of disclosure controls and procedures. The Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(c) under the Securities Exchange Act of 1934, as amended), are effective based on their evaluation of these controls and procedures as of the end of the period covered by this Form 10-Q.
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
     Changes in internal controls. There have been no significant changes in the Company’s internal controls over financial reporting that occurred in the first quarter of 2006 that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On March 27, 2006, a complaint was filed in the Superior Court of Fulton County, Georgia, against Morton Industrial Group, Inc. (the “Company”), the members of the Company’s board of directors, MMC Precision Holdings Corp., MMC Precision Merger Corp. (“Merger Sub”) (MMC Precision Holdings Corp. and Merger Sub are collectively referred to as the “MMC Entities”) and Brazos Private Equity Partners, LLC (“Brazos”). The Company and directors have denied the allegations against them and have filed joinders in the Notice of Removal filed by Brazos and the MMC Entities in the United States District Court for the Northern District of Georgia. The complaint alleges, among other things, that the consideration offered shareholders pursuant to the merger of the Company and Merger Sub announced on March 23, 2006 (see Note 1, Merger Agreement Disclosure, above), is inadequate and not entirely fair to all of the Company’s shareholders, that the Company’s disclosures regarding the merger are false and misleading, that members of the board of directors have breached their fiduciary duties in connection with the proposed transaction, and that Brazos and the MMC Entities aided and abetted the alleged breaches of fiduciary duties. The complaint, which purports to be filed by a shareholder of the Company, includes a request for declaration that the action be maintained as a class action and seeks, among other things, damages and injunctive relief prohibiting the Company from concluding the proposed merger. The Company and its board of directors believe that the complaint against them is without merit, and intend to defend vigorously.
     The Company is also involved in routine litigation. Management does not believe any legal proceedings would have a material adverse effect on the Company’s financial condition or results of operations.
ITEM 1A. RISK FACTORS
          In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Under the terms of our agreement with our senior secured lender, no amounts are available for the payment of dividends at April 1, 2006.
ITEM 5. OTHER INFORMATION
          The Company, in an effort to most efficiently serve a customer in the Northeastern United States, is in the process of negotiating a long-term lease for manufacturing space in Pennsylvania. The Company, if successful in securing a long-term lease, would begin manufacturing operations in Pennsylvania late in the second quarter, or early in the third quarter, of 2006.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
     (A) Exhibits
     11. The computation can be determined from this report.
     31.1 Certification pursuant to Rule 13a-14(a)
     31.2 Certification pursuant to Rule 13a-14(a)
     32.1 Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     99.1 Fifth Amendment to Second Amended and Restated Credit Agreement
     99.2 Third Amendment to Amended and Restated Note and Warrant Purchase Agreement

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
Dated: May 16, 2006