Form 10-K/A
period 2005-12-31
MORTON INDUSTRIAL GROUP INC
filed 2006-06-07
CIK 64247

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
DOCUMENTS INCORPORATED BY REFERENCE
      None

MORTON INDUSTRIAL GROUP, INC.
Items Amended

Part III
Item 9A.	Controls and Procedures	46
Item 11.	Executive Compensation	48
Item 14.	Principal Accountant Fees and Services	58
Signatures		64
Exhibit 31.1 Certification Pursuant to Rule 15d-14(a) of the Securities and Exchange Act of 1934
Exhibit 31.2 Certification Pursuant to Rule 15d-14(a) of the Securities and Exchange Act of 1934
Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350
TEXT OF AMENDMENT
Explanatory Note:
This Form 10-K/A is filed to amend Form 10-K filed with the Securities and Exchange Commission on March 31, 2006, and to amend Form 10-K/A filed with the Securities and Exchange Commission on April 25, 2006.
These amendments have been made in response to an SEC review of Preliminary Proxy Statement on Schedule 14A, and Preliminary Transaction Statement on Schedule 13E-3, both filed with the Securities and Exchange Commission on April 26, 2005.

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
      Evaluation of disclosure controls and procedures. The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(c) under the Securities Exchange Act of 1934, as amended), and have concluded that those disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives, and have also concluded that those controls are effective at a reasonable assurance level (as discussed in the following paragraph) as of the end of the period covered by this Form 10-K.
      The Company’s management, including its principal executive officer and principal financial officer, does not expect that the Company’s disclosure controls and procedures or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control.
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
Respectfully submitted,
Fred W. Broling
Mark W. Mealy

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
Respectfully submitted,
Fred W. Broling
Mark W. Mealy
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

c. Consolidated Statements of Operations for the years ended December 31, 2003, 2004 and 2005

d. Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2003, 2004 and 2005

e. Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2004 and 2005

f. Notes to Consolidated Financial Statements

2. Financial Statement Schedules

The following financial statement schedule of the Company is included in Item 8:

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2003, 2004 and 2005

Filed
		Exhibit Number and Document Title	Incorporated by Reference to	Herewith

2.1 and 10.1	—	Agreement and Plan of Merger Between MLX Corp. and Morton Metalcraft Holding Co., dated as of October 20, 1997	Annex B to the Definitive Proxy Statement on Schedule 14A filed by MLX Corp. with the Securities and Exchange Commission (“SEC”) on January 6, 1998.
2.2 and 10.2	—	Securities Purchase Agreement Among MLX Corp. and Security Holders of Morton Metalcraft Holding Co., dated as of October 20, 1997	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
2.3 and 10.65	—	Agreement and Plan of Merger among Morton Industrial Group, Inc., MMC Precision Holdings Corp. and MMC Precision Merger Corp. dated as of March 22, 2006	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on March 23, 2006
3.1 and 4.1	—	Articles of Incorporation of the registrant as Amended prior to January 20, 1998	MLX Corp. Form 10-Q for the quarter ended June 30, 1993 Exhibit 3 to Morton Industrial Group, Inc.
3.2 and 4.2	—	Articles of Amendment to Articles of Incorporation of the Registrant Effective January 20, 1998	Report on Form 8-K filed with the SEC on February 4, 1998
3.2 and 4.2	—	Bylaws of the Registrant, as Amended	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.7	—	Limited Indemnification Agreement dated as of October 20, 1997, among MLX Corp., William D.Morton, and Other Morton Metalcraft Shareholders and Option Holders	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.10	—	Lease between Agracel, Inc., and Morton Metalcraft Co. dated November 6, 1996.	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.11	—	Employment Agreement dated as of January 20, 1998, between the Registrant and William D. Morton	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.12	—	Employment Agreement dated as of January 20, 1998, between the Registrant and Daryl R. Lindemann	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.13	—	MLX Corp. 1997 Stock Option Plan	Appendix C to the Definitive Proxy Statement on Schedule 14A filed by MLX Corp. with the SEC on January 6, 1998.

Filed
		Exhibit Number and Document Title	Incorporated by Reference to	Herewith

10.14	—	MLX Corp. 1995 Stock Option Plan	MLX Corp. Definitive Proxy Statement on Schedule 14A for the 1995 Annual Meeting of Stockholders
10.15	—	Master Lease Agreement between Morton Metalcraft Co. and General Electric Capital Corporation dated August 7, 1996	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.16	—	Guaranty of Master Lease Agreement by Morton Metalcraft Holding Co., dated August 7, 1996	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.23	—	Death Benefit Agreement between Morton Metalcraft Co. and William D. Morton	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.24	—	Salary Continuation Agreement between Morton Metalcraft Co. and William D. Morton dated February 26, 1996.	Morton Industrial Group, Inc. Form 10-K for the year ended December 31, 1997
10.26	—	Stock Purchase Agreement among the Company, Joseph T. Buie, Jr., and Ernest J. Butler, dated April 8, 1998.	Exhibit 10.2 to Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on April 14, 1998
10.27	—	Non-negotiable Promissory Note (subordinated) of the Company, Joseph T. Buie, Jr., dated April 8, 1998.	Exhibit 10.3 to Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on April 14, 1998
10.28	—	Non-negotiable Promissory Note (subordinated) of the Company to Ernest. J. Butler, dated April 8, 1998.	Exhibit 10.4 to Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on April 14, 1998
10.41	—	Amended and Restated Agreement with Harris Trust and Savings Bank, As Agent	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on April 1, 2002
10.42	—	First Amendment to Amended and Restated Agreement with Harris Trust and Savings Bank, As Agent	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on March 31, 2003
10.43	—	Second Amendment to Amended and Restated Agreement with Harris Trust and Savings Bank, As Agent	Exhibit 99.2 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on March 31, 2003
10.44	—	Third Amendment to Amended and Restated Agreement with Harris Trust and Savings Bank, As Agent	Exhibit 99.3 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on March 31, 2003
10.45	—	Asset Purchase Agreement between Morton Custom Plastics, LLC and Wilbert, Inc.	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 10-Q filed with SEC on November 4, 2002
10.47	—	Fourth Amendment to Amended and Restated Credit Agreement with Harris Trust & Savings Bank, As Agent	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 10-Q filed with SEC on August 11, 2003.

Filed
		Exhibit Number and Document Title	Incorporated by Reference to	Herewith

10.48	—	Fifth Amendment to Amended and Restated Credit Agreement with Harris Trust & Savings Bank, As Agent	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 8-K filed with SEC on December 29, 2003.
10.49	—	Sixth Amendment to Amended and Restated Credit Agreement with Harris Trust & Savings Bank, As Agent	Exhibit 10.49 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on March 30, 2004
10.50	—	Second Amended and Restated Credit Agreement	Exhibit 10.50 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on March 30, 2004
10.51	—	Note and Warrant Purchase Agreement	Exhibit 10.51 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on March 30, 2004
10.52	—	Settlement Agreement	Exhibit 99.2 to Morton Industrial Group, Inc. Report on Form 8-K filed with SEC on December 29, 2003.
10.53	—	Stock Redemption Agreement	Exhibit 99.3 to Morton Industrial Group, Inc. Report on Form 8-K filed with SEC on December 29, 2003.
10.54	—	Agreement with Innovative Injection Technologies, Inc.	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 8-K/A filed with SEC on July 7, 2003.
10.55	—	First Amendment to Agreement with Innovative Injection Technologies, Inc.	Exhibit 99.2 to Morton Industrial Group, Inc. Report on Form 8-K/A filed with SEC on July 7, 2003.
10.56	—	Investor Rights Agreement	Exhibit 10.56 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on March 30, 2004
10.57	—	First Amendment to the Second Amended and Restated Credit Agreement	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 10-Q filed with SEC on August 6, 2004
10.58	—	Amended and Restated Note and Warrant Purchase Agreement	Exhibit 99.2 to Morton Industrial Group, Inc. Report on Form 10-Q filed with SEC on August 6, 2004
10.59	—	Amendment to By-Laws	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 8-K filed with SEC on December 14, 2004
10.60	—	Second Amendment to Second Amended and Restated Credit Agreement	Exhibit 10.60 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on March 31, 2006
10.61	—	First Amendment to Amended and Restated Note and Warrant Purchase Agreement	Exhibit 10.61 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on March 31, 2006
10.62	—	Third Amendment to Second Amended and Restated Credit Agreement	Exhibit 10.62 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on March 31, 2006

Filed
		Exhibit Number and Document Title	Incorporated by Reference to	Herewith

10.63	—	Fourth Amendment to Amended and Restated Credit Agreement	Exhibit 10.63 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on March 31, 2006
10.64	—	Second Amendment to Amended and Restated Note and Warrant Purchase Agreement	Exhibit 10.64 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on March 31, 2006
10.65	—	Agreement and Plan of Merger among Morton Industrial Group, Inc., MMC Precision Holdings Corp. and MMC Precision Merger Corp. dated as of March 22, 2006	Exhibit 99.1 to Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on March 23, 2006
13	—	Annual Report	Exhibit 13 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on March 31, 2006
16.2	—	Letter re: change in certifying accountant	Exhibit 16.1 to Morton Industrial Group, Inc. Report on Form 8-K filed with the SEC on February 18, 1999
21.1	—	Subsidiaries of Registrant	Exhibit 21.1 to Morton Industrial Group, Inc. Report on Form 10-K filed with SEC on March 31, 2006
23.1	—	Consent of independent registered public accounting firm		X
31.1	—	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	—	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	—	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
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
Dated: June 7, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ WILLIAM D. MORTON William D. Morton	Chairman, Chief Executive Officer and President	June 7, 2006

/s/ DARYL R. LINDEMANN Daryl R. Lindemann	Chief Financial Officer, Secretary and Principal Accounting Officer	June 7, 2006

/s/ FRED W. BROLING Fred W. Broling	Director	June 7, 2006

/s/ MARK W. MEALY Mark W. Mealy	Director	June 7, 2006

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