Form 10-Q/A
period 2006-04-01
MORTON INDUSTRIAL GROUP INC
filed 2006-06-19
CIK 64247

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
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

Outstanding as of
April 25, 2006
Class A Common Stock, $.01 par value	4,880,878
Class B Common Stock, $.01 par value	100,000

MORTON INDUSTRIAL GROUP, INC.
Items Amended

Item 4.	Controls and Procedures

Item 6.	Exhibits and Reports on Form 8-K

Signatures

Exhibit 31.1	Certification Pursuant to Rule 15d-14(a) of the Securities and Exchange Act of 1934

Exhibit 31.2	Certification Pursuant to Rule 15d-14(a) of the Securities and Exchange Act of 1934

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350
TEXT OF AMENDMENT
Explanatory Note:
This Form 10-Q/A is filed to amend Form 10-Q filed with the Securities and Exchange Commission on May 16, 2006.
These amendments have been made in response to an SEC review of Revised Preliminary Proxy Statement on Schedule 14A, Revised Preliminary Transaction Statement on Schedule 13E-3, Form 10-K/A and Form 8-K/A, all of which were filed with the Securities and Exchange Commission on June 7, 2006.

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
ITEM 4. CONTROLS AND PROCEDURES
      Evaluation of disclosure controls and procedures. The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(c) under the Securities Exchange Act of 1934, as amended), and have concluded that those disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives, and have also concluded that those controls are effective at a reasonable assurance level (as discussed in the following paragraph) as of the end of the period covered by this Form 10-Q.
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
Form 8-K was filed on May 16, 2006 related to the Company’s earnings release for the quarterly period ended April 1, 2006.
Form 8-K/A was filed on June 7, 2006 to amend the Form 8-K filed on March 23, 2006.
Form 8-K/A is being filed on June 16, 2006 to amend the Form 8-K filed on March 23, 2006.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
MORTON INDUSTRIAL GROUP, INC.
By: /s/ Daryl R. Lindemann
Daryl R. Lindemann
Chief Financial Officer, Secretary and Principal Accounting Officer
Dated: June 16, 2006