Form 10-Q
period 2006-07-01
MORTON INDUSTRIAL GROUP INC
filed 2006-08-15
CIK 64247

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 1, 2006
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the common stock held by non-affiliates of the registrant (based upon the last reported sale price on the OTC Market) on the last business day of the registrant’s most recently completed second fiscal quarter was approximately $17,300,000.

Outstanding as of
August 4, 2006
Class A Common Stock, $.01 par value	4,880,878
Class B Common Stock, $.01 par value	100,000

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended July 1, 2006 and July 2, 2005
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net sales	$54,314	53,558	107,912	107,681
Cost of sales	45,571	45,969	91,045	92,958

Gross profit	8,743	7,589	16,867	14,723

Operating expenses:
Selling expenses	838	795	1,640	1,578
Administrative expenses	3,587	3,109	6,959	5,865

Total operating expenses	4,425	3,904	8,599	7,443

Operating income	4,318	3,685	8,268	7,280

Other income (expense):
Interest expense	(1,269)	(1,523)	(2,601)	(2,807)
Gain on redemption of preferred stock	850	850	1,700	1,700
Other	—	22	—	62

Total other income (expense)	(419)	(651)	(901)	(1,045)

Earnings before income taxes	3,899	3,034	7,367	6,235
Income taxes	300	320	575	520

Net earnings	$3,599	$2,714	6,792	5,715

Earnings per common share — basic	$0.72	$0.54	$1.36	$1.16

Earnings per common share — diluted	$0.61	$0.46	$1.15	$0.96

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
July 1, 2006 and December 31, 2005
(Dollars, except par values, in thousands)

	July 1, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Trade accounts receivable, less allowances for doubtful accounts and returns of $162 in 2006 and $195 in 2005	$19,070	12,714
Unbilled receivables	95	801
Inventories	22,864	20,631
Prepaid expenses and other current assets	1,568	824
Deferred income taxes	2,583	2,583

Total current assets	46,180	37,553

Property, plant, and equipment, net	25,821	23,432
Intangible assets, at cost, less accumulated amortization	541	570
Deferred income taxes	10,617	10,617
Other assets	2,553	1,622

	$85,712	73,794

Liabilities and Stockholders’ Equity
Current liabilities:
Outstanding checks in excess of bank balance	$4,376	3,050
Current installments of long-term debt	6,521	7,139
Accounts payable	22,050	19,295
Accrued payroll and payroll taxes	3,005	2,226
Other accrued expenses	2,248	2,416
Income taxes payable	249	499
Redeemable preferred stock	200	500

Total current liabilities	38,649	35,125

Long-term debt, excluding current installments	35,041	31,764
Other liabilities	250	250
Redeemable preferred stock	1,134	2,834
Warrants payable	2,897	2,872

Total liabilities	77,971	72,845

Stockholders’ equity:
Class A common stock — $0.01 par value. Authorized 20,000,000 shares; issued and outstanding 4,880,878 shares in 2006 and 2005	49	49
Class B common stock — $0.01 par value. Authorized 200,000 shares; issued and outstanding 100,000 shares in 2006 and 2005	1	1
Additional paid-in capital	20,947	20,947
Accumulated deficit	(13,256)	(20,048)

Total stockholders’ equity	7,741	949

	$85,712	73,794

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For The Six Months Ended July 1, 2006 and July 2, 2005
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	July 1, 2006	July 2, 2005
Cash flows from operating activities:
Net earnings	$6,792	5,715
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of plant and equipment and intangible assets	2,666	2,740
Other amortization and accretion	664	724
Provision for bad debts	32	35
Unrealized gain on derivative instruments	(49)	(85)
Gain on redemption of preferred stock	(1,700)	(1,700)
Gain on sale of plant and equipment	(5)	—
Changes in operating assets and liabilities:
Increase in trade accounts receivable	(6,388)	(6,157)
Decrease in unbilled receivables	706	924
Decrease (increase) in inventories	(2,233)	392
Increase in prepaid expenses	(744)	(485)
Decrease (increase) in other assets	(1,068)	176
Increase in accounts payable	2,755	457
Increase (decrease) in income taxes payable	(250)	(65)
Increase (decrease) in accrued expenses and other liabilities	660	(973)

Net cash provided by operating activities	1,838	1,698

Cash flows from investing activities:
Capital expenditures	(5,230)	(2,565)
Proceeds from sale of property and equipment	209	20
Payment received on note receivable for sale of business	—	1,102

Net cash used in investing activities	(5,021)	(1,443)

Cash flows from financing activities:
Increase (decrease) in checks issued in excess of bank balance	1,326	(185)
Net borrowings on revolving debt	7,700	2,300
Principal payments on long-term debt and capital leases	(5,445)	(2,085)
Redemption of preferred stock	(300)	(300)
Proceeds from options exercised	—	27
Debt issuance costs	(98)	(12)

Net cash provided by (used in) financing activities	3,183	(255)

Net change in cash	—	—

Cash at beginning of period	—	—

Cash at end of period	$—	—

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,083	1,945

Income taxes	932	585

See accompanying notes to condensed consolidated financial statements.

5

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
For the Six Months Ended July 1, 2006
(Dollars in thousands)
(Unaudited)

	Class A		Class B
	common stock		common stock		Additional
	Shares		Shares		paid-in	Accumulated
	issued	Amount	issued	Amount	capital	deficit	Total
Balance, December 31, 2005	4,880,878	$49	100,000	$1	$20,947	$(20,048)	$949
Net earnings	—	—	—	—	—	6,792	6,792

Balance, July 1, 2006	4,880,878	$49	100,000	$1	$20,947	$(13,256)	$7,741

See accompanying notes to condensed consolidated financial statements.

MORTON INDUSTRIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended July 1, 2006 and July 2, 2005
(Unaudited)
(1) Merger Agreement
     On March 22, 2006, Morton Industrial Group, Inc. (“the Company”) entered into an Agreement and Plan of Merger (“Merger Agreement”) under which MMC Precision Merger Corp. (“Merger Sub”), a wholly owned subsidiary of MMC Precision Holdings Corp. (“Parent”), will merge with and into the Company with the Company being the surviving corporation and a direct wholly owned subsidiary of Parent. The shareholders of Parent will include a private equity fund that is an affiliate of Brazos Private Equity Partners, LLC (Brazos), which will hold a majority of the shares of Parent, and five persons who are (i) William D. Morton, the Company’s Chairman, President and Chief Executive Officer, (ii) through his affiliate Eastover Group, LLC, Mark W. Mealy, a director of the Company, (iii) Daryl R. Lindemann, the Company’s Senior Vice President of Finance, (iv) Brian L. Geiger, Senior Vice President of Operations of Morton Metalcraft Co., and (v) Brian R. Doolittle, Senior Vice President of Sales and Engineering of Morton Metalcraft Co.. In the Merger, each outstanding share of common stock of the Company, other than shares to be contributed to Parent by Mr. Morton, Mr. Mealy, and the other three officers concurrently with the closing of the Merger, will be converted to the right to receive $10.00 cash per share.
     Additional information related to the Merger Agreement is included in Schedules 14A and Schedules 13E-3 filed with the Securities and Exchange Commission on July 10, 2006 and August 11, 2006. See also Part II, Item 4 of this Form 10-Q.
(2) Nature of Business
          Morton Industrial Group, Inc. and subsidiaries is a contract manufacturer and supplier of high-quality fabricated sheet metal components and subassemblies for construction, agricultural and industrial equipment manufacturers located primarily in the Midwestern and Southeastern United States. Sales for the first six months of 2006 were approximately as follows: construction—66%, agricultural—12% and industrial—22%. The Company’s raw materials are readily available, and the Company is not dependent on a single supplier or only a few suppliers.
(3) Interim Financial Data
     The Condensed Consolidated Financial Statements at July 1, 2006, and for the three and six months ended July 1, 2006 and July 2, 2005, are unaudited and reflect all adjustments, consisting of normal recurring accruals and other adjustments which, in the opinion of our management, are necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods indicated. Our fiscal quarters end on a Saturday (nearest to a quarter end) except for the fourth quarter which ends on December 31. For both the quarters ended July 1, 2006 and July 2, 2005 there were 64 shipping days, with average daily net sales of $848,600 and $836,800, respectively. For the six months ended July 1, 2006 there were 128 shipping days with average daily net sales of $843,100, and for the six months ended July 2, 2005 there were 129 shipping days with average daily net sales of $834,700. Results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal year. You should read the condensed consolidated financial statements in connection with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations of Morton Industrial Group, Inc. contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed on March 31, 2006 and also in the Company’s Annual Report on Forms 10-K/A for the year ended December 31, 2005, as filed on April 25, 2006 and June 7, 2006.

(4) Inventories
     The Company’s inventories, in thousands of dollars, are summarized as follows:

	July 2,	December 31,
	2005	2005
Finished goods	$9,294	$9,025
Work-in-process	4,760	4,082
Raw materials	8,810	7,524

	$22,864	$22,631

(5) Earnings Per Share
     The following reflects the reconciliation of the components of the basic and diluted earnings per common share computations:

	Quarter Ended July 1, 2006			Quarter Ended July 2, 2005
	Earnings	Shares	Per Share	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic	$3,599,000	4,980,878	$0.72	$2,714,000	4,977,069	$0.54
Effect of dilutive securities, stock options and warrants	—	913,973	(0.11)	—	960,870	(0.08)

Diluted	$3,599,000	5,894,851	$0.61	$2,714,000	5,937,939	$0.46

	Six Months Ended July 1, 2006			Six Months July 2, 2005
	Earnings	Shares	Per Share	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic	$6,792,000	4,980,878	$1.36	$5,715,000	4,920,923	$1.16
Effect of dilutive securities, stock options and warrants	—	910,522	(0.21)	—	1,019,734	(0.20)

Diluted	$6,792,000	5,891,400	$1.15	$5,715,000	5,940,657	$0.96

(6) Segment Reporting
     We have only one segment — the contract metals fabrication segment.
(7) Debt and Warrants
March 26, 2004 Refinancing and Subsequent Amendments
     On March 26, 2004, the Company entered into a Second Amended and Restated Credit Agreement with a syndicate of banks led by Harris Trust and Savings Bank, As Agent (referred to as the Harris syndicate), and entered into a Note and Warrant Purchase Agreement with BMO Nesbitt Burns Capital (U.S.) Inc., As Agent. Under the terms of these agreements and subsequent amendments, as of July 1, 2006 the Company has:
     1) A four-year secured term loan in the original principal amount of $21,000,000 with variable rate interest; principal payments are due in quarterly installments of $500,000 from June 30, 2004 through March

31, 2005, and $750,000 from June 30, 2005 through December 31, 2007, with the balance of $6,427,500 due on March 31, 2008. In addition, mandatory principal payments of $4,322,500 related to an asset sale and excess cash flow have been made through July 1, 2006. The excess cash flow payments are equal to 75% of the amount by which earnings before interest, income taxes, depreciation and amortization (EBITDA) exceed interest expense paid in cash, income taxes paid in cash, principal payments on all indebtedness and capital expenditures. Excess cash flow payments of $3,100,000 are estimated to become due on March 31, 2007. Accordingly, this estimated amount is included in current installments of long-term debt. The term loan balance as of July 1, 2006 is $10,927,500.
     2) A secured revolving credit facility with a limit of $22,000,000, with variable rate interest. At July 1, 2006, the Company has a revolving credit balance of $17,400,000 and availability of $2,513,000 under this facility. The balance is due March 31, 2008. The amount available under the revolving credit facility is limited to 85% of eligible accounts receivable and 60% of eligible inventories. The facility requires a commitment fee of 0.50% per annum on the unused portion of the facility.
     At the Company’s option, for both the secured term loan and the secured revolving credit facility, interest will be at either a bank base rate plus applicable margin, or an adjusted LIBOR rate plus an applicable margin. At inception, the bank rate plus applicable margin was 6.75% and the adjusted LIBOR rate plus applicable margin was 5.35%. At July 1, 2006, those rates were 9.75% and 8.85%, respectively.
     The Company entered into a swap agreement effective June 30, 2004 related to $10,750,000 (the original notional amount) of its term debt. The swap agreement is for the purpose of limiting the effects of interest rate increases on approximately one-half of the Company’s variable rate term debt. Under this agreement, the Company pays a fixed rate of 3.72% on the notional amount, which is payable quarterly. In accordance with the term loan agreement, the Company also pays an interest margin which adjusts in steps based on achieved operating and leverage metrics (3.5% during the first three months of 2006, and then varying from 3.00 – 3.50% during the quarterly period ending July 1, 2006). The notional amount as of July 1, 2006 was $8,125,000. The swap agreement expires March 31, 2008.
     3) Senior secured subordinated notes totaling $12,000,000 with cash interest of 12% and payment-in-kind interest of 2% and 4% with no principal amortization, and with balances due March 26, 2009. This debt is subordinated to the secured term loan and the revolving credit facility with respect to both payment and lien priority. The balance as of July 1, 2006 is $12,998,509.
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
     The Company estimated the fair value of the warrants as of July 1, 2006, to be $2,897,000. This estimate is reported as warrants payable in the accompanying consolidated balance sheets. The fair value allocated to the warrants at the date of issue of $1,500,000 resulted in the recognition of an equal amount of debt discount, which is being amortized using the effective yield method over 5 years, the term of the related senior secured subordinated note. The Company reports the warrants at fair value and records changes in the fair value as interest expense. At July 1, 2006, the estimate of fair value represents the amount that is expected to be paid to warrant holders in connection with the merger described in Note 1 above.
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

          The Company has provided bank letters of credit totaling approximately $2,087,000 to two creditors. One letter of credit is in support of operating lease payments; this letter of credit is for $388,000 and will be in effect through the entire term of certain leases that expire in December 2011, unless released earlier; the other letters of credit, in the aggregate amount of $1,699,000 support future potential payments by the Company related to workers’ compensation claims. These letters of credit will renew on an annual basis until the need for the letters of credit expires. Based on workers’ compensation claims experience, the amount of these letters of credit is subject to adjustment on December 31, 2006. The outstanding letters of credit decrease, on a dollar-for-dollar basis, the amount of revolving line of credit available under the secured revolving credit facility. In connection with these credit facilities, the Company has granted the lenders a lien on all of the Company’s accounts receivable, inventories, equipment, land and buildings, and various other assets. These agreements contain restrictions on capital expenditures, additional debt or liens, investments, mergers and acquisitions, and asset sales and prohibit payments such as dividends or stock repurchases. These agreements also contain financial covenants, including a total funded debt/EBITDA ratio, a total senior funded debt/EBITDA ratio, a minimum EBITDA ratio, and a fixed charge coverage ratio. As of July 1, 2006, we were in compliance with all debt covenants, as amended.
(8) Stock Option Plan
     In December 2004, Statement of Financial Accounting Standards (SFAS) No. 123R (revised 2004), “Share-Based Payment” was issued. SFAS No. 123R addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. This Statement is a revision to Statement 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. Statement No. 123R requires the fair value of all stock option awards issued to employees to be recorded as compensation expense over the related vesting period. This Statement also requires the recognition of compensation expense relating to the remaining portion of the fair value of any unvested stock option awards outstanding at the date of adoption, as the options vest. This Statement was adopted by the Company effective January 1, 2006, as permitted by rules adopted by the Securities and Exchange Commission. The adoption of Statement 123R will result in the recognition of $27,000 of compensation costs for stock options not yet vested, all of which will be recognized in 2006. Prior to January 1, 2006, the Company accounted for its stock option plan under APB Opinion No. 25 (as described above).
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
     In July 2006, the FASB released Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainty in income taxes recognized in an enterprise’s financial statements. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 on January 1, 2007, and is currently evaluating the impact the adoption of FIN 48 will have on the consolidated financial statements. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption.

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
     The Company and Worthington entered into a stock redemption agreement, dated December 23, 2003, that provides for 30 monthly redemption payments of $50,000 each over a three-year period (10 payments each year in 2004, 2005 and 2006) to redeem all of the preferred stock. Each payment redeems 333 (or 334) shares of the 10,000 shares outstanding and will result in a gain on redemption of $283,000 (or $284,000). Redemption payments made during the three and six month periods ended July 1, 2006 and July 2, 2005 resulted in the “gain on redemption of preferred stock” of $850,000 and $1,700,000 which is reported in the accompanying condensed consolidated statements of operations. If shares are not redeemed in accordance with the provisions of this agreement, the redemption price remains at $1,000 per share. As part of this agreement, all litigation between the Company and Worthington was settled and dismissed. As of July 1, 2006, there were $200,000 of remaining payments.
(11) Unbilled Receivables
     During both the three and six-month periods ended July 1, 2006 and July 2, 2005, the Company incurred increased costs for the purchase of raw materials. The Company’s supplier agreements with key customers allow surcharges for the pass-through of the additional raw material costs. During the second quarter of 2005, the Company reached agreements with key customers to increase unit prices to include agreed upon amounts relating to the raw material cost increases; accordingly, the surcharges for the pass-through of raw material cost increases were substantially discontinued by the end of calendar year 2005. The Company has recognized as net sales, and also recognized an identical amount as cost of sales, surcharge amounts of approximately $0.5 million and $8.2 million for the three-month periods ended July 1, 2006 and July 2, 2005, respectively, and $2.4 million and $17.8 million for the six-month periods ended July 1, 2006 and July 2, 2005, respectively. As of July 1, 2006, the unpaid amount of billed surcharges included in accounts receivable is $0.3 million.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis describes changes in the Company’s financial condition since December 31, 2005. The analysis of results of operations compares the three- and six-month periods ended July 1, 2006 to the corresponding periods ended July 2, 2005. Any references to December 31, 2005 relate to data found in our Form 10-K filed with the Securities and Exchange Commission on March 31, 2006 and also in the Company’s Annual Report on Forms 10-K/A for the year ended December 31, 2005, as filed on April 25, 2006 and June 7, 2006.
GENERAL
     We are a contract manufacturer of highly engineered metal components and subassemblies for construction, industrial and agricultural original equipment manufacturers. Our largest customers, Caterpillar Inc. and Deere & Co., accounted for approximately 89% of our net sales for the six-month period ended July 1, 2006, and accounted for approximately 91% and 87% of our net sales in 2005 and 2004, respectively.
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

     As a part of a 1999 plastics facilities acquisition, the Company issued $10 million of redeemable preferred stock with a maturity date of April 2004. The Company negotiated a settlement in December 2003 with the holder of the preferred stock, and began making redemption payments in January 2004. If the Company pays redemption payments according to the terms of the settlement agreement, the payments will aggregate $1.5 million over a three-year period ending in 2006. As of July 1, 2006, there were $200,000 of remaining payments.
     Since June 2003, the Company has focused solely on its core business, sheet metal fabrication (the Company’s continuing operations). The Company recognized earnings of over $11.7 million and $12.8 million from its continuing operations in 2005 and 2004, respectively, but had incurred losses from its continuing operations in 2001 and 2002 when demand by the Company’s customers was depressed. These losses from continuing operations as well as the acquisition and subsequent disposition of certain plastics facilities created pressure on our liquidity; that pressure declined when we entered into the new credit facility described below in early 2004, and as customer demand increased. The $11.7 million of net earnings in 2005 included a gain on the redemption of preferred stock of $2.8 million and an income tax benefit of $4.0 million.
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
     On March 22, 2006, Morton Industrial Group, Inc. (“the Company”) entered into an Agreement and Plan of Merger (“Merger Agreement”) under which MMC Precision Merger Corp. (“Merger Sub”), a wholly owned subsidiary of MMC Precision Holdings Corp. (“Parent”), will merge with and into the Company with the Company being the surviving corporation and a direct wholly owned subsidiary of Parent. The shareholders of Parent will include a private equity fund that is an affiliate of Brazos Private Equity Partners, LLC (Brazos), which will hold a majority of the shares of Parent, and five persons who are (i) William D. Morton, the Company’s Chairman, President and Chief Executive Officer, (ii) through his affiliate Eastover Group, LLC, Mark W. Mealy, a director of the Company, (iii) Daryl R. Lindemann, the Company’s Senior Vice President of Finance, (iv) Brian L. Geiger, Senior Vice President of Operations of Morton Metalcraft Co., and (v) Brian R. Doolittle, Senior Vice President of Sales and Engineering of Morton Metalcraft Co.. In the Merger, each outstanding share of common stock of the Company, other than shares to be contributed to Parent by Mr. Morton, Mr. Mealy, and the other three officers concurrently with the closing of the Merger, will be converted to the right to receive $10.00 cash per share.
     Additional information related to the Merger Agreement is included in Schedules 14A and Schedules 13E-3 filed with the Securities and Exchange Commission on July 10, 2006 and August 11, 2006. See also Part II, Item 4 of this Form 10-Q.
     As noted above, two customers account for a significant portion of our net sales. Caterpillar Inc. and Deere & Co. are both forecasting greater orders for fabricated parts supplied by Morton Industrial Group, Inc. for the remainder of 2006 and beyond. We believe that this demand is being fueled by the improved economic conditions in the United States. The Company has responded by hiring additional manpower, adding capital equipment as necessary and increasing the flow of purchased raw materials in a difficult steel market. The U.S. steel industry has restructured, consolidated and is challenged to meet growing domestic and international demand. The steel industry has been impacted by China’s growing consumption of scrap steel and coke, a raw material used in processing steel. Cosmetically sensitive sheet steel, our core commodity, has correspondingly seen inflationary pricing; however, most inflationary steel pricing becomes the responsibility of the Company’s customers.
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
RESULTS OF OPERATIONS
Second quarter, 2006 versus second quarter, 2005
     Net sales for the quarter ended July 1, 2006 were $54.3 million compared to $53.6 million for the quarter ended July 2, 2005, an increase of $0.7 million or 1.4%. The sales increase resulted primarily from increased unit demand by existing customers (original equipment manufacturers) of construction-related equipment components offset by a decrease in industrial components. Higher unit sales of construction-related equipment components increased revenues by approximately $2.9 million for the comparable quarters, while changes in unit volume decreased industrial related revenues by approximately $2.4 million and increased agricultural-related revenues by approximately $0.2 million for the comparable quarters. Most of the revenue growth came from increased unit sales to our two largest customers, Deere & Co. and Caterpillar Inc.

     Sales to Caterpillar Inc. and Deere & Co. aggregated approximately 89% and 88% of our net sales for the second quarters of 2006 and 2005, respectively.
     Gross profit for the quarter ended July 1, 2006 was $8.7 million compared with $7.6 million for the quarter ended July 2, 2005, an increase of $1.1 million or 15.2%. The Company’s gross profit percentage increased to 16.1% from 14.2% for the quarter ended July 2, 2005. The improving gross profit percentage is a result of the Company’s continuing focus on cost savings programs including 6 Sigma and various lean manufacturing concepts. We use internal metrics to measure our success in achieving various productivity, quality, on-time delivery and profitability goals.
     Selling and administrative expenses for the quarter ended July 1, 2006 amounted to $4.4 million, or 8.1% of sales, compared with $3.9 million, or 7.3% of sales in the same quarter a year ago. This increased expense relates primarily to personnel costs related to increasing sales and customer demands, and expenses relating to the Merger (see Note 1).
     Interest expense for the quarter ended July 1, 2006 amounted to $1.3 million compared to $1.5 million in the comparable quarter a year ago. This decrease resulted from having no valuation adjustment of the warrants liability as was the case in the comparable period a year ago. Interest expense for the quarter ended July 1, 2006 also includes $76,000 of debt discount amortization and a mark-to-market adjustment of $14,000 on its interest rate swap agreements described above. For the quarter ended July 2, 2005, interest expense includes $94,000 of debt discount amortization, and a $144,000 adjustment related to the valuation of the warrants liability, and a $71,000 mark-to-market adjustment on its interest rate swap agreements described above.
     As a result of a preferred stock settlement agreement, the Company made three preferred stock redemption payments during both the three-month period ended July 1, 2006 and July 2, 2005, which resulted in the “gain on redemption of preferred stock” of $850,000 in the accompanying condensed consolidated statements of operations.
     For the three months ended July 1, 2006 and July 2, 2005, we recognized income tax expense of $300,000 and $320,000, respectively, related to state income taxes and the Federal alternative minimum tax. For Federal income taxes, we have utilized net operating loss carryforwards and decreased the valuation allowance accordingly.
First six months, 2006 versus first six months, 2005
     Net sales for the six months ended July 1, 2006 were $107.9 million compared to $107.7 million for the six months ended July 2, 2005, an increase of $0.2 million or 0.2%. Higher unit sales of construction- and industrial-related equipment components increased revenues by approximately $3.5 million, and $1.7 million, respectively, for the comparable periods while changes in unit volumes of agricultural related components decreased revenues by $5.0 million for the comparable periods Most of the revenue growth came from increased unit sales to our two largest customers, Deere & Co. and Caterpillar Inc.
     Sales to Caterpillar Inc. and Deere & Co. aggregated approximately 89% and 88% of our net sales for the first six months of 2006 and 2005, respectively.
     Gross profit for the six months ended July 1, 2006 was $16.9 million compared with $14.7 million for the six months ended July 2, 2005, an increase of $2.2 million or 14.6%. The Company’s gross profit percentage increased to 15.6% from 13.7% for the six month periods ended July 1, 2006 compared with the comparable period a year ago. The increase in gross profit percentage is a result of the Company’s continuing focus on cost savings programs including 6 Sigma and various lean manufacturing concepts. We use internal metrics to measure our success in achieving various productivity, quality, on-time delivery and profitability goals.
     Selling and administrative expenses for the six months ended July 1, 2006 amounted to $8.6 million, or 8.0% of sales, compared with $7.4 million, or 6.9% of sales in the same period a year ago. This increased expense percentage relates primarily to personnel costs related to increasing sales and customer demands, and expenses relating to the Merger (see Note 1).
     Interest expense for the six months ended July 1, 2006 amounted to $2.6 million compared to $2.8 million in the comparable period a year ago. This decrease resulted from having a limited valuation adjustment of the warrants liability compared to the comparable period a year ago. Interest expense for the six months ended July 1, 2006 also includes $151,000 of debt discount amortization, partially offset by a favorable mark-to-market adjustment of $49,000 on its interest rate swap agreement described above. Interest expense for the six months ended July 2, 2005 also includes $187,800 of debt discount amortization and a $288,000 adjustment related to the valuation of the warrants liability.
     As a result of a preferred stock settlement agreement, the Company made six preferred stock redemption payments during both the six-month periods ended July 1, 2006 and July 2, 2005, which resulted in the “gain on redemption of preferred stock” of $1,700,000 in the accompanying condensed consolidated statements of operations.
     For the six months ended July 1, 2006 and July 2, 2005, we recognized income tax expense of $575,000 and $520,000, respectively related to state income taxes and the Federal alternative minimum tax. For Federal income taxes, we have utilized net operating loss carryforwards and decreased the valuation allowance accordingly.
LIQUIDITY AND CAPITAL RESOURCES
     Historically, we have funded our business with cash flows from operations, management of our working capital and borrowings under revolving credit and term loan facilities.
     Our consolidated working capital at July 1, 2006 was $7.5 million compared to $2.4 million at December 31, 2005. This represents an increase in working capital of approximately $5.1 million. This working capital increase results primarily from increased accounts receivable resulting from greater sales in June 2006 than in December 2005. The increased current asset is financed by the revolving line of credit which is classified as long-term debt. Also, as described above, the Company has made excess cash flow payments which were classified at December 31, 2005 as current liabilities and, as necessary, have been replaced by the revolving line of credit which is classified as long-term debt.
March 26, 2004 Refinancing and Subsequent Amendments
     On March 26, 2004, the Company entered into a Second Amended and Restated Credit Agreement with a syndicate of banks led by Harris Trust and Savings Bank, As Agent (referred to as the Harris syndicate), and entered into a Note and Warrant Purchase Agreement with BMO Nesbitt Burns Capital (U.S.) Inc., As Agent. Under the terms of these agreements and subsequent amendments, as of July 1, 2006 the Company has:
     1) A four-year secured term loan in the original principal amount of $21,000,000 with variable rate interest; principal payments are due in quarterly installments of $500,000 from June 30, 2004 through March 31, 2005, and $750,000 from June 30, 2005 through December 31, 2007, with the balance of $6,427,500 due on March 31, 2008. In addition, mandatory principal payments of $4,322,500 related to an asset sale and excess cash flow have been made through July 1, 2006. The excess cash flow payments are equal to 75% of the amount by which earnings before interest, income taxes, depreciation and amortization (EBITDA) exceed interest expense paid in cash, income taxes paid in cash, principal payments on all indebtedness and capital expenditures. Excess cash flow payments of $3,100,000 are estimated to become due on March 31, 2007. Accordingly, this estimated amount is included in current installments of long-term debt.
     2) A secured revolving credit facility with a limit of $22,000,000, with variable rate interest. At July 1, 2006, the Company has a revolving credit balance of $17,400,000 and availability of $2,513,000 under this facility. The balance is due March 31, 2008. The amount available under the revolving credit facility is limited to 85% of eligible accounts receivable and 60% of eligible inventories. The facility requires a commitment fee of 0.50% per annum on the unused portion of the facility.
     At the Company’s option, for both the secured term loan and the secured revolving credit facility, interest will be at either a bank base rate plus applicable margin, or an adjusted LIBOR rate plus an applicable margin. At inception, the bank rate plus applicable margin was 6.75% and the adjusted LIBOR rate plus applicable margin was 5.35%. At July 1, 2006, those rates were 9.75% and 8.85%, respectively.
     The Company entered into a swap agreement effective June 30, 2004 related to $10,750,000 (the original notional amount) of its term debt. The swap agreement is for the purpose of limiting the effects of interest rate increases on approximately one-half of the Company’s variable rate term debt. Under this agreement, the Company pays a fixed rate of 3.72% on the notional amount, which is payable quarterly. In accordance with the term loan agreement, the Company also pays an interest margin which adjusts in steps based on achieved operating and leverage metrics (3.5% during the first three months of 2006, and then varying from 3.00 – 3.50% during the quarterly period ending July 1, 2006). The notional amount as of July 1, 2006 was $8,125,000. The swap agreement expires March 31, 2008.
     3) Senior secured subordinated notes totaling $12,000,000 with cash interest of 12% and payment-in-kind interest of 2% and 4% with no principal amortization, and the balances due March 26, 2009. This debt is subordinated to the secured term loan and the revolving credit facility with respect to both payment and lien priority. The balance as of July 1, 2006 is $12,998,509.
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
     The Company estimated the fair value of the warrants as of July 1, 2006, to be $2,897,000. This estimate is reported as warrants payable in the accompanying consolidated balance sheets. The fair value allocated to the warrants at the date of issue of $1,500,000 resulted in the recognition of an equal amount of debt discount, which is being amortized using the effective yield method over 5 years, the term of the related senior secured subordinated note. The Company reports the warrants at fair value and records changes in the fair value as interest expense. At July 1, 2006, the estimate of fair value represents the amount that is expected to be paid to warrant holders in connection with the merger described in Note 1 above.
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
     The Company has provided bank letters of credit totaling approximately $2,087,000 to two creditors. One letter of credit is in support of operating lease payments; this letter of credit is for $388,000 and will be in effect through the entire term of certain leases that expire in December 2011, unless released earlier; the other letters of credit, in the aggregate amount of $1,699,000 support future potential payments by the Company related to workers’ compensation claims. These letters of credit will renew on an annual basis until the need for the letters of credit expires. Based on workers’ compensation claims experience, the amount of these letters of credit is subject to adjustment on December 31, 2006. The outstanding letters of credit decrease, on a dollar-for-dollar basis, the amount of revolving line of credit available under the secured revolving credit facility. In connection with these credit facilities, the Company has granted the lenders a lien on all of the Company’s accounts receivable, inventories, equipment, land and buildings, and various other assets. These agreements contain restrictions on capital expenditures, additional debt or liens, investments, mergers and acquisitions, and asset sales and prohibit payments such as dividends or stock repurchases. These agreements also contain financial covenants, including a total funded debt/EBITDA ratio, a total senior funded debt/EBITDA ratio, a minimum EBITDA ratio, and a fixed charge coverage ratio. As of July 1, 2006, we were in compliance with all debt covenants, as amended.
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
Capital Expenditures
     We made $5.2 million of capital expenditures during the first six months of 2006, including approximately $3.9 million related to expansion activities and approximately $1.3 million for the normal update and replacement of manufacturing equipment.
     As previously reported in the Form 10-Q for the period ended April 1, 2006 we estimated that capital expenditures in 2006 would total approximately $6.8 million. We now estimate that our capital expenditures in 2006 will total approximately $10.0 million, of which approximately $3.0 million will relate to our newest manufacturing facility in Bedford, Pennsylvania.
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
     The following table estimates the Company’s contractual obligations at July 1, 2006:

	Payments Due by Period
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)
Bank indebtedness:

Term loan	$10,928	$6,100	$4,828	$—	$—

Revolving line of credit	17,400	—	17,400	—	—

Senior subordinated debt	12,999	—	12,999	—	—

Other debt obligations	967	483	484	—	—

Interest – estimated	12,250	3,950	8,300	—	—

Operating leases	26,511	7,069	14,896	4,546	—
Preferred stock redemption	200	200	—	—	—

Total contractual cash obligations	$81,255	$17,802	$58,907	$4,546	$—

     Under its bank credit facility, the Company had $2,087,000 of standby letters of credit outstanding at July 1, 2006 in connection with lease obligations and its workers compensation program.
     Pursuant to a 1999 agreement to purchase certain assets of Worthington Custom Plastics, Inc. (“Worthington”), the Company issued 10,000 shares of its preferred stock, without par value, to Worthington. The preferred stock was mandatorily redeemable on April 15, 2004 at $1,000 per share. The Company and Worthington have entered into a preferred stock redemption agreement, dated December 23, 2003, that provides for 30 monthly redemption payments of $50,000 each over a three-year period (10 payments each year in 2004, 2005 and 2006) to fully redeem the preferred stock. Each $50,000 payment and redemption of 333 (or 334) shares reduces the $10 million face value of the redeemable preferred stock by $333,000 (or $334,000). If shares are not redeemed under the provision of this agreement, the redemption price remains at $1,000 per share. The significant cash commitments table above assumes that payments are made over the next six months and that the redeemable preferred stock is retired for $200,000. Twenty-six of the 30 redemption payments have been paid as of July 1, 2006.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
     The Company uses both variable-rate debt and fixed rate debt to finance its operations. The variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. The variable-rate debt includes both our revolving credit facility ($17.4 million at July 1, 2006) and our term note payable ($10.9 million at July 1, 2006).
     In order to satisfy a requirement of the term loan, we entered into a swap agreement effective June 30, 2004 related to $10,750,000 (the original notional amount) of our term debt. Under this agreement, the Company pays a fixed LIBOR rate of 3.72% on the notional amount, which is payable quarterly. In accordance with the term loan agreement, the Company also pays an applicable margin which adjusts in steps based on achieved operating and leverage metrics (primarily at 3.50% during the first three months of 2006, and which decreases to 3.00% thereafter). The notional amount of the swap for the period from April 2 through July 1, 2006 was $8,500,000. The “all-in” rate on the notional amount for the second quarter of 2006 varied from 6.72 – 7.22%. The swap agreement expires March 31, 2008.
     The interest on the other portion of the term loan is currently determined at the applicable margin described above plus a LIBOR rate. The Company has elected to use 1-month LIBOR agreements in an effort to reduce the variability of interest payments related to this portion of the term debt. At July 1, 2006 the “all-in” rate including the LIBOR rate and applicable margin related to this portion of the term debt was approximately 8.85%.
     The interest on the revolving credit facility is determined primarily at the applicable margin plus LIBOR rates. The Company has elected, at July 1, 2006 to use 1-month LIBOR agreements in an effort to reduce the variability of interest payments related to the revolving debt. The LIBOR agreements totaled $11,000,000 at July 1, 2006; the corresponding average “all-in” rates including the LIBOR rates and applicable margin related to the revolving debt were approximately 8.85%. The applicable margin plus the bank base rate is paid on the revolving debt in excess of $11,000,000; at July 1, 2006 this rate was 9.75%.
     If market rates of interest on our variable rate debt had been 100 basis points higher based on balances outstanding during the first six months of 2006, our interest expense, on an annual basis, would be approximately $280,000 higher.
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
     Changes in internal controls. There have been no significant changes in the Company’s internal controls over financial reporting that occurred in the second quarter of 2006 that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL
     On March 27, 2006, a complaint was filed in the Superior Court of Fulton County, Georgia, against the Company, the members of the Company’s board of directors, Parent, Merger Sub and Brazos. The complaint alleges, among other things, that the consideration offered shareholders pursuant to the merger is inadequate and not entirely fair to all of the Company’s shareholders, that the Company’s disclosures regarding the merger are misleading, that members of the board of directors have breached their fiduciary duties in connection with the proposed transaction, and that Brazos, Acquisition, and Sub aided and abetted the alleged breaches of fiduciary duties. The complaint, which purports to be filed by a shareholder of the Company, includes a request for declaration that the action be maintained as a class action and seeks, among other things, an unspecified amount of money damages, and injunctive relief prohibiting the Company from concluding the proposed merger.
     The Company, Brazos, and counsel for the plaintiff have engaged in settlement negotiations that have resulted in an agreement on the principal terms of a settlement of all claims among the parties. On August 10, 2006, the parties executed a Memorandum of Understanding (“MOU”) setting forth the terms of the proposed settlement. The proposed settlement is conditioned upon the consummation of the merger, the execution of a definitive settlement agreement, and court approval. The settlement will extinguish all claims against the Company’s directors and all claims that relate to any of the transactions contemplated by the merger agreement. A supplement to the Proxy Statement is being provided to all shareholders as a part of the settlement of those claims. Under the terms of the MOU, counsel for the plaintiff will be entitled to an aggregate award of attorneys’ fees and expenses in an amount not to exceed $250,000, subject to court approval.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Under the terms of our agreement with our senior secured lender, no amounts are available for the payment of dividends at July 1, 2006.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Morton Industrial Group, Inc. will hold a Special Meeting of the Shareholders on August 25, 2006 for the shareholders to consider and vote upon a proposal to approve the Agreement and Plan of Merger as described above in Note 1 to Notes to Condensed Consolidated Financial Statements. Notice of the Special Meeting was given to all shareholders of record as of the close of business on July 10, 2006. The related definitive proxy statement was filed with the Securities and Exchange Commission on July 10, 2006.
     As described above in Part II, Item 1, a proxy statement supplement was filed with the Securities and Exchange Commission on August 11, 2006. The proxy statement supplement has been mailed to all shareholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
     (A) Exhibits
     11. The computation can be determined from this report.
31.1	Certification pursuant to Rule 13a-14(a)

31.2	Certification pursuant to Rule 13a-14(a)

32.1	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Sixth Amendment to Second Amended and Restated Credit Agreement

99.2	Fourth Amendment to Amended and Restated Note and Warrant Purchase Agreement
(B) Reports on Form 8-K.
Form 8-K was filed on May 16, 2006 related to the Company’s earnings release for the quarterly period ended
April 1, 2006.
Form 8-K/A was filed on June 7, 2006 to amend the Form 8-K filed on March 23, 2006.
Form 8-K/A was filed on June 19, 2006 to amend the Form 8-K filed on March 23, 2006.
Form 8-K/A was filed on July 10, 2006 to amend the Form 8-K filed on March 23, 2006.
Form 8-K was filed on July 10, 2006 related to a press release announcing a Special Meeting of the Shareholders on August 25, 2006 to consider and vote upon a proposal to approve the Agreement and Plan of Merger.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORTON INDUSTRIAL GROUP, INC.

By: /s/ Daryl R. Lindemann
Daryl R. Lindemann

Chief Financial Officer, Secretary and Principal Accounting Officer

Dated: August 15, 2006